Form 10-Q
period 1998-09-30
PINNACLE OIL INTERNATIONAL INC
filed 1998-11-16
CIK 1009922

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1998

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

COMMISSION FILE NO. 0-24027


                       PINNACLE OIL INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                 61-1126904
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

SUITE 750 PHOENIX PLACE, 8407TH AVENUE, S.W., CALGARY, ALBERTA, CANADA T2P 3G2
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (403) 264-7020

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRATION WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES [ ]    NO [X]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

         12,426,983 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE

================================================================================

                        PINNACLE OIL INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION................................................................    2
ITEM 1.   FINANCIAL STATEMENTS.................................................................    2
          Consolidated Balance sheets..........................................................    2
          Consolidated Statements Of Loss......................................................    3
          Consolidated Statements Of Shareholders' Equity......................................    4
          Consolidated Statements Of Cash Flow.................................................    5
          Notes To Financial Statements........................................................    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   12
          General..............................................................................   12
          Overview.............................................................................   12
          Results Of Operations Of The Company (Including Predecessor, Pinnacle Oil)...........   14
          Liquidity And Capital Resources......................................................   15
          Outlook And Prospective Capital Requirements.........................................   16
          Foreign Exchange.....................................................................   16
          Effect Of Inflation..................................................................   16
          Year 2000 Compliance.................................................................   17
          Uncertainties And Risk Factors.......................................................   17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................   25

PART II   OTHER INFORMATION....................................................................   25

ITEM 1.   LEGAL PROCEEDINGS....................................................................   25

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................   25

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................................   25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................   25

ITEM 5.   OTHER INFORMATION....................................................................   26

ITEM 6.   EXHIBITS.............................................................................   26
          Exhibits.............................................................................   26
          Reports on Form 8-K.................................................................   26

                                  ADVISEMENT

This Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbors created by those sections. These forward-looking statements generally reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company, or industry results. The Company has tried, wherever possible, to identify these forward-looking statements by, among other things, using words as "believe," "anticipate," "expect,""intend," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. Any statements in this Report which refer to expectations, projections or other characterizations of future events or circumstances also constitute forward-looking statements.

The forward-looking statements contained in this Report reflect the current beliefs of management of the Company, and are based on currently available information. Accordingly, these forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including those identified in Part I of this Report captioned "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations; Uncertainties and Risk Factors," which may cause the actual results, performance or achievements of the Company to differ materially from those expressed in, or implied by, such forward-looking statements.

The Company undertakes no obligation to publicly release the results of any revision to any forward-looking statement contained in this Report which may be made to reflect events or circumstances occurring subsequent to the filing of this Report with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other Reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                AT SEPTEMBER 30,
                                                                                                ----------------
                                                                                             1998               1997
                                                                                             ----               ----
                                     ASSETS
Current assets:
  Cash...........................................................................         $5,302,646         $1,068,887
  Accounts receivable............................................................            107,347             70,452
  Prepaid expenses and other.....................................................            139,021             13,584
                                                                                          ----------         ----------
    Total current assets.........................................................          5,549,014          1,152,923

Promissory note from employee (note 4)...........................................             35,861                 --

Property and equipment, net of accumulated depreciation and amortization of
 $55,108 and $12,486, respectively...............................................            321,419             78,654
                                                                                          ----------         ----------
    Total assets.................................................................         $5,906,294         $1,231,577
                                                                                          ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.......................................           $161,928            $82,778
  Loans payable to affiliates....................................................                 --             14,962
                                                                                          ----------         ----------
    Total current liabilities....................................................            161,928             97,740

Promissory notes payable (note 5)................................................                 --          1,080,000
                                                                                          ----------         ----------

    Total liabilities............................................................            161,928          1,177,740

Shareholders' equity:
  Series "A" convertible preferred stock, par value $0.001 per share
    800,000 shares authorized; 800,000 shares issued as of September 30, 1998; no
    shares issued as of September 30, 1997.......................................                800                 --
  Common stock, par value $0.001 per share
    50,000,000 shares authorized; 12,015,219 shares issued as of September 30,
    1998; no shares issued as of September 30, 1997..............................             12,427             12,015
  Warrants.......................................................................          1,132,000                 --
  Additional paid-in capital.....................................................         10,031,021          1,128,276
  Accumulated deficit during the development stage...............................         (5,413,883)        (1,086,454)
                                                                                          ----------         ----------
    Total shareholders' equity...................................................          5,744,365             53,837

    Total liabilities and shareholders' equity...................................         $5,906,293         $1,231,577
                                                                                          ==========         ==========

     The accompanying notes to financial statements are an integral part of these balance sheets.

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                                OCTOBER 20,
                                                                                                                    1995
                                                                                NINE MONTHS ENDED              (INCEPTION) TO
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                  -------------                     1998
                                                                             1998               1997            (CUMULATIVE)
                                                                             ----               ----            ------------
Operating expenses:
  Administrative.................................................        $  754,226         $  523,085          $ 1,905,079
  Amortization and depreciation..................................            36,353             19,207               86,934
  Exploration expenditures, net of exploration costs
   reimbursed by joint-venture partners..........................            74,225             70,205              295,901
  Survey system development......................................            17,417             58,968              120,418
  Write-down of automotive.......................................                --                 --               17,074
                                                                         ----------         ----------          -----------
      Total operating expenses...................................          (882,222)          (671,465)          (1,425,407)

Operating loss...................................................          (882,222)          (671,465)          (1,425,407)

Other income (expenses):
  Interest cost on promissory notes..............................           (14,298)           (80,000)            (124,298)
  Interest income................................................           150,836             36,787              203,926
  Other income...................................................            10,396                 --               10,396
  Settlement of damages..........................................                --            157,500              157,500
                                                                         ----------         ----------          -----------
      Total other income (expenses)..............................           146,934            114,287              247,524

Net loss for the period..........................................        $ (735,288)        $ (557,178)         $(2,177,883)
                                                                         ==========         ==========          ===========
Basic and diluted loss per share (note 6)........................        $    (0.31)        $    (0.05)
                                                                         ==========         ==========
Weighted average shares outstanding..............................        12,698,442         11,967,260
                                                                         ==========         ==========

     The accompanying notes to financial statements are an integral part of these statements.

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                            SERIES A                                                  DEFICIT
                                                          CONVERTIBLE            COMMON STOCK                       ACCUMULATED
                                  COMMON STOCK          PREFERRED STOCK            WARRANTS            ADDITIONAL    DURING THE
                                  ------------          ---------------            --------              PAID-IN    DEVELOPMENT
                               SHARES      AMOUNT      SHARES     AMOUNT      NUMBER       AMOUNT        CAPITAL       STAGE
                               ------      ------      ------     ------      ------       ------        -------       -----
Issued at inception --
October 20, 1995.........    5,000,000     $5,000           -      $  -             -    $        -  $         -  $         -

Net loss --
Fiscal 1995..............            -          -           -         -             -             -            -      (53,696)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1995........    5,000,000      5,000           -         -             -             -            -      (53,696)

Issued on Reverse
Acquisition --
January 30, 1996.........    5,968,281      5,968           -         -             -             -       (5,968)           -

Issued for cash --
May 29, 1996.............      975,000        975           -         -             -             -      967,775            -

Net loss --
Fiscal 1996..............            -          -           -         -             -             -            -     (475,578)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1996........   11,943,281     11,943           -         -             -             -      961,807       (5,968)

Issued for services --
July 1, 1997.............       71,938         72           -         -             -             -      166,469            -

Net loss --
Fiscal 1997..............            -          -           -         -             -             -            -     (913,321)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1997........   12,015,219     12,015           -         -             -             -    1,128,276   (1,442,595)

Issued on conversion of
promissory notes --
February 1, 1998.........      411,764        412           -         -             -             -    1,119,588            -

Issued for cash --
April 3, 1998............            -          -     800,000       800             -             -    7,765,157   (2,104,000)

Issued for cash --
April 3, 1998............            -          -           -         -       200,000     1,132,000            -   (1,132,000)

Net loss --
Nine months ended
September 30, 1998.......            -          -           -         -             -             -            -     (735,288)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
September 30, 1998.......   12,426,983    $12,427     800,000      $800       200,000    $1,132,000   10,013,021   (5,413,883)
                            ==========    =======     =======      ====       =======    ==========  ===========  ===========

     The accompanying notes to financial statements are an integral part of these statements.

PINNACLE OIL INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 OCTOBER 20,
                                                                                                                    1995
                                                                                                               (INCEPTION) TO
                                                                                    NINE MONTHS ENDED           SEPTEMBER 30,
                                                                                      SEPTEMBER 30,                1998
                                                                                ---------------------------
                                                                                    1998         1997           (CUMULATIVE)
                                                                                ------------  -------------    ---------------
Operating activities:
Net loss for the period........................................                 $ (735,288)    $  (557,178)      $ (2,177,883)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Amortization................................................                     36,353          19,207             86,748

  Write-down of property and equipment.........................                       --               --              28,077

  Accrued interest on promissory notes.........................                     10,000          80,000            120,000

   Costs settled by issuance of common stock...................                       --           166,541            166,541

   Accounts receivable.........................................                    (19,243)        (57,560)          (107,515)

   Prepaid expenses and other..................................                   (105,507)        (11,947)          (139,021)

   Accounts payable............................................                    (63,717)       (112,254)           161,928

   Due from (to) officers......................................                       --            14,962             (4,832)
                                                                                ------------  -------------    ---------------
   Net cash used in operating activities.......................                   (877,402)       (458,229)        (1,861,125)

Financing activities:
 Proceeds of promissory notes..................................                       --         1,000,000          1,100,000

 Repayment of promissory notes.................................                       --              --             (100,000)

 Issuance of common stock......................................                       --              --              980,000

 Issuance of preferred stock and warrants......................                  6,000,000            --            6,000,000

 Share issuance costs..........................................                   (333,158)           --             (339,408)

 Repayment of long-term debt...................................                   (146,520)           --             (146,520)
                                                                                ------------  -------------    --------------

     Net cash generated by financing activities................                  5,520,322       1,000,000          7,424,072

Investing activities:
 Deferred financing............................................                     (4,884)           --              (12,650)

 Deferred costs................................................                    154,287            --              154,287

 Loan to employee..............................................                    (35,861)           --              (35,861)

 Acquisition of property and equipment.........................                   (302,155)          7,497           (436,245)
                                                                                ------------  -------------    --------------
     Net cash generated by (used in) investing activities......                   (188,613)          7,497           (330,469)

Net cash inflow (outflow)......................................                  4,454,307         549,268          5,302,646

Cash position, beginning of period.............................                    848,339         519,619                --
                                                                                ------------  -------------    ---------------
Cash position, end of period...................................                 $5,302,646      $1,068,887         $5,302,646
                                                                                ============  =============    ===============

     The accompanying notes to financial statements are an integral part of these statements.

PINNACLE OIL INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------

NOTE 1 -- BUSINESS

(A)  NATURE OF BUSINESS


     Pinnacle Oil International, Inc. (the "Company"), together with its wholly-owned subsidiaries, Pinnacle Oil Inc. ("Pinnacle U.S.") and Pinnacle Oil Canada Inc. ("Pinnacle Canada"), is a remote-sensing technology company principally engaged in the business of hydrocarbon (oil and natural gas) exploration and, through their strategic partners, the exploitation of hydrocarbon accumulations identified by Pinnacle U.S. and Pinnacle Canada.

     The Company and its subsidiaries identify commercially viable hydrocarbon accumulations ("SFD Prospects") through the analysis of certain information ("SFD Data") provided exclusively to the Company and its subsidiaries for hydrocarbon exploration purposes by Momentum Resources Corporation ("Momentum"). The SFD Data is generated by Momentum's proprietary Stress Field Detector, or "SFD," used in conjunction with the Company's proprietary electronic data acquisition and global positioning systems (collectively, the "SFD Survey System"). Momentum is controlled and indirectly owned by certain officers, directors and significant shareholders of the Company, and provides the SFD Data to the Company pursuant to the terms of a Restated Technology Agreement (the "License").

     The Company's current business strategy is to enter into joint venture and other arrangements through its subsidiaries with a small and select number of reputable, experienced, well-capitalized hydrocarbon exploration, drilling and production companies pursuant to which the Company and its subsidiaries will identify SFD Prospects in geographically defined exploration areas selected by these strategic partners in return for a revenue-based royalty or working interest (as opposed to a fixed fee), and the strategic partner will finance the acquisition and development of the SFD Prospects. These strategic arrangements will ultimately encompass both domestic prospects (located within the United States and Canada) and international prospects, as well as off-shore prospects.

     As currently structured, Pinnacle Canada will enter into arrangements with Canadian strategic partners to exploit to exploit SFD Prospects principally located in Canada, and Pinnacle U.S. will enter into arrangements with American strategic partners to exploit SFD Prospects principally located in the United States. To effectuate such structure, Pinnacle Canada and Pinnacle U.S. have each entered into certain sublicensing arrangements with the Company pursuant to which each of such subsidiaries receive SFD Data from the Company in payment of a royalty to the Company based upon such subsidiary's respective revenues.

     As of September 30, 1998, Pinnacle Canada and Pinnacle U.S. have each entered into joint venture agreements with two such strategic partners, and Pinnacle Canada has entered into an SFD survey agreement with a third such strategic partner. Each of these agreements provide for the payment of a royalty to Pinnacle Canada or Pinnacle U.S. (as the case may be) by the strategic partner, currently in the range of 5% to 8%, based upon revenues resulting from the sale of hydrocarbons produced by SFD Prospects identified by such subsidiary. In any situation where Pinnacle Canada or Pinnacle

     U.S. is being paid a royalty with respect to an SFD Prospect identified by such subsidiary, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary property or drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of these agreements also provides for the strategic partner to pay all (in the case of the SFD survey agreement and one of the joint venture agreements), or one-half of all (in the case of the other joint venture agreement), of the survey costs incurred by Pinnacle Canada or Pinnacle U.S. (as the case may be).

     The joint venture agreements each also permit Pinnacle Canada or Pinnacle U.S. (as the case may be) to elect to receive a higher working interest (in percentage terms relative to a royalty interest) with respect to hydrocarbons produced by any SFD Prospect identified by such subsidiary, in which case such subsidiary must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon such subsidiary's working interest for such prospect. Notwithstanding that Pinnacle Canada or Pinnacle U.S. (as the case may be) bear a share of the costs in such circumstances, the strategic partner will nevertheless still be responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

     Although Pinnacle Canada and Pinnacle U.S. have retained the noted working-interest rights with their current strategic partners, and although the Company and its subsidiaries have the right to explore and exploit hydrocarbon accumulations for their own accounts and, subject to certain limitations under the joint venture agreements, for additional strategic partners, the Company's current near-term intentions (subject to future developments) are: (i) to limit its exploration efforts to Pinnacle Canada's and Pinnacle U.S.'s current strategic partners subject to their financial and operational ability to develop all SFD Prospects tendered to each such partner, and (ii) for each of Pinnacle Canada and Pinnacle U.S. to elect to receive a royalty interest (in lieu of a working interest) on all SFD Prospects developed by their strategic partners unless and until such time as the Company and/or such subsidiaries have accrued substantial working capital from the receipt of royalties or other income or other sources of capital as will enable them to elect to participate on a working interest basis with respect to selected SFD Prospects should management determine it advisable to do so.

     The Company completed the last of the field evaluations designed by its strategic partners to evaluate and test the SFD Survey System in early 1998, and Pinnacle Canada has since completed its SFD Prospect identification activities for one strategic partner under the SFD survey agreement, and Pinnacle Canada and Pinnacle U.S. are now actively engaged in SFD Prospect identification activities for the other two strategic partners under the joint venture agreements. Although Pinnacle Canada and Pinnacle U.S. (as the case may be) have tendered a number of SFD Prospects to each of these strategic partners through September 30, 1998, none of these prospects have been drilled as of such date, and the Company does not anticipate that the strategic partners will commence drilling activities until the last half of the fourth quarter of 1998, at the earliest.

     Since the Company does not presently have revenues, it is considered a development stage company, and will continue to be considered a development stage company until such time as its strategic partners drill commercially productive wells and commence the payment of royalties to Pinnacle Canada and Pinnacle U.S.

(B)  DEVELOPMENT OF COMPANY

     The Company was initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation" ("Auric"). Auric was formed by Mega-Mart, Inc. ("Mega-Mart"), a Delaware corporation formed on January 28, 1987, for the purpose of facilitating the change of Mega-Mart's corporate domicile from Delaware to Nevada. On September 28, 1994, Auric and Mega-Mart entered into a Plan Of Reorganization pursuant to which the shareholders of Mega-Mart contributed all of their outstanding shares of common stock in Mega-Mart to Auric in exchange for 1,096,500 shares of Auric common stock, constituting 100% of its outstanding capital stock. The Plan of Reorganization also contemplated a subsequent merger of Mega-Mart into Auric, however, the parties subsequently determined not to merge the companies, thereby retaining Mega-Mart as a wholly owned subsidiary of Auric. Auric subsequently determined that its investment in Mega-Mart was without value, and abandoned this investment.

     On December 12, 1995, Pinnacle U.S. and the Company (as Auric) entered into a letter of intent under which: (i) the Company agreed to issue 10,090,675 shares of its common stock, constituting approximately 92% of its outstanding shares of common stock, to the shareholders of Pinnacle U.S. in exchange for all of the outstanding shares of common stock of Pinnacle U.S.; (ii) the Company agreed to solicit shareholder consent to a 6:1 reverse stock split immediately prior to the share exchange; and (iii) the Company agreed to change its name to "Pinnacle Oil International, Inc." upon consummation of the reorganization. Pinnacle U.S. was a Nevada Corporation formed on October 20, 1995 for the purpose of engaging in hydrocarbon exploration utilizing SFD Data generated by the SFD Survey System. On January 12, 1996, the shareholders and directors of the Company approved the transactions contemplated by the letter of intent, and consented to a 6:1 reverse stock split. A formal Plan of Reorganization and Acquisition was executed and effective as of January 20, 1996, and the change in the Company's name to "Pinnacle Oil International, Inc." was effective on February 23, 1996.

     As a result of the noted transactions, Pinnacle U.S. became a wholly owned subsidiary of the Company, and currently conducts the Company's operations in the United States. The Company formed Pinnacle Canada, a federal Canadian corporation, on April 1, 1997 to conduct the Company's operations in Canada.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting policies:

(A)  BASIS OF PRESENTATION

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pinnacle U.S. and Pinnacle Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission relating to the preparation of Forms 10--Q and
     Article 10 of Regulation S--X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the result of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement (Amendment No. 2) on Form 10 filed with the Securities and Exchange Commission on September 10, 1998.

(B)  ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(C)  RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact of SFAS 133 on the Company's financial statements is not expected to be material.


NOTE 3 -- ACQUISITION OF SUBSIDIARY

The Company (when Auric) acquired Pinnacle U.S. in a transaction accounted for as a "Reverse Acquisition" in accordance with United States Generally Accepted Accounting Principles. As a result of the application of these accounting principles, Pinnacle U.S. (and not Auric) was treated as the "acquiring" or "continuing" entity for financial accounting purposes. The business combination has been accounted for as an issuance of stock by Pinnacle U.S. in exchange for the tangible net assets of Auric, valued at fair value, which approximate historical costs. Accordingly, the consolidated statements of loss and shareholders' equity (deficit) of the Company for the year ended December 31, 1995 and each period thereafter are deemed to be a continuation of Pinnacle U.S.'s financial statements, and therefore reflect (i) the operations of Pinnacle U.S. since October 20, 1995, the date of Pinnacle U.S.'s formation, through to the date the Plan of Reorganization and acquisition was executed (January 20, 1996), and (ii) the operations of the Company after January 20, 1996. The acquisition was effected by the issuance of 10,090,675 common shares of the Company, constituting approximately 92% of its outstanding shares, in exchange for all of the outstanding shares of Pinnacle U.S.


NOTE 4 -- PROMISSORY NOTES PAYABLE

During the nine-month period ended September 30, 1998, the Company loaned an employee the sum of Cdn. $54,756 (U.S. $35,760) for the purchase of a residence in connection with the employee's relocation to Calgary, Alberta. The terms of the underlying promissory note provide for principal and accrued interest on the loan to be repaid on a monthly basis, with payment of principal determined on the basis of a 300-month amortization rate, and with interest computed at the Company's cost of funds (presently 5 1/2%).

NOTE 5 -- PROMISSORY NOTES PAYABLE

During the year ended December 31, 1997, two officers and directors of the Company loaned the Company $1,000,000 pursuant to unsecured, convertible promissory notes. These loans, which bear interest at the rate of 12% per annum, were payable on or before January 31, 1998. The officers had the right, pursuant to the terms of the promissory notes, to convert the obligations under the notes into the Company common stock based upon a ratio of one share per $4.07 in converted principal and interest, and the Company had the right, pursuant to the terms of the promissory notes, to convert the obligations under the notes into the Company's common stock based upon a ratio of one share per $2.72 in converted principal and interest. The Company elected in February 1998, after the notes became due, to convert the notes into 411,764 shares of common stock in settlement of $1,000,000 in principal and $120,000 in accrued interest.


NOTE 6 -- SHARE CAPITAL AND OPTIONS AND WARRANTS

In February 1998, the Company issued 411,764 shares of common stock to two officers and directors of the Company in settlement of $1,120,000 in principal and accrued interest under two unsecured convertible promissory notes held by such officers and directors. (See Note 5)


In April 1998, in connection with entering into a joint venture agreement, the Company raised $6,000,000 through a private placement to an affiliate of the joint-venture partner of: (i) 800,000 shares of series A convertible preferred stock, par value $0.001 (which preferred stock was authorized by the Company on April 1, 1998); and (ii) two-year warrants to purchase 200,000 shares of the Company's common stock at $7.50 per share. Each share of preferred stock (1) is convertible into one common share, (2) commencing April 3, 2000, may be redeemed by the Company at $7.50 per share, and (3) has a $7.50 liquidation preference. The preferred shares are not entitled to payment of any dividends, although such shares may, under certain circumstances, participate in dividends on the same basis as if such shares had been converted into common shares.


Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the Company
(i) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features, (ii) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares, and (iii) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation. Appropriate adjustment for the deemed distribution was also taken into consideration in calculating the Company's basic loss per common share, thereby increasing the basic loss per share from $0.06 to $0.31.

As of September 30, 1998, there were outstanding options to purchase 440,000 shares of the Company's common stock, of which 125,000 options were vested, as set forth below:



                                                                               Options             Options
                                           Effective                         Outstanding            Vested
Type of Option                               Grant          Exercise          Sept. 30,           Sept. 30,         Expiration
                                             Date             Price              1998                199               Date
------------------------------------      ----------        --------        ------------     --------------         ----------

Director Non-qualified..............      5-12-97           $5.81(1)          45,000               45,000             8-28-01

Director Non-qualified..............      5-12-97           $5.81(1)          30,000               20,000(3)            (8)

Director Non-qualified..............      5-20-97           $5.25(1)          90,000               60,000(3)            (8)

Employee Incentive..................     11-24-97           $9.50(1)          50,000                 0(4)               (8)

Director Non-qualified..............      3-10-98           $8.31(1)          45,000                 0(3)               (8)

Employee Incentive..................      5-12-98           $8.25(2)          30,000                 0(4)               (8)

Employee Incentive..................      5-12-98           $8.25(2)          30,000                 0(5)               (8)

Employee Incentive..................      8-24-98           $8.25(2)          70,000                 0(6)               (8)

Employee Incentive..................      8-24-98           $8.25(1)          50,000                 0(7)               (8)
                                                                           -------------     --------------
                                                                             440,000(9)       125,000(10)

(1) The exercise price for these options was the trading price as of the effective date of grant.
(2) The exercise price for these options was the trading price as of the effective date of approval by the Compensation Committee of the Board.
(3) These options vested one-third each on the grant date. These options vest an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, subject to the re-election of each such director at each annual meeting of the Company or of its subsidiary.
(4) These options vest one-fifth each on the first through fifth anniversary dates of grant, respectively, based upon the continued provision of services as an employee.
(5) These options vest one-third each on the first through third anniversary dates of grant, respectively, based upon the continued provision of services as an employee.
(6)  These options vest 10,000, 10,000, 16,667, 16,666 and 16,667 shares on the first through fifth anniversary dates of employment (July 8, 1998), respectively, based upon the continued provision of services as an employee.
(7) These options vest 7,500 shares each on the first through third anniversary dates of grant, respectively, and 13,750 shares each on the fourth through fifth anniversary dates of grant, respectively, based upon the continued provision of services as an employee.
(8)  These options lapse, if unexercised, five years from the date of vesting.
(9) As of September 30, 1997, 165,000 director non-qualified options and no employee incentive options were outstanding.
(10) As of September 30, 1997, 55,000 director non-qualified options and no employee incentive options were vested.


In August 1996, in connection with the amendment of the License by Momentum for the purpose, among other things, of indefinitely extending the termination date of the License, the Company agreed it would grant to Momentum, commencing on January 1, 2001, Performance Options to purchase 16,000 shares of Company's Common Stock at the then current trading price for each month (after 2000) in which SFD Prospect production exceeds 20,000 barrels of hydrocarbons. No Performance Options have been granted as of September 30, 1998.


NOTE 7 -- COMMITMENTS

In January 1998, the Company entered into a five-year non-cancelable operating lease for office space. As of September 30, 1998, future annual base rent payments based upon current square footage and commitments, but exclusive of operating cost and other pass-through items, were as follows (in Canadian dollars):


1998 (3 MONTHS)................................................................................        $    17,151
1999 (12 MONTHS)...............................................................................             68,604
2000 (12 months)...............................................................................             68,604
2001 (12 months)...............................................................................             68,604
2002 (12 months)...............................................................................             68,604
2003 (1 month).................................................................................              5,717


NOTE 8 -- SUBSEQUENT EVENTS

In October 1998, subject to the completion of a three-month probationary period, the Company agreed to grant incentive stock options to an employee of the Company to purchase 25,000 shares of common stock at a price of $8.12 1/2, based upon the closing stock trading price for the effective date of employment.
These options vest 5,000 shares each on the first through fifth anniversary dates of the effective date of employment, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date.

In October, 1998, the Company purchased an AeroCommander 685 aircraft at a purchase cost of $200,000 (exclusive of associated transactional costs).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 2 of
Part I of this Report.


OVERVIEW

Pinnacle Oil International, Inc. (the "Company"), together with its wholly-owned subsidiaries, Pinnacle Oil Inc. ("Pinnacle U.S.") and Pinnacle Oil Canada Inc. ("Pinnacle Canada"), is a remote-sensing technology company principally engaged in the business of hydrocarbon (oil and natural gas) exploration and, through their strategic partners, the exploitation of hydrocarbon accumulations identified by Pinnacle U.S. and Pinnacle Canada.

The Company and its subsidiaries identify commercially viable hydrocarbon accumulations ("SFD Prospects") through the analysis of certain information ("SFD Data") provided exclusively to the Company and its subsidiaries for hydrocarbon exploration purposes by Momentum Resources Corporation ("Momentum"). The SFD Data is generated by Momentum's proprietary Stress Field Detector, or "SFD," used in conjunction with the Company's proprietary electronic data acquisition and global positioning systems (collectively, the "SFD Survey System"). Momentum is controlled and indirectly owned by certain officers, directors and significant shareholders of the Company, and provides the SFD Data to the Company pursuant to the terms of a Restated Technology Agreement (the "License").

The Company's current business strategy is to enter into joint venture and other arrangements through its subsidiaries with a small and select number of reputable, experienced, well-capitalized hydrocarbon exploration, drilling and production companies pursuant to which the Company and its subsidiaries will identify SFD Prospects in geographically defined exploration areas selected by these strategic partners in return for a revenue-based royalty or working interest (as opposed to a fixed fee), and the strategic partner will finance the acquisition and development of the SFD Prospects. These strategic arrangements will ultimately encompass both domestic prospects (located within the United States and Canada) and international prospects, as well as off-shore prospects.

As currently structured, Pinnacle Canada will enter into arrangements with Canadian strategic partners to exploit to exploit SFD Prospects principally located in Canada, and Pinnacle U.S. will enter into arrangements with American strategic partners to exploit SFD Prospects principally located in the United States. To effectuate such structure, Pinnacle Canada and Pinnacle U.S. have each entered into certain sublicensing arrangements with the Company pursuant to which each of such subsidiaries receive SFD Data from the Company in payment of a royalty to the Company based upon such subsidiary's respective revenues.

As of September 30, 1998, Pinnacle Canada and Pinnacle U.S. have each entered into joint venture agreements with two such strategic partners, Encal Energy Ltd. ("Encal") and CamWest Limited Partnership ("CamWest"), and Pinnacle Canada has entered into an SFD survey agreement with Renaissance Energy Ltd. ("Renaissance"). Each of these agreements provide for the payment of a royalty to Pinnacle Canada or Pinnacle U.S. (as the case may be) by the strategic partner, currently in the range of 5% to 8%, based upon revenues resulting from the sale of hydrocarbons produced by SFD Prospects identified by such subsidiary. In any situation where Pinnacle Canada or Pinnacle U.S. is being paid a royalty with respect to an SFD Prospect identified by such subsidiary, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary property or drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of these agreements also provides for the strategic partner to pay all (in the case of the SFD survey agreement and one of the joint venture agreements), or one-half of all (in the case of the other joint venture agreement), of the survey costs incurred by Pinnacle Canada or Pinnacle U.S. (as the case may be).

The joint venture agreements each also permit Pinnacle Canada or Pinnacle U.S. (as the case may be) to elect to receive a higher working interest (in percentage terms relative to a royalty interest) with respect to hydrocarbons produced by any SFD Prospect identified by such subsidiary, in which case such subsidiary must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon such subsidiary's working interest for such prospect. Notwithstanding that Pinnacle Canada or Pinnacle U.S. (as the case may be) bear a share of the costs in such circumstances, the strategic partner will nevertheless still be responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

Although Pinnacle Canada and Pinnacle U.S. have retained the noted working-interest rights with their current strategic partners, and although the Company and its subsidiaries have the right to explore and exploit hydrocarbon accumulations for their own accounts and, subject to certain limitations under the joint venture agreements, for additional strategic partners, the Company's current near-term intentions (subject to future developments) are: (i) to limit its exploration efforts to Pinnacle Canada's and Pinnacle U.S.'s current strategic partners subject to their financial and operational ability to develop all SFD Prospects tendered to each such partner, and (ii) for each of Pinnacle Canada and Pinnacle U.S. to elect to receive a royalty interest (in lieu of a working interest) on all SFD Prospects developed by their strategic partners unless and until such time as the Company and/or such subsidiaries have accrued substantial working capital from the receipt of royalties or other income or other sources of capital as will enable them to elect to participate on a working interest basis with respect to selected SFD Prospects should management determine it advisable to do so.

The Company completed the last of the field evaluations designed by its strategic partners to evaluate and test the SFD Survey System in early 1998, and Pinnacle Canada has since completed its SFD Prospect identification activities Renaissance under the SFD survey agreement, and Pinnacle Canada and Pinnacle U.S. are now actively engaged in SFD Prospect identification activities for Encal and CamWest, respectively, under their joint venture agreements. Although Pinnacle Canada and Pinnacle U.S. (as the case may be) have tendered a number of SFD Prospects to each of these strategic partners through September 30, 1998, none of these prospects have been drilled as of such date, and the Company does not anticipate that the strategic partners will commence drilling activities until the last half of the fourth quarter of 1998, at the earliest.

The Stress Field Detector and its underlying technology, upon which the Company is dependent for SFD Data, is a recently developed proprietary technology owned by Momentum. Working with Momentum the Company has applied a significant portion of its working capital toward: (i) developing and refining the data acquisition systems used with the SFD Survey System, including adopting it for airborne surveys and incorporating a global positioning system; (ii) conducting initial exploratory activities using the SFD Survey System to develop and refine the data acquisition system; and (iii) conducting additional exploratory activities to confirm the efficacy of the Stress Field Detector for the Company's strategic partners to date. Although the Company entered into the noted agreements with its three strategic partners, activities under such agreements to identify prospects have only recently commenced, and no revenues have been generated to date. Pursuant to the terms of the License, the Company will pay Momentum a fee equal to 1% of "Prospect Profits" (as such term is defined in the amended License) received by the Company and its subsidiaries on or before December 31, 2000, and 5% of Prospect Profits received by the Company and its subsidiaries after December 31, 2000.

Since the Company has not generated operating revenues to date, it should be considered a development stage entity. Although the Company, as a result of a $6 million private placement of convertible preferred stock and warrants in April 1998, has sufficient working capital as of the date of this Report ($5,387,086) to fund operations for several years, the Company's ability to continue as a going concern in the longer term will nevertheless be dependent upon any joint venture or other arrangement in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to its participants, including the Company. The Company expects it will continue to incur further losses until such time as such joint ventures and/or other arrangements make such distributions in meaningful amounts. (See "Outlook and Prospective Capital Requirements" below).


RESULTS OF OPERATIONS OF THE COMPANY (INCLUDING PREDECESSOR, PINNACLE OIL)

The Company had no revenues for its nine-month interim fiscal periods ended September 30, 1998 and 1997.

The Company incurred operating expenses of $882,222 for its nine-month interim fiscal period ended September 30, 1998, as compared to $671,465 for its corresponding nine-month interim fiscal period ended September 30, 1997.

The increase in operating expense for the Company's nine-month interim fiscal period ended September 30, 1998 was primarily attributable to an increase in (i) administrative expense to $754,226, as compared to $523,085 for the prior corresponding interim fiscal period; and (ii) amortization and depreciation to $36,353 as compared to $19,207 for the prior fiscal period; partially offset by a reduction in survey system development from $58,968 for the prior fiscal period to $17,417. The increase in administrative expense was primarily attributable to: (i) greater legal fees incurred to support the Company's increased level of business activities in the first two fiscal quarters of 1998, including negotiating and entering into various agreements (including those with certain of the Company's strategic partners), raising capital and preparing securities filings; and (ii) increases in wages and benefits. The increase in amortization and depreciation was attributable to the acquisition of additional computer and electronic equipment resulting from the further development and refinement of the data acquisition systems used with the SFD Survey System, including adopting it for airborne surveys and incorporating a global positioning system. The decline in survey system development costs were attributable to a decline in the use of outside consultants.

The Company incurred $14,298 in interest expense for its nine-month interim fiscal period ended September 30, 1998, as compared to $80,000 for its nine-month interim fiscal period ended September 30, 1997. The noted expense represented interest accrued on $1 million in loans made to the Company in January of 1997 by Messrs. R. Dirk Stinson and George Liszicasz, which loan was converted into Common Stock in February 1998. Interest expense for the nine-month interim fiscal period ended September 30, 1998 was lower than the amount incurred for the corresponding prior interim fiscal period insofar as the loan balances were carried for only one month for the former interim fiscal period, as compared to eleven months for the latter interim fiscal period.

The Company earned $150,836 in interest income for its nine-month interim fiscal period ended September 30, 1998, as compared to $36,787 for its nine-month interim fiscal period ended September 30, 1997. The increase in interest income was attributable to higher cash balances in the Company's accounts for the nine-month interim fiscal period ended September 30, 1998 as a result of a $6,000,000 private placement of the Company's securities in April 1998.

For the reasons just noted, net loss for the Company's nine-month interim fiscal period ended September 30, 1998 increased to $735,288, as compared to a net loss of $557,178 for the Company's nine-month interim fiscal period ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements from the inception of Pinnacle Oil (October 20, 1995) through September 30, 1998 were funded principally from: (i) the private placement of the Company's Common Stock in the amount of $975,000 in February 1996, (ii) loans to the Company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, and (iii) the private placement of convertible preferred stock and warrants in the amount of $6 million in April of 1998.

As of December 31, 1997, the Company was indebted to Messrs. George Liszicasz and Dirk Stinson in the amounts of $555,000 each, pursuant to two unsecured loans, each in the original principal amount of $500,000 made to the Company by each of these affiliates on January 31, 1997. These loans bore interest at the rate of 12% per annum, and were repayable on January 31, 1998. The promissory notes provided that Messrs. Liszicasz and Stinson could elect to convert the outstanding principal and interest under the loans into the Company's Common Stock at the rate of $4.07 per share, and that the Company could elect to convert the outstanding principal and interest under the loans into the Company's Common Stock at the rate of $2.72 per share. These loans were each converted by the Company into 205,882 shares of Common Stock on February 1, 1998, due to the Company's inability to repay such notes on their respective due dates.

The Company's cash position as of September 30, 1998 and September 30, 1997 was $5,302,646 and $1,068,887, respectively, as compared to $848,339 and $519,621 as of the beginning of each such interim period, respectively. The Company principally maintains its cash in a money-market account which invests in United States government and government-backed securities.

The $4,454,307 increase in the Company's cash position for the nine-month interim fiscal period ended September 30, 1998 was attributable to $5,520,322 in cash generated by financing activities, partially offset by $877,402 in cash used in operating activities and $188,613 in cash used in investing activities. The $549,268 increase in the Company's cash position for the corresponding prior interim fiscal period ended September 30, 1997 was attributable to $1,000,000 in cash provided by financing activities and $7,497 in cash generated by investing activities, partially offset by $458,229 in cash used in operating activities.

The Company's operating activities required cash in the amount of $877,402 for the nine-month fiscal period ended September 30, 1998, as compared to cash requirements of $458,229 for the corresponding prior nine-month fiscal period ended September 30, 1997. The $877,402 in cash used in operating activities for the nine-month interim fiscal period ended September 30, 1998 reflected the Company's net loss of $735,288 for such period, as decreased for non-cash deductions (interest accrued of $10,000 and amortization of $36,353), and a net decrease in non-cash working capital balances ($178,467). The $458,229 in cash used in operating activities for the nine-month interim fiscal period ended September 30, 1997 reflected the Company's net loss of $557,178 for such period, as decreased for non-cash deductions (interest accrued of $80,000, amortization of $19,207 and satisfaction of costs with issuance of stock), and a net decrease in non-cash working capital balances ($166,799).

The Company generated cash of $5,520,322 from financing activities for the nine-month fiscal period ended September 30, 1998, as compared to generating cash of $5,520,322 from financing activities for the nine-month fiscal period ended September 30, 1998 was comprised of the net proceeds of the sale of preferred stock and warrants in the amount of $5,666,842, partially offset by the repayment of debt in the amount of $146,520. The $1,000,000 in cash generated by financing activities for the nine-month fiscal period ended September 30, 1997 was comprised of the proceeds of loans made to the Company by Messrs. Liszicasz and Stinson.

The Company used cash in the amount of $188,613 for investing activities for the nine-month fiscal period ended September 30, 1998, as compared to the generation of cash by investing activities in the amount of $7,497 for the corresponding prior nine-month fiscal period ended September 30, 1997. The principal use of cash in investing activities was to acquire property and equipment.


OUTLOOK AND PROSPECTIVE CAPITAL REQUIREMENTS

The Company's ability to begin earning revenues and profits is dependent upon joint ventures or other arrangements in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to the parties to such ventures, including to the Company. As of the date of this Report, the Company has commenced identifying and tendering what it considers to be commercially viable SFD Prospects to each of its three strategic partners, and anticipates, based upon discussions with each of its strategic partners, that such strategic partners will commence drilling activities with respect to SFD Prospects confirmed with seismic data by the end of 1998. The Company does not anticipate it will receive meaningful revenues until 1999 at the earliest.

No assurance can be given that the SFD Prospects described above, if confirmed by the Company's strategic partners using seismic or other methodologies, will be drilled at all or by projected drilling dates due to, among other things, factors such as the perceived economics of drilling at such time, the ability of the strategic partner to obtain property rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Even if an SFD Prospect is drilled, no assurance can be given that the well will produce commercially viable quantities of oil or gas. See "Uncertanties and Risk Factors--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

The Company expects it will continue to incur further losses until such time as any joint venture or other arrangement makes distributions in meaningful amounts. The Company estimates it will incur operating costs of approximately $1.5 million over the twelve-month period ended September 30, 1999. In April of 1998, the Company raised $6 million through a private placement of convertible preferred stock and warrants, which will enable the Company to fund its operations for at least the next twelve months following the date of this Report.


FOREIGN EXCHANGE

The Company's business to date is principally conducted in Canada and the United States, in transactions denominated in Canadian and United States dollars, respectively. The Company maintains its cash and investments predominately in United States denominated funds, and only converts such funds into Canadian dollars at such time as necessary to pay Canadian expenses. Management does not believe that the fluctuation in the value of the United States dollar in relation to the Canadian dollar in the last three fiscal periods has adversely affected the Company's operating results. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results.


EFFECT OF INFLATION

In the Company's view, at no time during any of the last three fiscal periods have inflation or changing prices had a material impact on the Company.

YEAR 2000 COMPLIANCE

Management has reviewed the Company's internal computer systems and software products for Year 2000 problems, and believes they are generally Year 2000 compliant. In the event Year 2000 considerations do arise, management does not believe such considerations will materially impact the Company's internal operations or future financial or operating results or future financial condition. Management also does not believe that the Company's internal operations or future financial or operating results or future financial condition will be materially affected by any Year 2000 considerations which may effect the Company's strategic partners.


UNCERTAINTIES AND RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION AND FINANCIAL DATA SET FORTH ELSEWHERE IN THIS REPORT, THE FOLLOWING UNCERTAINTIES AND RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.


RISKS RELATING TO THE COMPANY AND ITS BUSINESS

CONTINUING OPERATING LOSSES; DEVELOPMENT STAGE ENTITY.   The Company has not
generated operating revenues to date, and should be considered a development stage entity. The Company's ability to increase revenues and generate profits will depend primarily upon the successful implementation of the Company's business plan. It is anticipated that such implementation will depend upon one or more of the Company's joint ventures successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects identified by the Company, and making distributions to the Company of gross-overriding royalties and, in certain cases, working interest distributions, to the Company. No assurance can be given that the Company will be successful in implementing its business plan, or that the revenues of the Company will increase, or that the Company will be able to achieve or maintain profitable operations. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible.

LIMITED OPERATING HISTORY.   The Company has a limited operating history upon
which any evaluation of the Company and its long-term prospects might be based. The Company did not commence its business plan for the exploitation of the SFD Survey System until December of 1995. The Company is subject to the risks inherent in a new business enterprise, as well as the more general risks inherent to the operation of an established business. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by all companies engaged in the extremely volatile and competitive oil and gas markets. Any future success that the Company might achieve will depend upon many factors, including factors which will be beyond its control or which cannot be predicted at this time. These factors may include changes in hydrocarbon and exploration technologies, price and product competition, developments and changes in the international oil and gas market, changes in the Company's strategy, changes in expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign currency exchange rates, general economic conditions, both in the United States and Canada, and economic and regulatory conditions specific to the areas in which the Company competes, among others. (See "Canadian Government Regulation and Industry Conditions"). To address these risks, the Company must, among other things, continue to respond to competitive developments; attract, retain and motivate qualified personnel; implement and successfully execute its business plan; obtain additional and viable joint venture partners; negotiate additional working interests and participations; and upgrade and perfect the SFD Survey System. There can be no assurance that the Company will be successful in addressing these risks.

UNCERTAIN DISCOVERY OF VIABLE COMMERCIAL PROSPECTS.   The Company's future
success is dependent upon its ability, through utilization of the SFD Survey System, to economically locate commercially viable hydrocarbon accumulations for development by its strategic partners. Based on the Company's business plan, the Company will be dependent on both (i) the efficacy of the SFD Survey System in locating SFD Prospects; and (ii) the cooperation and capital of joint-venture and other strategic partners in exploiting such prospects. Although the results of the SFD Survey System have been satisfactorily tested by the Company's strategic partners, the Company can make no representations, warranties or guaranties that the SFD Survey System will be able to consistently locate hydrocarbons or oil and gas prospects, or that such prospects will be commercially exploitable. There can be no assurance that the Company will be able to discover commercial quantities of oil and gas, or that the Company's joint venture partners will have success in acquiring properties at low finding costs and in drilling productive wells. Because the Company's revenues will be solely from gross-overriding royalties and, in certain cases, working interest distributions, from its strategic partners with respect to prospects identified by the SFD Survey System, an inability of the Company to identify and exploit commercially viable hydrocarbon accumulations would have a material and adverse effect on the Company's business and financial position.

UNCERTAIN MARKET ACCEPTANCE OF THE SFD SURVEY SYSTEM AND STRATEGIC PARTNER
PARTICIPATION.   The market for the Company's SFD Survey System is undeveloped, and such technology must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for new services are subject to a high level of uncertainty and risk. Because the market for the Company's exploration services is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. There can be no assurance that a market for the Company's services will develop, or be sustainable. If the market fails to develop, or if the Company's services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

RELIANCE ON STRATEGIC PARTNERS--NON-OPERATOR STATUS.   The Company has and will
rely upon its strategic partners for opportunities to participate in exploration prospects, through gross overriding royalties from producing SFD Prospects and, in certain cases, equity participation on a working interest basis from producing SFD Prospects. The Company focuses exclusively on exploration and the review and identification of viable prospects through the SFD Survey System, and relies upon its strategic partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside the Company's control, or controlled by the Company's strategic partner(s) as the operators of the project(s), in accordance with the applicable agreements between the Company and such strategic partners. Such factors include: (i) the selection and approval of prospects for lease/ acquisition and exploratory drilling; (ii) obtaining favorable leases and required permitting for projects;
(iii) the availability of capital resources of the strategic partner for land acquisition and drilling expenditures; (iv) the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and (iv) the timing and amount of distributions from the production. The Company's reliance on its strategic partners, and its limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from the Company's interest in projects, and on the Company's overall financial condition.

RISK OF EXPLORATORY DRILLING ACTIVITIES.   Pursuant to the Company's business
plan, the Company's revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which the Company participates through agreements with its strategic partners, in the form of a gross overriding royalty or, in certain cases, a working interest or other participation right. The success of such prospects will be determined by the economical location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost to the applicable strategic partner of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The inability to successfully locate and drill wells that will economically produce commercial quantities of oil and gas would have a material adverse effect on the Company's business, financial position and results of operations.

VOLATILITY OF OIL AND NATURAL GAS PRICES.   Although the Company's primary
efforts are focused on locating commercially viable prospects and obtaining gross overriding royalty and, in certain cases, working interest participations, the Company's ultimate profitability, cash flow and future growth will be affected by changes in prevailing oil and gas prices. Oil and gas prices have been subject to wide fluctuations in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, to market uncertainty and a variety of additional factors that are beyond the control of the Company, including economic, political and regulatory developments, and competition from other sources of energy. It is impossible to predict future oil and natural gas price movements with any certainty. The Company does not engage in hedging activities. As a result, the Company may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. No assurances can be given as to the future level of activity in the oil and gas exploration and development industry, or as to the future demand for the technology offered by the Company. An extended or substantial decline in oil and gas prices would have a material adverse effect on (i) the ability of the Company to negotiate favorable joint ventures with viable industry participants; (ii) the volume of oil and gas that could be economically produced by the joint ventures in which the Company participates;
(iii) the Company's access to capital; and (iv) the Company's financial position and results of operations.

COMPETITION.   The Company competes directly with independent, technology-driven exploration and service companies, and indirectly (through its strategic partnerships) with major and independent oil and gas companies in its exploration for and development of desirable oil and gas properties. With respect to the SFD Survey System, the Company has experienced and expects to continue to experience competition from numerous hydrocarbon exploration competitors, which offer a wide variety of geological and geophysical services. Many of such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater historical market acceptance than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to changes in customer requirements, or to devote greater resources to the development, promotion and sales of their services than the Company. There can be no assurance that the Company's competitors will not develop exploration services that are superior to those of the Company, or that such technologies will not achieve greater market acceptance than the SFD Survey System. Increased competition could impair the Company's ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect the Company's business, operating results and financial condition.

The Company's strategic partners will engage in the exploration for and production of oil and gas, industries which are highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. The Company's strategic partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to the Company. Such competitive disadvantages could adversely affect the Company's ability to participate in projects with favorable rates of return.

TECHNOLOGICAL CHANGES.   The oil and gas industry is characterized by rapid
technological advancements and the frequent introduction of new products, services and technologies. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to improve or complement the SFD Survey System, or to implement additional technologies at substantial cost. In addition, other oil and gas exploration companies may implement new technologies before the Company, and such companies may be able to provide enhanced capabilities and superior quality compared with those of the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement or enhance its technology on a timely basis, or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected.

OPERATING HAZARDS.   The exploration and development projects in which the
Company will participate through its strategic partners will be subject to the usual hazards incident to the drilling of oil and gas wells, such as explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Company management that the applicable joint venture operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The occurrence of an uninsured casualty or claim would have an adverse impact on the affected strategic partner, and indirectly on the financial condition of the Company.

VARIABILITY OF OPERATING RESULTS.   The Company's operating results may in the
future fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures. Such variability could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit the Company's future ability to continue exploration and to participate in economically attractive projects.

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent on the continued efforts of its senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the Chief Executive Officer and a director of the Company, who is responsible for the development of the SFD Survey System (including the SFD Technology) and the interpretation of SFD Data, and Mr. Dirk Stinson, the President and a director of the Company, who is responsible for the overall management of, and strategic planning for, the Company. The Company has entered into employment agreements with each of these executive officers, although they are not obligated, (and as a result of their relationships with Momentum may in the future be unable), to devote their entire undivided time and effort to or for the benefit of the Company. The Company does not currently carry key person life insurance on either of these executive officers, although it is in the process of procuring a 10-year keyman term insurance policy in the amount Cdn. $7 million on the life of Mr. Liszicasz. The loss of the services of either of Messrs. Liszicasz or Stinson could have a material adverse effect on the business, results of operations and financial condition of the Company. The services of Mr. Liszicasz would be particularly difficult to replace since he is the inventor of, and has intimate knowledge of, the theoretical basis of the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, and has also developed the methodologies used to interpret the SFD Data. The Company is presently training personnel to operate the SFD Survey System and to interpret the SFD Data; however, no assurance can be given that these personnel could fully replace Mr. Liszicasz with respect to these functions, at least in the short-term. Moreover, the

Company does not know if it would be able to successfully replicate the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, in the event of the loss of Mr. Liszicasz. The Company's ability to implement its growth strategies also depends upon its continuing ability to attract and retain highly qualified engineering, managerial, sales and marketing and administrative personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and/or technical employees, or that it will be able to attract and retain additional highly qualified managerial and/or technical personnel in the future. The inability to attract and retain the necessary personnel could impede the growth of the Company. (See "Management of Growth" below).

MANAGEMENT OF GROWTH.   The success of the Company will depend upon the rapid
expansion of its business. Such expansion will place a significant strain on the Company's financial, management and other resources and will require the Company to: (i) change, expand and improve its operating, managerial and financial systems and controls; (ii) improve coordination between corporate functions; and
(iii) hire additional geophysical, geological, professional, administrative and managerial personnel. There can be no assurance that the Company will be successful in hiring or retaining these personnel to the extent required, or that it will be able to manage the expansion of its operations effectively. If the Company were unable to effectively manage growth, or if new personnel were unable to achieve anticipated performance levels, the Company's business, financial position and results of operations will be materially and adversely affected.

IMPORTANCE OF TRADEMARKS AND PROPRIETARY RIGHTS.   The business of the Company
is to interpret and utilize SFD Data to identify commercially viable oil and natural gas accumulations. The Company has the exclusive right to utilize the SFD Data for hydrocarbon exploration, pursuant to a Restated Technology Agreement with Momentum Resources Corporation, a Bahamas corporation ("Momentum"). Momentum claims common law ownership of the SFD Technology. However, Momentum has not obtained patent or trademark protection for either (i) the technology, or (ii) the names "Stress Field Detector," "SFD" or "SFD Technology." Based in part on an opinion of patent counsel, management of Momentum and the Company believe that the disclosure risks inherent in patent or trademark registration far outweigh any legal protections which might be afforded by patent or trademark protection. In the absence of trademark protection, the Company may be unable to take advantage of potential brand name recognition for the technology. In the absence of significant patent or copyright protection, the Company may be vulnerable to competitors who attempt to imitate the SFD Survey System, or to develop functionally similar technologies. Although the Company believes that it has all rights necessary to market its services without infringing upon any patents, copyrights or trademarks held by others, there can be no assurance that conflicting patent, copyright or trademark rights do not exist. The Company relies upon trade secret protection and confidentiality and/or license agreements with its employees, consultants, customers, venture partners and others to protect its proprietary rights. Furthermore, management of the Company does not believe that if Momentum were to apply for and receive patent protection, that such patent protection would necessarily protect Momentum or the Company from competition. Momentum and the Company therefore anticipate continued reliance upon contractual rights and on common law validating trade secrets. The steps taken by Momentum and the Company to protect their respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Momentum's or the Company's trade secrets, or otherwise disclose aspects of the technology, or that the Company can meaningfully protect its trade secrets. Litigation to enforce and/or defend intellectual property rights is costly, and either Momentum or the Company may not have sufficient resources to pursue such litigation.


CANADIAN GOVERNMENT REGULATION AND INDUSTRY CONDITIONS


COMPLIANCE WITH GOVERNMENTAL REGULATIONS.   The oil and natural gas industry is
subject to extensive controls and regulations imposed by various levels of the federal and provincial governments in Canada. It is not expected that any of these controls or regulations will affect the operations of the Company in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and the Company is unable to accurately predict what additional legislation or amendments may be enacted. All of the governmental regulations noted below may be changed from time to time in response to economic or political conditions. Company management believes that the trend of more expansive and stricter environmental laws and regulations will continue. The implementation of new or the modified environmental laws or regulations could have a material adverse impact on the Company.

PRICING AND MARKETING OF OIL AND NATURAL GAS.   In Canada, producers of oil
negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export is obtained from the National Energy Board ("NEB"). Any oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council. In Canada the price of natural gas sold in inter-provincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the federal government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m/3//day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

THE NORTH AMERICAN FREE TRADE AGREEMENT.   On January 1, 1994 the North American
Free Trade Agreement ("NAFTA") among the governments of Canada, the United States and Mexico became effective. The NAFTA carries forward most of the material energy terms contained in the Canada-United States Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed, provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36 month period); (ii) impose an export price higher than the domestic price; and (iii) disrupt normal channels of supply.
All three countries are prohibited from imposing minimum export or import price requirements. The NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

PROVINCIAL REGULATION--ROYALTIES AND INCENTIVES.   In addition to federal
regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, extra-provincial export, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the oil or natural gas produced. From time to time the governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced planning projects.

CANADIAN ENVIRONMENTAL REGULATION.   The oil and natural gas industry is
currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ("AEPEA") since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, AEPEA also imposes certain new environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations. British Columbia's Environmental Assessment Act became effective June 30, 1995. This legislation rolls the previous processes for the review of major energy projects into a single environmental assessment process which contemplates public participation in the environmental review.

The Company is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased, although not material, expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.


RISKS RELATING TO THE COMPANY'S COMMON STOCK

POSSIBLE VOLATILITY OF STOCK PRICE.   The market price for the Company's Common
Stock may be volatile and subject to significant fluctuations in response to a variety of internal and external factors, including the liquidity of the market for the Common Stock, variations in the Company's quarterly operating results, regulatory or other changes in the oil and gas industry generally, announcements of business developments by the Company or its competitors, changes in operating costs and variations in general market conditions. Because the Company is a development stage entity with a limited operating history and no prior revenues, the market price for the Company's Common Stock may be more volatile than that of a seasoned issuer. Changes in the market price of the Company's securities may have no connection with the Company's operating results. No predictions or projections can be made as to what the prevailing market price for the Company's Common Stock will be at any time.

LIMITED PUBLIC TRADING MARKET; RESTRICTIONS ON TRANSFERABILITY.   There is only
a limited public market on the NASD Electronic Bulletin Board for the Common Stock, and no assurance can be given that a broad and/or active public trading market for such securities will develop or be sustained. The Company is under no obligation to take any action to improve the public market for such securities, including without limitation filing an application to list of the Common Stock on any stock exchange. Investors in the Common Stock will not be able to sell, transfer or otherwise dispose of such securities unless and until such securities are registered and/or qualified with the Securities and Exchange Commission and any applicable state, territorial or provincial securities regulatory agencies under applicable blue sky laws, and such investors furnish the Company a satisfactory opinion from their legal counsel, at their own expense, in form and substance satisfactory to the Company and its counsel, that such sale, transfer or disposition is otherwise exempt from registration or qualification under the Securities Act and any applicable blue sky laws. There can be no assurance that any exemption(s) from such registration or qualification will be available. Even if an exemption from registration and/or qualification were available, Common Stock would nevertheless have limited marketability due to the following factors, each of which could impair the timing, value and market for such securities: (i) the Company's limited operating history, lack of profits, need for additional capital, and the other factors discussed in this Uncertainties and Risk Factors section; (ii) the limited public market for such securities; (iii) the lack of qualification of such securities under applicable blue sky laws; (iv) the applicability of certain resale requirements or under the Securities Act and applicable blue sky laws; and (v) the fact that such securities will, in the aggregate, constitute a nominal minority interest in the Company.

NO LIKELIHOOD OF DIVIDENDS.   The Company plans to retain all available funds
for use in its business, and therefore does not plan to pay any cash dividends with respect to its securities in the foreseeable future. Hence any investors in the Common Stock could not expect to receive any distribution of cash dividends with respect to such securities.

NO ASSURANCE OF LIQUIDATION DISTRIBUTION.   If the Company were to be liquidated
or dissolved, holders of shares of its capital stock would be entitled to share ratably in its assets only after satisfaction of the Company's liabilities. After satisfaction of those liabilities and satisfaction of any liquidation preference with respect to any then outstanding senior securities of the Company (if any), the holders of the Common Stock would share ratably in the remaining assets of the Company. If such liquidation or dissolution were attributable to the failure or inability of the Company to profitably operate its business, then it is likely that the Company would have material liabilities at the time of such liquidation or dissolution. Accordingly, no assurance can be given that sufficient assets would remain available after the payment of creditors in the liquidation or dissolution of the Company to enable the holders of the Company's capital stock to recover their investment or any portion thereof.

CONTROL BY MANAGEMENT.   All decisions with respect to the management of the
Company will be made by the Board of Directors and officers of the Company, who beneficially own approximately 70% of the Common Stock. The present stockholders of the Company have the power to elect the Board of Directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company, including without limitation the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves; the expansion of the Company's business and/or acquisitions; the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of the Company's capital stock; transactions which may cause or prevent a change in control of the Company; or the winding up and dissolution of the Company.

CONFLICTS OF INTEREST.   Mr. George Liszicasz (the Chief Executive Officer and a
director and principal stockholder of the Company) and Mr. Dirk Stinson (the President and a director and principal stockholder of the Company) indirectly own and control Momentum. Momentum owns the SFD Technology, and provides raw SFD Data to the Company for its exclusive use in identifying oil and natural gas prospects under the License. However, Momentum reserves the exclusive right under the License to use SFD Technology and the SFD Data for purposes other than oil and natural gas exploration. Additionally, although Messrs. Liszicasz and Stinson have entered into employment agreements with the Company, they are not obligated, (and as a result of their relationships with Momentum may in the future be unable), to devote their entire undivided time and effort to or for the benefit of the Company. As a result of the foregoing relationships amongst the Company, Momentum and Messrs. Liszicasz and Stinson, certain conflicts of interests between the Company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise including, among others: (i) the inability of Messrs. Liszicasz and Stinson to devote their undivided time and attention to the affairs of the Company; and (ii) the proper exercise by Messrs. Liszicasz and Stinson of their fiduciary duties on behalf of the Company in connection with any matters concerning Momentum such as, by way of example and not limitation, disputes regarding the validity, scope or duration of the License; the exploitation of corporate opportunities; rights to proprietary property and information; maintenance of confidential information as between entities; and potential competition between the Company and Momentum. The Company and Messrs. Liszicasz and Stinson have executed disclosures and consents with respect to these conflicts. Nevertheless, such disclosures and consents will not remediate any such conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of such conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of the conflicts prove to be irreconcilable, Messrs. Liszicasz and Stinson may be forced to resign their positions with the Company.

POTENTIAL ISSUANCE OF ADDITIONAL STOCK. As of the date of this Report, the Company has granted options to certain current and past directors of the Company and its subsidiaries to purchase up to 210,000 shares of Common Stock. The Company has also approved a stock option plan wherein the Company is authorized to issue up to one million shares of Common Stock, pursuant to options to purchase Common Stock, or outright grants of Common Stock, to the employees, directors and/or consultants of the Company. As of the date of this Report, the Company has granted options under this plan to certain employees to purchase an additional 230,000 shares of Common Stock. In addition, as of the date of this Report, the Company has issued 800,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") and 200,000 warrants for Common Stock of the Company (the "Warrants"). The Preferred Shares are convertible to Common Stock, and the Warrants are exercisable until April 3, 2000. The issuance of additional shares of Common Stock could adversely reduce the proportionate ownership and voting rights and powers of the present holders of the Common Stock, and could also result in dilution in the net tangible book value per share of Common Stock. There can be no assurance that the Company will not, under certain circumstances, issue additional shares of its Common Stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this Report, there are no material pending legal proceedings or, to the knowledge of the Company, contemplated or threatened legal proceedings, to which the Company or its subsidiaries are or may become a party, or with respect to properties of the Company or of its subsidiaries. As of the date of this Report, there are, to the knowledge of the Company, no material proceedings to which any director, officer of affiliate of the Company is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiary.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company hereby incorporates by reference the description of the issuances of the Company's unregistered securities during the fiscal year beginning January 1, 1998 contained in Item 7 of Amendment No. 2 to the Company's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on September 10, 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on September 30, 1998. At the meeting Messers. George Liszicasz, R. Dirk Stinson, Lorne W. Carson and Dennis R. Hunter were elected by the holders of the Company's Common Stock to serve as Non-Series A Directors of the Company, and Messers. Jon E.M. Jacoby and
K. Rick Turner Hunter were elected by the holders of the Company's Series A Convertible Preferred Stock to serve as the Mandatory Series A Director and Additional Series A Director, respectively, of the Company. The tally of the votes are set forth below:

                                                                                  VOTE
                                                 -----------------------------------------------------------------------
                  NAME                                FOR              AGAINST            ABSTAIN            WITHHELD
------------------------------------------       --------------     --------------     --------------     --------------
Non-Series A Directors:

    George Liszicasz......................         10,988,369             0                 5,800                0

    R. Dirk Stinson.......................         10,988,369             0                 5,800                0

    Lorne W. Carson.......................         10,988,369             0                 5,800                0

    Dennis R. Hunter......................         10,988,369             0                 5,800                0

Mandatory Series A Director:

    Jon E.M. Jacoby.......................            800,000             0                     0                0

Additional Series A Director:

    K. Rick Turner........................            800,000             0                     0                0


The holders of the Company's Common Stock also ratified the appointment of Deloitte & Touche as the Company's independent auditors for the fiscal year ended December 31, 1998 by the following vote: 10,990,543 shares voting For, 0 shares voting AGAINST, 2,090 shares witheld, and 1,536 shares ABSTAINING. These were no broker non-votes with respect to any matter presented for vote at the Annual Meeting.


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS

EXHIBITS

Exhibit 27  Financial Data Table

REPORTS ON FORM 8--K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 12th day of November, 1998.



                            PINNACLE OIL INTERNATIONAL, INC.




                            By:  /s/ John M. Woodbury, Jr.
                                 ----------------------------------------------
                                 John M. Woodbury, Jr., Chief Financial Officer