Form 10-Q/A
period 1998-09-30
PINNACLE OIL INTERNATIONAL INC
filed 1998-12-03
CIK 1009922

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 3, 1998

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                               -----------------

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                AT SEPTEMBER 30,
                                                                                                ----------------
                                                                                             1998               1997
                                                                                             ----               ----
                                     ASSETS
Current assets:
  Cash...........................................................................         $5,302,646         $1,068,887
  Accounts receivable............................................................            107,347             70,452
  Prepaid expenses and other.....................................................            139,021             13,584
                                                                                          ----------         ----------
    Total current assets.........................................................          5,549,014          1,152,923

Promissory note from employee (note 4)...........................................             35,860                 --

Property and equipment, net of accumulated depreciation and amortization of
 $55,108 and $12,486, respectively...............................................            321,419             78,654
                                                                                          ----------         ----------
    Total assets.................................................................         $5,906,293         $1,231,577
                                                                                          ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.......................................           $161,928            $82,778
  Loans payable to affiliates....................................................                 --             14,962
                                                                                          ----------         ----------
    Total current liabilities....................................................            161,928             97,740

Promissory notes payable (note 5)................................................                 --          1,080,000
                                                                                          ----------         ----------

    Total liabilities............................................................            161,928          1,177,740

Shareholders' equity:
  Series "A" convertible preferred stock, par value $0.001 per share
    800,000 shares authorized; 800,000 shares issued as of September 30, 1998; no
    shares issued as of September 30, 1997.......................................                800                 --
  Common stock, par value $0.001 per share
    50,000,000 shares authorized; 12,426,983 shares issued as of September 30,
    1998; 12,015,219 shares issued as of September 30, 1997......................             12,427             12,015
  Warrants.......................................................................          1,132,000                 --
  Additional paid-in capital.....................................................         10,013,021          1,128,276
  Accumulated deficit during the development stage...............................         (5,413,883)        (1,086,454)
                                                                                          ----------         ----------
    Total shareholders' equity...................................................          5,744,365             53,837

    Total liabilities and shareholders' equity...................................         $5,906,293         $1,231,577
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

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                                OCTOBER 20,
                                                                                                                    1995
                                                                                NINE MONTHS ENDED              (INCEPTION) TO
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                  -------------                     1998
                                                                             1998               1997            (CUMULATIVE)
                                                                             ----               ----            ------------
Operating expenses:
  Administrative.................................................        $  754,226         $  523,085          $ 1,905,079
  Amortization and depreciation..................................            36,353             19,207               86,934
  Exploration expenditures, net of exploration costs
   reimbursed by joint-venture partners..........................            74,226             70,205              295,902
  Survey system development......................................            17,417             58,968              120,418
  Write-down of automotive.......................................                --                 --               17,074
                                                                         ----------         ----------          -----------
      Total operating expenses...................................          (882,222)          (671,465)          (2,425,407)

Operating loss...................................................          (882,222)          (671,465)          (2,425,407)

Other income (expenses):
  Interest cost on promissory notes..............................           (14,298)           (80,000)            (124,298)
  Interest income................................................           150,836             36,787              203,926
  Other income...................................................            10,396                 --               10,396
  Settlement of damages..........................................                --            157,500              157,500
                                                                         ----------         ----------          -----------
      Total other income (expenses)..............................           146,934            114,287              247,524

Net loss for the period..........................................        $ (735,288)        $ (557,178)         $(2,177,883)
                                                                         ==========         ==========          ===========
Basic and diluted loss per share (note 6)........................        $    (0.32)        $    (0.05)
                                                                         ==========         ==========
Weighted average shares outstanding..............................        12,286,678         11,967,260
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

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                            SERIES A                                                  DEFICIT
                                                          CONVERTIBLE            COMMON STOCK                       ACCUMULATED
                                  COMMON STOCK          PREFERRED STOCK            WARRANTS            ADDITIONAL    DURING THE
                                  ------------          ---------------            --------              PAID-IN    DEVELOPMENT
                               SHARES      AMOUNT      SHARES     AMOUNT      NUMBER       AMOUNT        CAPITAL       STAGE
                               ------      ------      ------     ------      ------       ------        -------       -----
Issued at inception --
October 20, 1995.........    5,000,000     $5,000           -      $  -             -    $        -  $         -  $         -

Net loss --
Fiscal 1995..............            -          -           -         -             -             -            -      (53,696)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1995........    5,000,000      5,000           -         -             -             -            -      (53,696)

Issued on Reverse
Acquisition --
January 30, 1996.........    5,968,281      5,968           -         -             -             -       (5,968)           -

Issued for cash --
May 29, 1996.............      975,000        975           -         -             -             -      967,775            -

Net loss --
Fiscal 1996..............            -          -           -         -             -             -            -     (475,578)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1996........   11,943,281     11,943           -         -             -             -      961,807     (529,274)

Issued for services --
July 1, 1997.............       71,938         72           -         -             -             -      166,469            -

Net loss --
Fiscal 1997..............            -          -           -         -             -             -            -     (913,321)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
December 31, 1997........   12,015,219     12,015           -         -             -             -    1,128,276   (1,442,595)

Issued on conversion of
promissory notes --
February 1, 1998.........      411,764        412           -         -             -             -    1,119,588            -

Issued for cash --
April 3, 1998............            -          -     800,000       800             -             -    7,765,157   (2,104,000)

Issued for cash --
April 3, 1998............            -          -           -         -       200,000     1,132,000            -   (1,132,000)

Net loss --
Nine months ended
September 30, 1998.......            -          -           -         -             -             -            -     (735,288)
                            ----------    -------     -------      ----       -------    ----------  -----------  -----------

Balance --
September 30, 1998.......   12,426,983    $12,427     800,000      $800       200,000    $1,132,000   10,013,021   (5,413,883)
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

PINNACLE OIL INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 OCTOBER 20,
                                                                                                                    1995
                                                                                                               (INCEPTION) TO
                                                                                    NINE MONTHS ENDED           SEPTEMBER 30,
                                                                                      SEPTEMBER 30,                1998
                                                                                ---------------------------
                                                                                    1998         1997           (CUMULATIVE)
                                                                                ------------  -------------    ---------------
Operating activities:
Net loss for the period........................................                 $ (735,288)    $  (557,178)      $ (2,177,883)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Amortization................................................                     36,353          19,207             86,748

  Write-down of property and equipment.........................                       --               --              28,077

  Accrued interest on promissory notes.........................                     10,000          80,000            120,000

   Costs settled by issuance of common stock...................                       --           166,541            166,541

   Accounts receivable.........................................                    (19,243)        (57,560)          (102,515)

   Prepaid expenses and other..................................                   (105,507)        (11,947)          (139,021)

   Accounts payable............................................                    (63,717)       (112,254)           161,928

   Due from (to) officers......................................                       --            14,962             (4,832)
                                                                                ------------  -------------    ---------------
   Net cash used in operating activities.......................                   (877,402)       (458,229)        (1,860,957)

Financing activities:
 Proceeds of promissory notes..................................                       --         1,000,000          1,100,000

 Repayment of promissory notes.................................                       --              --             (100,000)

 Issuance of common stock......................................                       --              --              980,000

 Issuance of preferred stock and warrants......................                  6,000,000            --            6,000,000

 Share issuance costs..........................................                   (333,158)           --             (339,408)

 Repayment of long-term debt...................................                   (146,520)           --             (146,520)
                                                                                ------------  -------------    --------------

     Net cash generated by financing activities................                  5,520,322       1,000,000          7,494,072

Investing activities:
 Deferred financing............................................                     (4,884)           --              (12,650)

 Deferred costs................................................                    154,287            --              154,287

 Loan to employee..............................................                    (35,861)           --              (35,861)

 Acquisition of property and equipment.........................                   (302,155)          7,497           (436,245)
                                                                                ------------  -------------    --------------
     Net cash generated by (used in) investing activities......                   (188,613)          7,497           (330,469)

Net cash inflow (outflow)......................................                  4,454,307         549,268          5,302,646

Cash position, beginning of period.............................                    848,339         519,619                --
                                                                                ------------  -------------    ---------------
Cash position, end of period...................................                 $5,302,646      $1,068,887         $5,302,646
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

Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the Company
(i) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features, (ii) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares, and (iii) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation. Appropriate adjustment for the deemed distribution was also taken into consideration in calculating the Company's basic loss per common share, thereby increasing the basic loss per share from $0.06 to $0.32.

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

Dated at Calgary, Alberta, Canada, this 2nd day of December, 1998.



                            PINNACLE OIL INTERNATIONAL, INC.




                            By:  /s/ John M. Woodbury, Jr.
                                 ----------------------------------------------
                                 John M. Woodbury, Jr., Chief Financial Officer