Form 10-K
period 1998-12-31
PINNACLE OIL INTERNATIONAL INC
filed 1999-03-31
CIK 1009922

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K
                               _________________

[X]    Annual

       For the fiscal year ended December 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ___________

Commission file number:  0--24027

                       PINNACLE OIL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                           NEVADA                                                        61-1126904
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

SUITE 750 PHOENIX PLACE, 840-7TH AVENUE, S.W., CALGARY, ALBERTA, CANADA T2P 3G2
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (403) 264-7020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $0.001 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1999 was approximately $32,352,OOO based upon the closing price per share of the Common Stock of $12.50 on that date.

The number of shares outstanding of the registrant's Common Stock as of March 20, 1999: 12,431,983 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


================================================================================

                       PINNACLE OIL INTERNATIONAL, INC.
                ANNUAL REPORT ON FORM 10 REGISTRATION STATEMENT
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
ITEM 1.           BUSINESS..................................................................................      1

                  Overview..................................................................................      1
                  Corporate Structure And Development.......................................................      8
                  Description Of SFD Technology And SFD Survey System.......................................      9
                  Timing Of SFD Survey And Interpretation...................................................     10
                  Timing Of Drilling And Production.........................................................     11
                  Use Of SFD Survey System As Inferential Exploration Tool To Detect Geologic
                  Structures Associated With Hydrocarbon Accumulations......................................     12
                  Use Of SFD Survey System As Direct Hydrocarbon Detection Tool.............................     13
                  Competitive Advantages Of SFD Technology As Wide-area Reconnaissance Tool.................     14
                  Competition...............................................................................     15
                  Theoretical Basis Of Stress Fields........................................................     15
                  Geology And Traditional Exploration.......................................................     18
                  Third Party Field Evaluations Of The SFD Survey System....................................     22
                  Field Evaluation By Rod Morris, Geologist.................................................     23
                  Field Evaluation By Encal Energy Ltd......................................................     30
                  Field Evaluation By Camwest Limited Partnership...........................................     33
                  Review By Gilbert Laustsen Jung Associates Ltd............................................     33
                  Joint Venture And Survey Agreements.......................................................     37
                  Momentum SFD Technology License Agreement.................................................     42
                  Intercompany Agreements...................................................................     44

ITEM 2.           PROPERTIES................................................................................     44

ITEM 3.           LEGAL PROCEEDINGS.........................................................................     45

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.....................................     45

ITEM 5.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................................................     45

                  Dividend Policy...........................................................................     46

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL INFORMATION...............................................     46

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................................................................     47

                  General...................................................................................     47
                  Overview..................................................................................     47
                  Results Of Consolidated Operations........................................................     48
                  Liquidity And Capital Resources...........................................................     50
                  Outlook And Prospective Capital Requirements..............................................     51
                  Other Matters.............................................................................     51
                  Uncertainties And Risk Factors............................................................     52

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................     55

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................     59

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE................................................................................     59

ITEMS 10., 11., 12. AND 13..................................................................................     59

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8--K........................     59

                               GLOSSARY OF TERMS

"RECOMMENDED SFD LEAD" means an SFD Lead for which the Company has received sufficient SFD Data and other information to complete its interpretation, and which the Company believes has sufficient hydrocarbon accumulation potential to warrant recommendation to the Company's strategic partners for geological and geophysical evaluation.*

"SFD ANOMALY" means a waveform (or change in waveform) derived from SFD Data which varies from the norm and may or may not be associated with hydrocarbon deposits.

"SFD DATA" means certain proprietary information provided exclusively to the Company for petroleum and natural gas exploration purposes by Momentum Resources Corporation.

"SFD LEAD" means an SFD Anomaly which the Company believes, based upon its initial review of SFD Data, to warrant further investigation as a potential hydrocarbon accumulation. As a practical matter, only a small portion of SFD Leads will ultimately be determined to be Recommended SFD Leads. *

"SFD PROSPECT" means a Recommended SFD Lead for which a strategic partner has completed its geological, geophysical, and economic evaluation, and has accepted for exploratory drilling or other hydrocarbon exploitation. *

"SFD SURVEY SYSTEM" means the proprietary system composed of the Stress Field Detector and the Company's data acquisition and global positioning systems.

"SFD TECHNOLOGY" refers to the Stress Field Detector and its underlying scientific theories.

"SIGNATURE WAVEFORM" means the unique SFD Anomaly associated with or exhibited by a particular type of stress-related subsurface condition.

"STRESS FIELD" means above ground, non-electromagnetic energy patterns caused by apparent subsurface mechanical stresses in rocks and pressure differentials in fluids.

"STRESS FIELD DETECTOR" or "SFD" means Momentum's proprietary system, whose primary component is the "SFD SENSOR," a passive transducer which captures stress fields through the interaction of energy patterns against the quantum field generated by the SFD Sensor.

"WAVEFORM" means the resultant digitized data signal generated by the Stress Field System in response to a stress field.

 .    The terminology used in the Company's various agreements with its strategic partners varies. In order to avoid confusion and to provide conceptual consistency in this Report, the Company has created certain defined terms in this Glossary as denoted by an asterisk which differ from the actual terminology used in one or more agreements with the Company's strategic partners. For example, a "lead" which the Company recommends to a strategic partner for further geologic and geophysical evaluation, but which such strategic partner has not accepted, is defined in the Glossary as a "Recommended SFD Lead." Such lead is actually called an "SFD Anomaly" under the Company's joint venture agreement with Encal Energy Ltd., and an "SFD Prospect" under the Company's agreements with Renaissance Energy Ltd. and CamWest Exploration LLC. For a description of the actual terminology, see that section in Part I, Item 1, of this Report captioned "Business--Joint Venture and Survey Agreements."

THE FOLLOWING TERMS ARE COMMONLY USED WITHIN THE CONTEXT OF THE COMPANY'S
INDUSTRY:

"Anticline" is an arch or dome shaped structure of rock strata.

"BARREL" or "BBL" means 42 U.S. gallons.

"CRETACEOUS" refers to a geologic period from about 135 million B.C. to 63 million B.C.

"DEVONIAN" refers to a geologic period from about 405 million B.C. to 345 million B.C.

"DRY HOLE" means a well that fails to produce commercial volumes of hydrocarbons and is subsequently abandoned by the owner.

"FAULT" means a linear break in the continuity of rock strata which may involve movement of the strata on one or the other side.

"FOLDS" means a buckling of the earth's strata caused by movement.

"GEOLOGIC DEFORMITIES" refers to abrupt variations in subsurface geology, such as anticlines, faults, fractures and unconformities, such as reefs and salt dome structures.

"HYDROCARBONS" refers to a mixture of organic compounds of which the principal elements are carbon and hydrogen, and forming substances including crude oil, condensate or natural gas.

"LOGGING" means the use of various types of instruments in well bores for the purpose of recording data to determine lithology, porosity, permeability and fluid content.

"MESOZOIC" refers to a geologic period from about 230 million B.C. to 63 million B.C.

"MIGRATION" refers to the subsurface movement of hydrocarbons; primary migration is from source bed through carrier beds into reservoirs.

"NATURAL GAS" means a gaseous form of petroleum.

"PERMEABILITY" refers to the capability of a reservoir to allow fluid flow.

"POROSITY" refers to the volume of pore space within a reservoir.

"RESERVOIR" means a volume of porous or permeable rock capable of holding an accumulation of petroleum.

"SALT DOME" refers to a dome shaped salt plug which has been forced upward through rock strata because of extreme pressure and differences in rock density.

"SEISMIC TECHNOLOGY" or "SEISMOLOGY" refers to survey methods based on creating an explosion or artificial sound waves at the surface, observing how that sound waves move through various subsurface layers, and recording how each layer of rock reflects or attenuates the generated sound waves.

"SHALE" means rock composed of clay and fine-grain sediments.

"SPUDDING" means to begin the drilling a new well.

"STRATA" means a layer of rock.

"STRATIGRAPHIC TRAP" is a hydrocarbon trap where a reservoir bed is sealed by impermeable strata that lies above, below or adjacent to it.

TRAP" is a hydrocarbon trap formed by deformation of rock layers, such as by anticlines and faults.

"TRAP" means a geologic deformity or structure which confines the migration of hydrocarbons.

"VISCOSITY" is a term used to describe the ability, or lack of ability, of a fluid to flow.

                                  ADVISEMENT

CERTAIN STATEMENTS AND INFORMATION CONTAINED IN THIS REPORT, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL SUCH FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS OF FUTURE EVENTS AND FINANCIAL PERFORMANCE BASED UPON CURRENTLY AVAILABLE INFORMATION, AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY HAS TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD LOOKING STATEMENTS BY, AMONG OTHER THINGS, USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, DELAYS ON THE COMPANY'S PART IN CONDUCTING SFD SURVEYS AND/OR INTERPRETING SFD DATA, AND DELAYS ON THE PART OF THE COMPANY'S STRATEGIC PARTNERS IN PLANNING SURVEY ACTIVITIES, IN CONDUCTING GEOLOGIC AND GEOPHYSICAL EVALUATIONS OF RECOMMENDED ANOMALIES, IN ACQUIRING DRILLING RIGHTS, AND/OR IN CONDUCTING EXPLORATORY DRILLING ACTIVITIES, AS WELL AS OTHER UNCERTAINTIES DETAILED IN THIS REPORT AND AS PARTICULARLY ENUMERATED IN ITEM 7 OF THIS REPORT CAPTIONED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--UNCERTAINTIES AND RISK FACTORS" AND ITEM 7A OF THIS REPORT CAPTIONED "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK." THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

The observations, beliefs and opinions expressed in this Report relating to the scientific basis and principles of the SFD Technology, and the ability of the SFD Technology to detect geologic features, structures and hydrocarbons, are those of the Company and its management, and should not be construed as representing the observations, beliefs and/or opinions of any third party, including the Company's strategic partners and professional geologists and engineers engaged by the Company, except to the extent expressly stated in this Report to represent the observations, beliefs and/or opinions of any such third parties. The Company maintains the scientific and operating principles and mechanics of the SFD Technology in strict confidence. While the Company's strategic partners and professional geologists and engineers engaged by the Company have observed the operations of SFD Technology while on survey assignment, and are given access to the results of selected interpreted SFD Data in connection with the Company's predictions, they have not been given any information relating to the scientific and operating principles and mechanics of the SFD Technology other than general information consistent with the general observations, beliefs and opinions of the Company expressed in this Report, and such parties are not, and do not hold themselves out as being, experts in or otherwise having specific knowledge as to the SFD Technology and its scientific basis and principles.

The information set forth in Part I, Item 1, of this Report, captioned "Business," is current as of March 20, 1999, unless an earlier or later date is indicated in such section. The information set forth in the sections of this Report other than Part I, Item 1, is current as of December 31, 1998, unless an earlier or later date is indicated in such sections.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

INTRODUCTION

Pinnacle Oil International, Inc. ("Pinnacle International"), together with its subsidiaries, Pinnacle Oil Inc. and Pinnacle Oil Canada, Inc. ("Pinnacle U.S." and "Pinnacle Canada," respectively, and collectively with Pinnacle International, the "Company"), is a remote-sensing technology company engaged in the business of wide-area hydrocarbon (oil and natural gas) reconnaissance exploration. Pinnacle International is a publicly traded company whose common stock, par value $0.001 ("Common Stock"), trades over-the-counter on the NASD Electronic Bulletin Board under the symbol "PSFD." The principal executive offices of the Company are located at Suite 750, Phoenix Place, 840-7th Avenue S.W., Calgary, Alberta, Canada T2P 3G2, and its telephone number is (403) 264-7020.

The Company uses Stress Field Detector or "SFD" technology to survey or reconnoiter large exploration areas from the Company's survey aircraft at speeds in excess of 150 mph to identify and "high-grade" potential SFD Leads for further evaluation and drilling by the Company's strategic partners, United States-based CamWest Exploration LLC ("CamWest Exploration"), and Canada-based Encal Energy Ltd. ("Encal Energy") and Renaissance Energy Ltd. ("Renaissance Energy"). (See "Business--Strategic Partners"). The SFD is a recently developed technology which the Company adapted for airborne survey operations and field tested for independent geologists and the Company's strategic partners in 1996 and 1997, and commenced SFD survey activities on a full commercial basis for its strategic partners in early 1999. No wells have been drilled to date using the SFD Technology, although the Company has tendered 37 Recommended SFD Leads to its strategic partners for geological and geophysical evaluation since mid 1998, and one strategic partner has since spudded one well with drilling results anticipated by mid-1998, and a second strategic partner anticipates it will commence initial drilling activities in June 1999. (See "Business--Status of Commercial Activities").

The SFD captures non-electromagnetic energy patterns (which the Company refers to as "stress fields") which the Company believes result from subsurface mechanical stress in rocks and subsurface fluid pressures. The Company processes and interprets the waveforms associated with these energy patterns through several different modes of operation and analysis wherein the Company uses the SFD as both an inferential detection tool to identify geologic structures and features and porosity levels from which the presence of hydrocarbons may be deduced, as well as a direct detection tool which identifies the actual presence of oil, gas and water and the relative amount of these accumulations. The interpretation process involves, among other interpretative functions, a "templating" process whereby the Company matches the waveform of the structural and hydrocarbon signals of the prospect being surveyed to those of known oil and gas pools in the same area (the Company has determined that each type of geologic structure/feature and hydrocarbon accumulation bears a unique or signature waveform that it shares in common with similar geologic structures and hydrocarbon accumulations). The Company has, to date, successfully used the SFD to identify known hydrocarbons over land at depths of up to 15,000 feet below the surface. The SFD has also indicated an ability to identify potential off-shore hydrocarbon accumulations at unknown depths based upon survey activities conducted recently in the Gulf of St. Lawrence (Canada) water depths of up to 500 feet.

The SFD affords the Company with the relatively inexpensive ability to obtain near real-time analysis and interpretation of potential hydrocarbon accumulations in a matter of days or weeks, as compared to months, and in some cases years, in the case of the seismic methods currently employed by the oil and gas exploration industry for wide area exploration or reconnaissance. These cost and time advantages may ultimately enable the Company's strategic partners to effectuate potentially significant reductions in their "finding costs," i.e., the cost of wide-area seismic, the cost to acquire land for exploration, and the cost to drill and complete exploratory wells. The ability to reduce finding costs is an extremely important financial factor in the oil and gas industry, insofar as low finding costs represent a measure of an oil and gas company's ability to effectively and efficiently find new reserves, as well as generate cash flow. For example, in its 1998 Finding, Development & Acquisition Analyst, First Energy Capital Corp, a Canadian energy analyst ("First Energy"), made the following statements relating to reserve replacements:..."We believe, next to the strength and ability of the management teams, that the full cycle, economic impact of reserve additions costs is the most important variable in judging the direction of the stock prices for oil and gas companies"..."However they are analyzed, reserve additions costs and production replacement ratios will be the major drivers to a company's success, or lack thereof"..."Essentially, each Boe of cash flow that is being currently generated must be replaced, with the key being the relative Boe additions cost. The bottom line is that, if the new Boe costs more than the Boe flowing through the financial statements, the company is eroding value and on the course for bankruptcy."

As tracked by Arthur Andersen and John S. Herold, the average finding and development costs in the United States for the 1995 to 1997 period was $6.83 per barrel of oil or oil equivalent, as compared to average production costs of $3.96 per barrel of oil or oil equivalent. One significant element of finding costs is the cost of wide-area seismic, which is approximately $5,000 to $25,000 per linear mile for 2D seismic, and $15,000 to $100,000 per square mile for 3D seismic, depending upon the terrain and geologic features and characteristics. The cost of the SFD, on the other hand, is only $5 to $12 1/2 per linear mile, which is a fraction of the cost of conducting seismic. The other elements in finding costs are, as noted above, costs incurred to acquire drilling rights, and to drill and complete exploratory wells. Use of the SFD Technology may potentially result in significant savings with respect to these other finding costs, since the ability of the SFD Technology to "high grade" potential prospects allows oil and gas companies to otherwise avoid expenditures on prospects which will ultimately be determined to be marginal or non-productive. In summary, the potential ability of the SFD Technology to significantly reduce the cost of wide area seismic for an oil and gas company, and to enable such company to minimize its other finding costs with respect to marginal or non-productive exploration areas, may ultimately enable such oil and gas company to significantly reduce its overall finding costs and focus its exploration expenditures on prospects with the most commercial potential.

The Company believes that the SFD Technology has demonstrated that it has the minimum ability to inferentially detect hydrocarbon accumulations by identifying, through their unique stress fields, structural traps, strata types, and other geologic features and characteristics commonly associated with hydrocarbon reservoirs and which features and characteristics are otherwise identifiable with seismic (collectively, "seismically-detectable geologic structures and features"). This belief is based upon a seismic confirmation rate over the past several years by the Company's strategic partners in the range of 85%--90% with respect to more than 30 SFD Leads containing material seismically-detectable geologic features and characteristics. (See "Business--Use of SFD Survey System As Inferential Exploration Tool To Detect Geologic Structures Associated With Hydrocarbon Accumulations"). As such the SFD Technology is a functional equivalent to seismic for wide-area exploration or reconnaissance purposes, in that both methods identify seismically-detectable geologic structures and features from which a trained geologist can make an educated inference whether an oil and gas reservoir is present.

The Company also believes that the SFD Technology has the potential ability to directly detect substantial hydrocarbon accumulations, although this belief will not be proven until a statistically meaningful number of wells have been drilled. The Company's belief that the SFD Technology is a hydrocarbon detection tool is principally supported by the results of three sets of blind field tests of known oil and gas pools and fields conducted by an independent geologist and the Company's strategic partners over the past several years. (See "Business-- Use of SFD Survey System as Direct Hydrocarbon Detection Tool"). (The only other technique to the knowledge of the Company which can potentially detect hydrocarbons is "AVO" {amplitude versus offset}, a seismic "bright spot" analysis technique which may, under limited circumstances, indicate natural gas and, less commonly, oil accumulations. However, the AVO seismic technique remains subject to the other time and costs limitations inherent in seismic).

The potential ability of the SFD Technology to directly detect hydrocarbons is particularly important for the following reasons.

     . First, the historical industry success rate in drilling commercially-productive exploratory wells on structural-based prospects indirectly identified using seismic methods is only 10% to 50% (although there have been recent reports of a success rate of up to 75% with respect to Gulf Coast sedimentary basins where AVO processing of 3D seismic is used). The Company's approximate 85% "across the board" field confirmation success rate to date in directly detecting known oil and gas reservoirs (including both structural traps and stratigraphic traps) means that its strategic partners will (i) potentially have a higher overall success rate in drilling commercially-productive exploratory wells, and (ii) as a result of such higher success rate, will potentially incur lower finding costs.

     . Second, oil and gas reservoirs known as "stratigraphic" traps may be less susceptible to detection by seismic (although there are a number of stratigraphic traps which contain certain types of strata or "subtle" reservoir characteristics which seismic can detect). The SFD gives the Company's strategic partners the potential ability to detect and exploit these otherwise difficult to find oil and gas reservoirs. Since it is likely that there are abundant undiscovered stratigraphic traps, the potential ability to detect and exploit these reservoirs has significant economic implications.

     . Finally, the SFD registers a greater response to larger accumulations of oil and gas than smaller accumulations, therefore allowing the Company's strategic partners to focus their efforts on drilling those SFD Leads which exhibit maximum production and revenue generation potential (and conversely, enabling such strategic partners to eliminate or cull potentially non-productive or marginal leads, such as structural-based leads which otherwise look favorable based upon their seismically-detectable structures and features, from acquisition and drilling consideration).

Business Strategy and Evolution of Business

The Company's initial business strategy was to enter into joint venture and other strategic arrangements through its subsidiaries with a small and select number of reputable, experienced, well-capitalized oil and gas companies pursuant to which:

     . The Company would generally use the SFD Technology to focus on exploration activities to identify SFD Leads for these strategic partners in exploration areas potentially containing larger oil and gas fields (which the Company believes represents the best utilization of the SFD Technology).

     . The strategic partner would geologically and geophysically evaluate Recommended SFD Leads at their sole cost.

     . The strategic partner would finance the acquisition and development of Recommended SFD Prospects they select to drill.

     . The strategic partner would pay the Company a royalty based on revenues with respect to production (as opposed to a fixed fee), unless the Company elects to participate on a working interest basis. (For any SFD Prospect for which the Company is paid a royalty, the strategic partner would be responsible, at its own cost and risk, to acquire the necessary drilling rights for such prospect, and to conduct all drilling, production and marketing activities necessary to exploit such prospect).

     . The strategic partner would grant the Company a working interest in a project if elected by the Company. (In any case where the Company elects a working interest in a project, the Company would generally be responsible for its share of the costs to develop the SFD Prospect, but the strategic partner would be responsible for managing the acquisition of all drilling rights, and all drilling, production and marketing activities. Although a working interest option requires an investment by the Company and bears greater financial risks than a royalty option, a working interest carries the potential of significantly greater financial returns if the project is successful).

     . The strategic partner would agree to a relatively short-term joint-venture agreement of 3 to 4 years, which joint venture is timed to correspond to the anticipated evolution of the Company's business plan as addressed below.

     . The strategic partner would agree to maximum inventory obligations of the Company to induce drilling performance by a joint venture partner on an SFD Prospect.

Since the commencement of full commercial applications of the SFD Technology in 1998 under the Company's strategic arrangements, the Company has focused its operational efforts on improving the speed and accuracy of its SFD Data acquisition systems, and has made substantial strides in this objective, which has lead to significant improvements in the quality of the SFD Data and reductions in interpretation time. During this period the Company has also made significant strides in organizing its SFD survey and interpretation operations, including developing and implementing survey and interpretation procedures. The Company has also acquired a survey aircraft which the Company has outfitted to meet its unique SFD survey requirements, and has also hired additional professional staff to provide support and assistance to further develop the Company's operational abilities. The Company is still in the process of organizing and developing its operational abilities, and intends to hire additional professional staff and flight personnel in the near future to provide additional support and assistance developing the Company's operational abilities (including a vice president of operations to manage overall exploration operations), as well as assisting in further SFD Survey System research and development.

One of the Company's principal operational objectives is to shorten its survey and interpretation time to as close to real-time as possible, and the Company foresees having two "survey teams" for each survey assignment in order to accomplish this objective, as well as office-based professional and technical support personnel. One survey team will conduct survey flights in morning weather windows, while the second team interprets SFD Data in conjunction with office-based professional and technical support personnel. The survey teams will then switch job duties in the afternoon weather window.

The Company's longer-term strategy and objective, once it has fully developed its SFD survey and interpretation operational abilities, is to directly acquire drilling rights and evolve into more active exploration and working interest activities. Specifically, at this stage of its development the Company will have the ability to expeditiously and inexpensively qualify land for the acquisition of drilling rights, and to finance land acquisition initiatives with the Company's available cash flow or through financings funded, in part, through the Company's anticipated base of proven reserves. The Company would, at that point in time, establish a land department to acquire drilling rights and manage its properties. The Company's strategic partners would most likely continue drilling their SFD Prospect inventories, and may continue their association with the Company through other royalty, working interest and/or fixed fee arrangements. (The Company intentionally limited the terms of its joint venture agreements with its strategic partners to a three or four year term to facilitate this evolutionary step, and to also qualify the resources, skills and level of commitment of each strategic partner to potentially continue their participation after the expiration of their respective agreements).

It should be noted that prospects which may be confirmed through exploratory drilling as containing commercial quantities of oil and gas may become immediately marketable based on the size of their estimated reserves. It is therefore not necessary to actually place production wells on-line to recognize the value of these reserves, and the Company and/or its strategic partners may instead consider selling the reserves and associated drilling rights to third parties based upon a discounted cash flow formula derived from estimated reserves and other production and/or market factors. The Company and its strategic partners anticipate they will have the similar ability, once the SFD Technology is proven, to sell SFD Prospects on the market, even if exploratory wells have not been drilled. The Company and certain of its joint venture partners have, in fact, set up a mechanism under their joint venture agreements wherein they may dispose of smaller SFD Prospects which may have commercial value.

STRATEGIC PARTNERS

Pinnacle U.S. and Pinnacle Canada have, to date, entered into joint venture agreements with two strategic partners, United States-based CamWest Exploration and Canadian-based Encal Energy. Pinnacle Canada has also entered into two SFD survey agreements with a third such strategic partner, Canadian-based Renaissance Energy.


     . CamWest Exploration is a privately held oil and gas exploration company, and an affiliate of SFD Investment LLC, which invested $6 million into the Company in April 1998 concurrently with CamWest Limited Partnership, CamWest Exploration's predecessor and affiliate, entering into the joint venture agreement. Each of CamWest Exploration, CamWest Limited Partnership and SFD Investment LLC are affiliates of Stephens Group, Inc., a private company headquartered in Little Rock Arkansas which invests primarily in media, telecommunications, energy and investment banking companies.

      . Encal Energy is an intermediate Canadian exploration company listed on the Toronto and New York Stock Exchanges. As of December 31, 1998, Encal Energy had total assets of Cdn. $630 million, 34 million barrels of total proven oil and natural gas liquid reserves, and 481 billion cubic feet of proven natural gas. For fiscal 1998 Encal Energy averaged 12,384 barrels per day in oil and natural gas liquid production, and 143 million cubic feet per day in natural gas production.

         Renaissance Energy is a major Canadian exploration company listed on the Toronto and Montreal Stock Exchanges. As of December 31, 1998, Renaissance Energy had total assets of Cdn. $4.691 billion, 426 million barrels of total proven oil reserves, and 2,197 billion cubic feet of proven natural gas reserves as of December 31, 1998. For fiscal 1998 Renaissance Energy averaged 87,891 barrels per day in oil production, and 468 million cubic feet per day in natural gas production.

The strategic partners have evaluated the SFD Technology for periods ranging from one to two years. Each of the strategic agreements provide for the payment of a royalty to Pinnacle Canada or Pinnacle U.S. by the respective strategic partner, currently in the range of 5% to 8%, based upon revenues attributable to the strategic partner's interest in production and resulting from the sale of hydrocarbons produced by wells drilled on SFD Prospects identified by such subsidiary. In any situation where Pinnacle Canada or Pinnacle U.S. is being paid a royalty with respect to an SFD Prospect identified by such subsidiary, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of these agreements also provides for the strategic partner to pay all (in the case of CamWest Exploration and Renaissance Energy), or one-half of all (in the case of Encal Energy), of the SFD survey costs incurred by Pinnacle Canada or Pinnacle U.S.. The joint venture agreement with CamWest Exploration is for a four year term, which will expire on March 15, 2003. The joint venture agreement with Encal Energy is for a three year term which will expire on September 15, 2000. The survey agreements with Renaissance Energy will expire on June 30, 1999. For a more complete description of the terms of these agreements, see "Business--Joint venture and Survey Agreements."

The joint venture agreements with CamWest Exploration and Encal Energy each also permit Pinnacle U.S. or Pinnacle Canada to elect to participate on a higher working interest basis (in percentage terms relative to a royalty interest) with respect to each SFD Prospect identified by such subsidiary, in which case such subsidiary must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon such subsidiary's working interest for such prospect. Notwithstanding that Pinnacle U.S. or Pinnacle Canada bear a share of the costs in such circumstances, the strategic partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

Although Pinnacle U.S. and Pinnacle Canada have retained the noted working-interest rights with CamWest Exploration and Encal Energy, and although the Company and its subsidiaries have the right to explore and exploit hydrocarbon accumulations for their own accounts and, subject to certain limitations under the joint venture agreements, for additional strategic partners, the Company's current near-term intentions (subject to future developments) are: (i) to limit its exploration efforts to the Company's current strategic partners subject to their financial and operational ability to develop all SFD Prospects tendered to each such partner, and (ii) for each of the Company's subsidiaries to elect to receive a royalty interest (in lieu of a working interest) on all SFD Prospects developed by their strategic partners unless and until such time as the Company and/or such subsidiaries have accrued substantial working capital from the receipt of royalties or other income or other sources of capital as will enable them to elect to participate on a working interest basis with respect to selected SFD Prospects should management determine it advisable to do so.

MOMENTUM SFD TECHNOLOGY LICENSE

Pinnacle International holds the exclusive world-wide rights to exploit the SFD for hydrocarbons under a ten-year renewable SFD Technology License from a related company, Momentum Resources Corporation ("Momentum). Momentum is a Bahamas corporation indirectly owned and controlled by the two principal founders of Pinnacle International, Mr. George Liszicasz (the inventor of the SFD and presently the Chief Executive Officer, Chairman and a significant stockholder of the Company), and Mr. R. Dirk Stinson (presently the President and a director and significant stockholder of the Company) (See "Business-- Corporate Structure and Development"). Under the terms of the SFD Technology License, Pinnacle International will pay Momentum a fee equal to 1% of "Prospect Profits" (as such term is defined under the SFD Technology License) received by Pinnacle International and its subsidiaries on or before December 31, 2000, and 5% of Prospect Profits received after December 31, 2000. Prospect Profits is defined as the aggregate of all gross revenues actually received by the Pinnacle International and its subsidiaries with respect to the commercial exploitation of all SFD Prospects, less all project expenses actually paid by Pinnacle International and its subsidiaries with respect to the commercial exploitation of such SFD Prospects. The SFD Technology License also provides for the grant of "Performance Options" on Pinnacle International's Common Stock for each month in which SFD Prospect production exceeds 20,000 barrels of oil or oil equivalents. For a more complete description of the SFD Technology License, see "Business-- Momentum SFD Technology License Agreement"
STATUS OF COMMERCIAL ACTIVITIES

The Company completed the last of the field evaluations designed by its strategic partners to evaluate and test the SFD Survey System in early 1998, and Pinnacle U.S. and Pinnacle Canada are now actively engaged in SFD Prospect survey and interpretation activities intended to lead to royalty or working interest income under the Company's various strategic arrangements. The Company has tendered 37 Recommended SFD Leads to its strategic partners for further evaluation and ultimate drilling (as discussed below). The Company believes the Recommended SFD Prospects have the potential to contain commercial oil and gas accumulations. The Company also has an active inventory of over 175 SFD Leads which the Company is in the process of evaluating for its three strategic partners (although the majority of these leads will probably not become SFD Prospects for various reasons).

The current status of the Recommended SFD Leads tendered by the Company to its strategic partners are as follows:

     . CAMWEST EXPLORATION--The Company has tendered 25 Recommended SFD Leads to CamWest Exploration for further geologic and geophysic evaluation to date, and CamWest Exploration has successfully completed its geological and geophysical evaluation with respect to 12 of these leads and accepted eight as SFD Prospects, and is completing its evaluation with respect to the balance. CamWest Exploration is currently in the process of obtaining drilling rights for a number of these Recommended SFD Leads, and has informed the Company that it anticipates that initial drilling operations may commence in June 1999, subject to unexpected delays or complications, including acquiring drilling rights. It should be noted that a number of the Recommended SFD Leads which CamWest Exploration may accept as SFD Prospects for drilling would, (assuming such prospects are successfully drilled and production tested), constitute potential "fields" which would support multiple producing wells.

     . ENCAL ENERGY--The Company has tendered 6 Recommended SFD Leads to Encal Energy for further geological and geophysic evaluation to date, and Encal Energy has completed its geological and geophysical evaluation with respect to five of these Recommended SFD Leads and accepted them as SFD Prospects, and is completing its evaluation with respect to the remaining Recommended SFD Lead. These six SFD Prospects include the Shoal Point prospect which, as noted below, was spudded earlier in 1999 and for which the Company is entitled to a potential 2.1% gross overriding royalty. Encal Energy is not in a position to drill the other five SFD Prospects until the 1999-2000 winter drilling program (a winter drilling window generally starts with freeze-up, which usually occurs in November, and ends with break-up, which usually occurs in March or April). All five remaining SFD Prospects were previously evaluated by Encal for drilling by the end of 1998 as part of its 1998-1999 winter drilling program, however, Encal Energy decided in early 1999 to delay drilling these prospects until the next winter drilling program (subject to the Company's continued recommendation and request) as the result of delays in resurveying several prospects, as well Encal Energy's inability to obtain drilling rights for certain of these prospects for the 1998-1999 winter drilling program and reconsideration of drilling economics. (Encal Energy has indicated that it reserves the right to reconsider drilling these SFD Prospects based upon future developments in the oil market and/or better alternatives afforded in the interim arising from the Company's pending survey activities for Encal Energy.)

          An exploratory well was spudded on Encal Energy's Shoal Point SFD Prospect, located on the Port au Port Peninsula in western Newfoundland, Canada, on February 8, 1999 (drilling was delayed for over six weeks due to unforeseen complications and costs in building an access road over a swampy area to the drilling site). The Shoal Point exploratory well will test a major seismically defined structural feature located approximately 15 miles northeast of the Hunt-PCP Port au Port #1 well, which was drilled in 1995, and which tested light oil at flow rates up to 1,742 barrels per day. The Shoal Point exploratory well is scheduled for drilling to a total depth of 2,440 meters.

          The Shoal Point exploratory well, which is estimated to cost Cdn. $10 million, is being drilled directionally from an onshore drilling site to an offshore target area for economic considerations (an off-shore exploration well would be considerably more expensive to drill). Due to the long lead times attendant to drilling the directional exploration well, the Company does not anticipate that drilling and production results will be completed, and results obtained, until late spring or mid-summer

          1999 at the earliest. Even if Shoal Point is successfully drilled and production tested, it will take several years for Shoal Point to generate revenues due to the long lead time to place necessary infrastructure in place.

          Should production commence at the Shoal Point location, the Company will be entitled to a potential 2.1% of overall revenues. The Company is entitled to this interest as a result of providing SFD Data relating to the Shoal Point area to Encal Energy in mid-1998. Encal Energy negotiated a farm-in agreement pursuant to which it agreed to contribute an undivided 37 1/2% share of well costs in order to participate in approximately 200,000 gross acres upon completion or abandonment of the test well. The Company is under no obligation to contribute toward any of Encal Energy's development costs for Shoal Point.

          No assurance can be given that the Shoal Point SFD Prospect will be successfully drilled, or proven to have commercial quantities of hydrocarbons. It should be noted that there have been six previous unsuccessful attempts to find commercially viable hydrocarbon pools in areas surrounding the Shoal Point SFD Prospect.

          RENAISSANCE ENERGY--The Company has tendered six Recommended SFD Leads to Renaissance Energy for further geologic and geophysic evaluation to date (including two new SFD Leads identified by the Company in December 1998 while resurveying certain of the first Recommended SFD Leads), and Renaissance Energy successfully completed its geological and geophysical evaluation with respect to four of these Recommended SFD Leads, and is completing its evaluation with respect to the remaining Recommended SFD Leads. The four Recommended SFD Leads which Renaissance Energy seismically confirmed were all previously targeted for drilling by Renaissance Energy by the end of 1998, however, due to developments in the oil market, Renaissance Energy decided in early 1999 not to drill two of these leads for economic reasons, and also decided to delay drilling the remaining two leads pending completion of its evaluation of the two new Recommended SFD Leads, due to Renaissance Energy's preference to drill all prospects it has initially selected at one time. The Company does not anticipate that Renaissance Energy would spud any exploratory well before the end of the second to third quarter of 1999 at the earliest, assuming there are no delays or complications in obtaining drilling rights. Although the two Recommended SFD Leads currently under evaluation appear to be promising based upon early information, no assurance can be given they Renaissance Energy will drill these or any of the previously seismically confirmed Recommended SFD Leads, or that any exploratory wells Renaissance Energy does drill will not be a dry hole or will be commercially productive.

          Insofar as the Company has fully performed its obligations in recommending SFD Leads to Renaissance Energy under its Survey Agreement, the Company and Renaissance Energy anticipate they will enter into negotiations in mid-1999 with respect to entering into a longer term exploration agreement similar to those the Company has entered into with its other strategic partners. In the meantime, the Company and Renaissance Energy have extended the term of the Survey Agreement through June 30, 1999.

No assurance can be given that the Recommended SFD Leads tendered to the Company's strategic partners will be drilled at all or by projected drilling dates due to, among other things, factors such as the perceived economics of drilling at such time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Even if an SFD Prospect is drilled, no assurance can be given that the well will produce commercially viable quantities of hydrocarbons. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-- Uncertainties and Risk Factors--Risks Relating to the Company and its Business," generally, and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties and Risk Factors----Reliance on Joint Venture Partners;Non-Operator Status" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties and Risk Factors----Risk of Exploratory Drilling Activities" particularly.

CORPORATE STRUCTURE AND DEVELOPMENT

Pinnacle International was initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation" ("Auric"). Auric was formed by Mega-Mart, Inc. ("Mega-Mart"), a Delaware corporation formed on January 28, 1987, for the purpose of facilitating the change of Mega-Mart's corporate domicile from Delaware to Nevada. On September 28, 1994, Auric and Mega-Mart entered into a Plan Of Reorganization pursuant to which the shareholders of Mega-Mart received 1,096,500 shares of the common stock of Auric, constituting 100% of its outstanding capital stock, in exchange for 100% of their outstanding shares of common stock in Mega-Mart. The Plan Of Reorganization also contemplated a subsequent merger of Mega-Mart into Auric, however, the parties subsequently determined not to merge the companies, thereby retaining Mega-Mart as a wholly-owned subsidiary of Auric. Auric subsequently determined that its investment in Mega-Mart was without value, and abandoned this investment.

On March 21, 1995, Auric entered into a Plan Of Reorganization with Fiero Mining Corporation, a Nevada corporation ("Fiero"), whereby Auric agreed to issue 3,833,357 shares of common stock (constituting approximately 16.8% of its outstanding shares of common stock) in exchange for 100% of the outstanding shares of the common stock of Fiero. Fiero was retained as a wholly-owned subsidiary of Auric until December 16, 1995, at which time Fiero was spun-off to the shareholders of Auric on a one share for one share basis.

On December 12, 1995, Pinnacle U.S. and Auric entered into a letter of intent pursuant to which: (i) Auric agreed to issue 10,090,675 shares of the common stock, of Auric (constituting approximately 92% of its outstanding shares of common stock) to the shareholders of Pinnacle U.S., in exchange for all of the outstanding shares of common stock of Pinnacle U.S. (thereby making Pinnacle U.S. a wholly-owned subsidiary of Auric); (ii) Auric agreed to solicit shareholder consent to a 6:1 reverse stock split immediately prior to the share exchange; and (iii) Auric agreed to change its name to "Pinnacle Oil International, Inc." upon consummation of the reorganization.

Pinnacle U.S. is a Nevada corporation formed on October 20, 1995, by Mr. George Liszicasz, the inventor of the Stress Field Technology (and presently the Chief Executive Officer, Chairman and a significant stockholder of the Company), and Mr. R. Dirk Stinson (presently the President and a director and a significant stockholder of the Company), together with five other investors, for the purpose of engaging in hydrocarbon exploration utilizing SFD Data generated by the SFD Technology. Messrs. Liszicasz and Stinson formed Pinnacle U.S. pursuant to a partnership agreement amongst themselves (the "Liszicasz-Stinson Agreement") to exploit the SFD Technology. On January 1, 1996, pursuant to his obligations under the Liszicasz-Stinson Agreement, Mr. Liszicasz and Pinnacle U.S. entered into a license agreement (the "Original Technology Agreement," subsequently superceded in August 1996 by the SFD Technology License) whereby Pinnacle U.S. obtained its original license to utilize the data generated by the SFD Technology. For a description of the SFD Technology License, see "Business-- Momentum SFD Technology License Agreement" below.

On January 12, 1996, the shareholders and directors of Auric approved the transactions contemplated by the letter of intent, and consented to a 6:1 reverse stock split. A formal Plan Of Reorganization And Acquisition was executed and effective as of January 20, 1996, and the change in Auric's name to "Pinnacle Oil International, Inc." was effective on February 23, 1996.

Since the date of its formation and through the date of consummation of the noted transactions with Pinnacle U.S., Auric was a holding company and never (with the exception of Auric's subsidiary, Fiero) conducted an active business. Auric's predecessor, Mega-Mart, was also a holding company which conducted no active business from its date of formation through its date of abandonment by Auric. Prior to its spin-off in December 1995, Fiero engaged in limited gold exploration activities.

The founder of Mega-Mart was Mr. Claude Smith, and the founders of Fiero were Messrs. Kurt James, Arnold Wyncoop and George White. Messrs. James, Wyncoop and White were also the persons who, on behalf of Auric, founded Auric. None of the officers, directors or stockholders of Pinnacle U.S. or Momentum, including Messrs. Liszicasz and Stinson, were directly or indirectly affiliated with Auric or any of its founders, officers, directors or stockholders during the course of the transactions contemplated by the Plan Of Reorganization And Acquisition, and such transactions were made on an arms' length negotiated basis. With the exception of Mr. Terrence Dunne, the secretary and a director and nominal shareholder of Auric, the officers and directors of Auric were replaced with officers and directors designated by Pinnacle U.S., including Messrs. Liszicasz (as Chief Executive Officer and Chairman) and Stinson (as President and a director), immediately following the consummation of the noted transactions.

As a result of the noted transactions, Pinnacle U.S. became a wholly owned subsidiary of Pinnacle International, and changed its corporate function to performing United States-based survey and interpretation operations. Pinnacle International formed Pinnacle Canada, a federal Canadian corporation, on April 1, 1997 to perform Canadian-based survey and interpretation operations.

DESCRIPTION OF SFD TECHNOLOGY AND SFD SURVEY SYSTEM

The SFD detects non-electromagnetic energy patterns or "stress fields" apparently resulting from subsurface mechanical stress in rocks and subsurface pressure differentials. Each type of subsurface condition generates a unique energy pattern. The SFD captures these energy patterns through its "SFD Sensor," a passive transducer that generates a quantum field which, in turn, responds to the energy patterns. (See "Business--Theoretical Basis of Stress Field Detector" below).

During an SFD survey assignment, the SFD is flown over a pre-selected survey area (either land or water) from several different directions in the Company's survey airplane at an altitude of approximately 1,000 feet. As the aircraft crosses the survey area, the SFD sensor captures the constantly changing energy patterns, and converts them into a distinct digitized signal which the Company records on its integrated data acquisition and global positioning systems (the Company refers to this integrated assembly as the "SFD Survey System"). The waveforms from the SFD Survey System (which the Company calls "SFD Data") are analyzed, interpreted and compared against the signatures of known viable oil and gas pools or fields by the Company's personnel. Through this comparison, the Company is able to determine the structural character (i.e., faults, fractures, unconformities) of any geologic feature indicated by the SFD Data, as well as certain reservoir characteristics (i.e., porosity and hydrocarbon content) and size (i.e., large versus small) of any potential oil and gas accumulations indicated by the SFD waveform. In addition, by tracking the beginning and ending points of the SFD Anomalies on each flight line, the Company is also able to extrapolate the areal (horizontal) extent or boundary of the geologic structure or oil and gas accumulation indicated. The actual number of flights lines required to obtain sufficient SFD Data varies based upon the type of geologic feature, structure and hydrocarbon accumulation indicated, the operational mode of the SFD, and the Company's experience. The Company has typically flown three flight lines over Recommended SFD Leads, however, as a result of recent advancements in the data acquisition and interpretation components of the SFD Survey System, in many cases the Company and certain of its strategic partners have found two flight lines to be sufficient. The following example provides an illustration of this process based upon three SFD flight lines:

                             [CHART APPEARS HERE]

     Legend:

               SFD survey flight number and flight line direction

               Extrapolated areal (horizontal) extent based upon SFD survey flight lines

               Actual areal (horizontal) extent of potential hydrocarbon accumulation as determined through subsequent geological and geophysical evaluation, including seismic (if warranted)

               Best targeted drilling or pay zone, and targeted depth as determined through subsequent geological and geophysical evaluation, including seismic (if warranted)

As can be noted from the above illustration, the extrapolated areal extent of the hydrocarbon accumulation does not necessarily correspond with the actual areal extent as may be determined through subsequent geological and geophysical evaluation. Therefore, the optimum drilling location or pay zone depth as subsequently determined through such geological and geophysical evaluation may not fall exactly under or sufficiently adjacent to an SFD flight line. Although the SFD can identify geological structures and features and potentially hydrocarbon accumulations, it is currently unable to indicate the depth of these structures, features and/or accumulations. Also, once the Company is satisfied that it has sufficient SFD Data with respect to a particular Recommended SFD Lead, it is not productive to have the Company's aircraft fly numerous additional flight lines over such lead for the sole purpose of further delineating its areal extent. It therefore remains necessary with respect to each Recommended SFD Lead to conduct further geological and geophysical evaluations (including 2D or 3D seismic where warranted) in order to determine the actual areal extent of the potential hydrocarbon accumulation and optimum drilling location.

TIMING OF SFD SURVEY AND INTERPRETATION

Although the SFD can potentially give near real-time analysis and interpretation of potential hydrocarbon accumulations, the actual time between initial identification of an SFD Lead and the Company tendering a Recommended SFD Lead can ordinarily take several days or weeks, and under certain circumstances can take several months, depending upon a number of factors, including the following:

     . The Company may not have sufficient information to make a recommendation based upon its initial SFD survey flights, either because it has not had the opportunity to complete a sufficient number of crossings over the SFD Anomaly, or the SFD Data is incomplete or inconclusive, thereby necessitating the scheduling subsequent SFD flights over the surveyed region.

     . The Company may not have the opportunity to quickly complete its interpretation and analysis of the SFD Data due to its pending workload for SFD flights and interpretation obligations for its other strategic partners.

     . The strategic partner may request the Company make one or more additional SFD survey flights over the SFD Anomaly to address questions it may have upon its review of the Company's recommendations, which may take several weeks or months to schedule and interpret due to the Company's pending workload for SFD flights and interpretation obligations for its other strategic partners.

TIMING OF DRILLING AND PRODUCTION

Once the Company tenders a Recommended SFD Lead to a strategic partner, the actual time for such partner to drill an exploratory well on such location and ultimately produce oil and gas from such well ordinarily takes several months after the tender date, and potentially can take many months or even years in certain cases, depending upon a number of factors, including the following:

     . If the strategic partner does not already have drilling rights for the site, the partner must obtain the rights to conduct geological and geophysical evaluations on the site and to ultimately drill on the site if warranted, either through direct acquisitions or farmin arrangements where the drilling rights are currently held by other oil gas exploration companies. (In many cases the strategic partner might not be able to obtain such rights on reasonable terms or at all). In cases where the site is located on government-owned property, the strategic partner often must bid for the drilling rights pursuant to an auction process, which in certain cases will only occur during selected window periods throughout the year.

     . The strategic partner must complete its geological and geophysical evaluation, including obtaining commercial seismic (if available) and/or conducting 2D or 3D seismic surveys where warranted, as well as obtaining all permits necessary to conduct such surveys.

     . Once the strategic partner completes its geological and geophysical evaluation with respect to a Recommended SFD Lead, and provided such evaluation is positive, the partner must next review the economics of drilling and production operations before it proceeds. This evaluation will be based upon a number of factors, including an evaluation of the estimated reserves potentially contained in the prospect as indicated by the results of the geological and geophysical evaluations, the cost to drill an exploratory well, the anticipated production and marketing costs, and current oil and gas prices. Variables the strategic partner will consider include whether the site is on-shore versus off-shore and shallow versus deep, and whether the site is accessible to drill-rigs and pipelines.

     . Once the strategic partner makes a decision to drill an exploratory well, the partner must obtain the necessary drilling permits. Factors that affect the timing of exploration drilling include the availability of drilling rigs; whether the prospect can be drilled at any time during the year or only in seasonal windows (such as in the case of winter drilling); whether the site is on-shore versus off-shore; and whether other permits must first be obtained or studies conducted (such as environmental and archeological studies).

     . Assuming the exploratory well results in the discovery of hydrocarbons, the strategic partner must then production test the well to determine the estimated sustainable rate of production and estimated recoverable reserves, and make a determination as to whether production will be cost justified.

     . Assuming the exploratory well is successfully production tested, the strategic partner must place the necessary infrastructure in place to bring the hydrocarbons to market, including installing collection tanks, and pipelines which connect such tanks to existing pipelines, if necessary. (Longer lead-times are required to put these facilities in place with respect to off-shore or remote locations).

USE OF SFD SURVEY SYSTEM AS INFERENTIAL EXPLORATION TOOL TO DETECT GEOLOGIC STRUCTURES ASSOCIATED WITH HYDROCARBON ACCUMULATIONS

Industry geologists have determined based upon past experience that hydrocarbon accumulations are commonly associated with certain types of structural-based traps and geologic features and changes in geology (although the existence of such structures or features does not guarantee that commercial quantities of hydrocarbons, or any at all, will actually be present). Geologists geophysicists use seismic as an inferential tool to detect geologic structures and features, as well as changes in those structures and features, and then make an educated guess or inference whether oil and gas may be present based upon their knowledge and experience.

The Company believes that the SFD has demonstrated that it is, at the minimum, an inferential wide-area exploration or reconnaissance geologic structure detection tool analogous to the 2D (and in some cases the more expensive 3D) reconnaissance seismic methods currently employed in wide-area exploration or reconnaissance efforts to locate hydrocarbon accumulations, in that both the SFD Technology and seismic identify geologic features and structures (and changes in those features and structures) potentially associated with hydrocarbon accumulations. The Company's belief is based upon a success rate in the range of 85%--90% to date with respect to over 30 seismic evaluations conducted by the Company's strategic partners with respect to the Company's predictions as to the existence of seismically-confirmable structural traps or geological changes (the coincident rate is even greater for larger hydrocarbon bearing structures), as follows:

 .    Since the Company commenced commercial survey operations in early 1998, the
     Company's three strategic partners have seismically evaluated over 23 SFD Leads which the Company reported as having geologic structures or changes. In almost every case, the strategic partners confirmed the existence of the predicted geologic structure or change. (The Company also reported that the SFD technology directly detected the existence of hydrocarbons at each of these locations, and also stated whether these deposits would be oil or gas).

 .    In the latter half of 1997, the Company evaluated nine locations as part of two sets of blind field tests conducted by Renaissance Energy. These nine locations included five SFD Anomalies which the Company identified for Renaissance Energy in an area selected by Renaissance, and four locations which Renaissance Energy had previously decided to drill based upon seismic. The Company reported the existence of structural traps or geological changes with respect to seven of these locations, which predictions were confirmed by Renaissance's seismic. During this same time period Encal Energy also conducted a set of blind field tests, pursuant to which the Company evaluated three locations which Encal Energy had previously decided to drill based upon seismic. While Encal Energy reported the existence of structure on one of these locations based upon its seismic, the Company reported that no structure was apparent. The Company's prediction was confirmed by drilling results, which found an absence of structure. The remaining two Renaissance Energy locations and two Encal Energy were stratigraphic prospects, and therefore not relevant for purposes of confirming the ability of the SFD to detect geological structures and features. (The Company also accurately predicted that none of the twelve wells would produce commercial quantities of hydrocarbons).
     To verify the results of the Company predictions, the Company engaged Gilbert Laustsen Jung Associates Ltd. ("Gilbert Laustsen"), an independent Canadian petroleum engineering firm, to observe and report the details of the Company's survey activities for these blind field tests. The Company's predictions were confirmed by Gilbert Laustsen's report, which concluded:
     "The drill results of the twelve wells are consistent with the predictions resulting from SFD surveys in the primary zone of interest. The critical issue, of course, concerns the ability of SFD technology to continuously identify undrilled exploration prospects that result in commercial discoveries. Although the SFD predictions reported here are accurate with respect to the primary zone of interest, they do not yet provide the ultimate test of the technology because no highly ranked anomalies identified by SFD technology have been drilled yet." It is important to understand that Encal Energy and Renaissance Energy believed, based upon their seismic, that a number of these wells would be productive, and that the Company's prediction that the wells would not be productive notwithstanding the Company's confirmation of structure was subsequently confirmed by drilling results. For a more complete description of these blind field tests and Gilbert Laustsen's report, see "Business--Third Party Field Evaluations Of The SFD Survey System--Review By Gilbert Laustsen Jung Associates Ltd."

Based upon these results and their experience with the SFD, the Company's strategic partners have a high level of confidence that the SFD is, indeed, such an inferential geologic structure detection tool analogous to seismic, and have accepted the SFD as a wide-area exploration or reconnaissance tool.

USE OF SFD SURVEY SYSTEM AS DIRECT HYDROCARBON DETECTION TOOL

As previously mentioned, the mere existence of subsurface structural traps or features or changes in geology does not necessarily mean that there will be commercially productive levels of oil and gas or, in fact, any at all. As a result, oil and gas companies drill many dry or unproductive holes in areas that otherwise appear to offer potential based upon seismic, particularly in "exploration" or "non-developmental" areas (i.e., areas not within or adjacent to known-producing areas). The current oil industry rate of success in drilling productive wells in such exploration areas, for example, is 10% to 20% for high-risk or "wildcat" exploration areas, and 30% to 50% for lesser risk exploration areas. Accordingly, while seismic is a valuable tool for identifying potential hydrocarbon bearing structures, its general inability to directly identify hydrocarbons makes it an imperfect tool, particularly in view of the high finding, acquisition and drilling costs invested in each dry hole.

To the knowledge of the Company no wide-area oil and gas exploration method to date, including aeromagnetic, gravity, ground or surface radar, satellite surveys, telemetrics, spectrum analyzers and conventional seismic, has demonstrated the ability to directly detect and distinguish hydrocarbons accumulations at their source with a high degree of accuracy. (The one exception is certain seismic "amplitude" processing techniques which may, under limited circumstances, directly identify natural gas and, less commonly, oil accumulations, although this method remains subject to the other time and costs limitations inherent in seismic).

The Company's belief that the SFD Technology is a hydrocarbon detection tool is principally supported by the results of one set of blind field tests of known oil and gas pools or fields conducted in 1996 by an independent geologist, and two sets of blind field tests conducted in 1997 by the Company's strategic partners (including one set conducted under the auspices of independent petroleum engineers). Specifically, the Company believes that the SFD Technology demonstrates the following characteristics based upon the results of the noted blind field tests.

     . The SFD Technology can not only directly identify hydrocarbons, but can directly identify the presence of, and distinguish between, various types of oil, gas and water accumulations and mixtures.

     . The ability of the SFD Technology to directly detect hydrocarbons allows it to identity oil and gas pools in "stratigraphic" pools which are devoid of geologic structures and therefore often are not susceptible to detection by seismic methods.

     . The SFD Technology can distinguish large accumulations of hydrocarbons with a field confirmation accuracy rate of approximately 85% to date (as compared to the 10% to 50% success rate typically associated with exploratory wells indirectly identified using seismic methods).

     . The SFD Technology can indicate whether an identified hydrocarbon accumulation which appears to contain commercially-developable quantities of hydrocarbons has sufficient porosity to be exploitable.

The first blind field test was conducted in September 1996, in the early stages of development of the SFD Technology, under the auspices of Rod Morris, a Calgary-based independent professional geologist, in which the Company evaluated a number of sites selected by Mr. Morris with the SFD technology, and informed Mr. Morris whether or not hydrocarbons were present. The evaluation was conducted in the southern portion of the Province of Alberta, Canada, and involved over 1,000 linear miles covered by vehicle over a period of 7 days, and 27 hours of recordings of SFD Data. It should be noted that the principals of the Company had no input in, or prior knowledge of, the areas to be traversed, the known accumulations of the pools surveyed, or the trap types which would be included. As reported by Mr. Morris, the SFD Technology had a 95% success rate (19 of 20 pools) in accurately identifying oil and gas pools (including stratigraphic pools), (2) the SFD could also differentiate between oil and gas, and (3) and the SFD produced a stronger or more definitive signal in proportion to the size and quality of the hydrocarbon deposit. For a more complete description of these blind field tests, see "Business--Third Party Field Evaluations Of The SFD Survey System--Field Evaluation By Rod Morris, Geologist."

The second set of blind field tests were conducted for Encal Energy in August and September 1997, when the Company acquired approximately 4,700 linear miles of airborne SFD Data for Encal Energy during 9 flights over numerous known oil and gas pools in Central Alberta. Encal Energy's analysis of the survey results showed that larger reserve pools were more likely to produce SFD anomalies than smaller reserve pools. The Company analyzed a portion of the survey, and presented the results to Encal Energy. Encal Energy reviewed these results and observed that the SFD identified 91% of pools with more than 5 million barrels or 50 BCF in-place, and 63% of pools with less than 5 million barrels or 50 BCF in-place. Encal Energy also noted the ability of the SFD Technology to identify both structural and stratigraphic hydrocarbon signals, that oil and gas pools had different SFD signals, and that larger oil and gas pools had more obvious SFD signals. For a more complete description of these blind field tests, see "Business--Third Party Field Evaluations Of The SFD Survey System--Field Evaluation By Encal Energy Ltd."

The third and final set of field tests were those conducted in December 1997 for CamWest Exploration's predecessor, CamWest Limited Partnership ("CamWest LP"), in which the Company conducted "blind" airborne tests of the SFD Technology over fourteen oil and gas fields, including eight stratigraphic fields, in southeastern Alberta and the adjacent portion of northwestern Montana. CamWest LP concluded that the SFD Technology had accurately identified 12 of 14 (or approximately 85%) of the known oil and gas fields traversed; and that the remaining 2 fields (or 15%) of the known fields not detected by the SFD Technology involved fields with reserves of less than four million barrels. For a more complete description of these blind field tests, see "Business--Third Party Field Evaluations Of The SFD Survey System--Field Evaluation By Camwest Limited Partnership."

Although these field tests support the Company's belief as to the potential direct hydrocarbon detection ability and accuracy of the SFD Technology, particularly with large fields, this belief will only be proven by drilling results from previously unknown pools detected by the SFD Technology. The only actual drilling results to date were the twelve wells drilled by Encal Energy and Renaissance Energy mentioned above, in which the Company accurately predicted with respect to each well that there would not be commercial levels of hydrocarbons. Since a negative (the absence of hydrocarbons) cannot predict a positive (the presence of hydrocarbons), these results are not the best statistical evidence for verifying the potential direct hydrocarbon predictive ability of the SFD Technology, although they did confirm its ability to identify geologic structures.

This issue, however, may soon be statistically confirmed by the results of exploratory wells which should be drilled on SFD Prospects by the Company's strategic partners within 1999. When recommending these undrilled SFD Prospects to its strategic partners, the Company reported that the SFD Technology detected the existence of hydrocarbons at each of these prospects, and also generally stated whether these deposits would be oil or gas. (As mentioned above, the Company also reported that the SFD Technology also detected the existence of geologic structures and changes.) The Company's belief that the SFD Technology detected the existence of hydrocarbons at each of these SFD Prospects would be statistically demonstrated by a high degree of drilling success (i.e., in excess of the 10% to 50% rate ordinarily associated with seismic), as well as whether the type of hydrocarbons produced (i.e., oil or gas) comport with the Company's prediction when it originally recommended these prospects.

COMPETITIVE ADVANTAGES OF SFD TECHNOLOGY AS WIDE-AREA RECONNAISSANCE TOOL

The principal competitive advantage of the SFD Technology is its ability to potentially effectuate significant reductions in the oil and gas "finding" costs of its strategic partners in the following ways:

     . The Company's strategic partners may substantially reduce their wide-area seismic costs since they may use the SFD Survey System as their wide-area exploration tool at a cost of approximately $12.50 per linear mile, and may limit their 2-D and 3-D seismic costs to confirming and delineating SFD Prospects that are first qualified by the SFD Technology.

     . The current success rate of oil and gas exploration companies in drilling commercially productive wells is only 10% to 20% for high-risk "wildcat" exploration wells, and 30% to 50% for lesser-risk exploration wells. The Company believes that the SFD Technology will have an extremely high level of accuracy as a hydrocarbon identifying tool, estimated by the Company at approximately 85% based upon the results of blind field tests of known oil and gas pools or fields. As a result of this accuracy Pinnacle's strategic partners should have fewer dry or commercially unproductive exploration wells when using the SFD Technology.

     . Oil and gas exploration companies who desire to exploit exploration areas for which there is no available seismic data may obtain drilling rights to these areas before they can conduct their seismic, which often entails substantial expenditures. The SFD Technology will enable the Company's strategic partners to limit their outlays for drilling rights solely to areas which have been SFD qualified, thereby resulting in significant savings in these acquisition costs.

     . The ability of the Company's strategic partners to more productively and profitably employ these cost savings will also have a significant impact on their revenues and profits which extends far beyond the cost savings in absolute terms. For example, if the strategic partner had a 10% to 20% success rate in higher risk wildcat exploration wells without the SFD, and improves this success rate to 80% to 85% with the SFD Technology, it would have the potential to increase its revenues by 4 to 8 times as a result of such drilling successes alone. This multiple is increased when the additional wells which may be drilled due to the additional cash flow available as the result of the substantial savings in seismic, drilling and land acquisition costs are added to the equation.

     . In addition to cost savings, the SFD technology can also potentially accelerate the hydrocarbon identification process to near real-time. Since the SFD Technology can be used in an airplane, the Company can explore up to 1,000 miles per day per airplane. In contrast, seismic acquisition teams can explore only 4-5 miles per day (unless they are able to acquire commercially available seismic). Moreover, SFD Data can be gathered within one or two days (although interpretative activities typically take several days or weeks). In contrast, the acquisition and interpretation of seismic may also take several weeks or months or, in the case of large projects, years. These efficiencies should permit the Company's strategic partners to more effectively and efficiently use their resources.

     . Also, the SFD Technology has the potential to locate major new hydrocarbon deposits in areas never considered available to exploration in the past, or only so at great expense, such as remote and hostile locations and undersea locations.

Since exploration costs of the Company's strategic partners could be sharply reduced, they have an economic advantage over oil and gas companies that do not have access to the SFD Technology, which is particularly important in periods of low or uncertain commodity prices.

COMPETITION

To the knowledge of the Company, there are no competitors in the oil and gas exploration industry who use SFD Technology. Other "remote-sensing" competitors in the oil and gas exploration industry include aeromagnetic, gravity, ground or surface radar, satellite surveys, telemetrics and spectrum analyzers, as well as general seismic. The Company does not believe that any of the noted remote sensing technologies (other than general seismic) are accepted in the industry as highly predictive general exploration tools.

THEORETICAL BASIS OF STRESS FIELDS

Momentum does not possess any patents or other registered intellectual property rights with respect to the SFD Technology, and Momentum does not anticipate that if it were to apply for and receive patent protection, that such patent protection would necessarily protect Momentum and the Company from actual or potential competition. In addition, patent counsel has advised Momentum and the Company (i) that a patent application would inhere unwarranted disclosure risks; and (ii) that the Company's present practices afford common law trade secret protection. For these and other reasons, Momentum will not disclose a comprehensive explanation of the SFD Technology. However, a brief description of the theoretical basis and reasoning which support the SFD Technology are set forth below.

Abrupt variations in subsurface geology (called "geological deformities") cause stresses to develop in the surrounding rock materials. It is generally known by geologists that when certain materials in the earth's crust (such as single crystals) rupture due to stress, they generate electromotive force as a release mechanism. A premise of the SFD Technology is the theory that prior to such a rupture and the release of electromotive force, there are constant sub-atomic interactions that release non-electromagnetic energy. The SFD Technology is based on the theory that: (i) both mechanical stress in rocks and the pressure differentials in fluids produce non-electromagnetic energy patterns; (ii) that the energy patterns reflect subsurface conditions which are geological and may be hydraulic; and (iii) that the SFD Sensor, a passive transducer which generates a quantum field, captures the interaction of these energy patterns against the field. This interaction is registered by the SFD Sensor as it is moved over a survey area, and these energy patterns are converted into electrical signals that are forwarded to the data acquisition system.

Several observations support the theory that hydrocarbon accumulations produce the observed energy patterns:

     1. THE DETECTED ENERGY PATTERNS ARE NON-ELECTROMAGNETIC. Field tests were conducted with the SFD Sensor both (i) while shielded from electromagnetic forces, and (ii) without such shields. In both cases the SFD Sensor registered no change. When the sensor was subjected to high voltage static, alternating current and/or strong magnetic fields, it did not indicate any changes in operation. In addition, the amplitude of the signal captured by the SFD Sensor decreased as the speed of traverse of the sensor was increased. This is essentially the opposite of what would occur while measuring electromagnetic energy with a conventional magnetometer.

     2. THE DETECTED ENERGY PATTERNS ARE BOTH DYNAMIC AND DIRECTIONAL. In field tests over known major faults the SFD Sensor captured energy patterns which were dynamic while the sensor was stationary. In addition, the "radiation" field vectors of the energy patterns showed different magnitudes during the traverse of a known deposit.

     3. THE DETECTED ENERGY PATTERNS REFLECTED KNOWN HYDROCARBON ACCUMULATIONS WHERE TECTONIC OR MECHANICAL STRESS SHOULD NOT BE A MAJOR FACTOR. In field tests the SFD Sensor was shown to react to the following known geological and hydraulic phenomenon:

          . Mechanical forces due to tectonic activity in areas prone to earthquakes;

          . Sediment loading resulting in faulting and dewatering of sediments; and

          . Pressure differentials in the subsurface that are caused by different fluid densities.

SFD Sensor reactions were observed over faults caused by both tectonic and sedimentary loading, in areas including the Texas and Louisiana Gulf Coast, the San Andreas fault in California, the lower mainland of British Columbia, and the foothills of Alberta. These observations tend to indicate that the SFD Sensor reacts to mechanical stress in the subsurface. However, in field observations the SFD Sensor was shown to react to known, significant accumulations of hydrocarbons in the subsurface where mechanical and tectonic stress would not be a major factor. In these instances it appears that the SFD Technology reacts to energy patterns caused by pressure differentials in the hydrocarbon accumulations themselves.

It has been suggested that a possible explanation for these reactions over significant hydrocarbon pools can be obtained by examining the effect a column of gas or oil has on the pressure within a reservoir, and the resulting stress on the surrounding shales. The pressure vs. elevation graph below indicates the effect changes in the relative density of subsurface fluids can have on the pressure within a reservoir at any given depth.

                [GRAPH OF PRESSURE VS. ELEVATION APPEARS HERE]


These pressure changes are due to buoyancy forces that develop whenever a fluid of lower density (i.e., oil or gas) is emerged in a fluid of higher density (water). As the column of oil or gas becomes higher, representing a thicker pay zone, the pressure differential caused by the buoyancy forces of the hydrocarbons vs. the normal hydrostatic pressure of the formation waters will increase. This increase in pressure should cause a corresponding increase in the stress exerted on the rock that contains and confines an oil or gas accumulation, because immediately outside the boundaries of the oil or gas pool, the pressure with the reservoir will be consistent with the normal hydrostatic pressure for the reservoir. This known effect of buoyancy forces that develop due to hydrocarbon columns lends strong support to the theory that pressure differentials in hydrocarbon accumulations produce stress energy patterns which are detected by the SFD Sensor.

Based on field evaluations by both Company personnel and third parties, management of the Company believes that the SFD Technology can reliably:

     . Detect, from an altitude of 1,000 feet, major oil and gas accumulations, sandstone or limestone/dolomite deposits at depths from 1,000 to at least 15,000 feet.

     . Detect and discriminate between a wide variety of subsurface geological deformities, including anticlines, faults, fractures, unconformities, reefs and dome structures. Major known faults have been detected at an altitude of 10,000 feet.

     . Detect structures, faults and, potentially, hydrocarbon accumulations, in shallow waters up to 500 feet in depth. Tests have not yet been conducted over deeper waters.

     . Determine whether an identified geological structure or trap contains gas, oil, water or no fluid at all.

     .    Indicate whether a basin is shallow or deep.

     .    Indicate the lateral extent and horizon of a reservoir, pool or field.

     . Detect and identify large underground water beds, coal deposits and hard rock mineral deposits.

     . Indicate whether an identified but undrilled hydrocarbon accumulation has sufficient porosity to be exploitable.

To appreciate the significance of these attributes of the technology, one must first understand certain aspects of geology and traditional oil and gas exploration.

GEOLOGY AND TRADITIONAL EXPLORATION

GEOLOGY AND OIL ORIGINATION

Scientists generally support the "organic theory" of oil origination--that decaying plant and animal remains, when subjected to heat, pressure and a lack of oxygen for long periods of time, become natural gas or oil. Under the organic theory, hydrocarbons originate in decomposed prehistoric plant and animal life. Decomposition takes place in an oxygen-free environment within layers of mud and silt. Due to the extreme pressure of overlying beds, buried sediments consolidate to form rock layers. Petroleum is squeezed out of source beds and is accepted by a receiver bed in a process called "primary migration." Once within a receiver bed, petroleum travels upward and laterally within the receiver bed in "secondary migration" until either a suitable "geological deformity" or "trap" is reached, or until the petroleum can find an exit from the receiver bed. In extreme cases the petroleum may exit the receiver bed at the earth's surface, resulting in oil or gas seepage at rock outcrops that reach the surface. Thus oil creation occurs in three primary phases: (i) decomposition and compaction; (ii) primary migration; and (iii) secondary migration and accumulation.

DECOMPOSITION AND COMPACTION

Sedimentary rocks are formed by incremental particle deposition in an aqueous or watery environment such as rivers, lakes and oceans. Water is almost always intimately associated with petroleum deposits. As millennium of years pass, the sediments become thicker and thicker; or if the depositional environment changes, one type of sediment may be replaced by the deposition of another type of sediment. This type of activity, coupled with the eons of time available for the process, yields sequential layers, or strata of depositional sediments. When sediments have been buried by enough other sediments, they become compacted rock layers or strata that contain the microscopic remains of plants and animals.

Experts generally believe that most organic source beds are shales and limestones. However, of all commercial petroleum deposits discovered to date, about 60% have been located within sandstones and 40% have been found in rocks such as limestone and dolomite. Because such a high percentage of petroleum has been found in sandstone-type rocks, scientists believe that petroleum has migrated, or moved, from the original shale and limestone source beds into new receiver beds of sandstone, limestone, and dolomite. The process by which petroleum is expelled, or squeezed out, from source beds and received by other beds is called "primary migration."

Primary migration is dependent on porosity and permeability of surrounding rock. Contrary to popular belief, oil and gas deposits do not exist as underground pools or lakes. Oil and gas deposits actually occupy the infinitesimal void spaces, or pores, between the individual grains of a rock. Porosity is the amount of void space within a rock, expressed as a percent of the bulk volume occupied by the rock. With respect to a reservoir, it is the volume of the non-solid or fluid portion of the reservoir, divided by the volume, expressed as a percentage. As the rock's porosity increases, its capacity to contain fluids (including petroleum) increases. Hence high relative porosity is a requirement for a commercial petroleum deposit to exist. Permeability, which determines how difficult (or easy) it is for hydrocarbons to flow through the rock formation, is based on several factors--the property of the fluid itself, or its viscosity; the size and shape of the formation; the pressure, and the resulting flow.

GEOLOGICAL DEFORMITIES

As noted above, petroleum geologists believe that petroleum originates in source rock (shale and limestone), and then moves to receiver beds of sandstone, limestone and dolomite in primary migration. Such migration is caused by the relative porosity and permeability of the source bed as compared to the porosity and permeability of the receiver bed. Because oil and gas are lighter than water, they tend to migrate upward and follow the line of least resistance, until they either escape to the surface or are trapped by a geological deformity or trap.

One basic assumption of geological studies is that all sedimentary beds were originally deposited horizontally. If sedimentary rocks remained horizontal throughout geologic time, younger rock layers or strata would always be on top of older rock layers. However, the tectonic forces that alter the crust of the earth--volcanoes, earthquakes, floods--also deform its interior. These forces shift, twist and crack rock layers that were previously neat and horizontal. Consequently, clean-cut horizontal rock layers seldom exist. More typically, a cross section of the earth will appear wavy, erratic and deformed. Because of tectonic forces, no rock layers in nature are ever perfectly horizontal. When rock layers are not horizontal, they are said to be dipping. The severity of dip, or angle, is expressed as degrees of deviation from a horizontal plane. Petroleum, migrating through receiver beds, can become trapped inside the geological deformities created by tectonic forces and dipping.

SECONDARY MIGRATION AND ACCUMULATION

As noted above, primary migration from a source bed to a receiver bed occurs when the receiver bed is more permeable than a source bed. Once petroleum has entered a receiver bed, it will migrate straight through until it is stopped by an overlying impermeable layer. Then, because rock layers dip, the petroleum will have to migrate laterally (secondary migration), following the general upward incline of the rock layers. This lateral movement will continue until the oil and gas reaches the highest point possible and begins to accumulate. Geological deformities that become the points of accumulation are called "traps." Some typical traps are anticlines, faults, unconformities and reefs.

By far the most common structural traps are anticlines, in which approximately 80% of the world's oil and gas has been discovered. Anticlines often (though not always) have surface manifestations like hills, knobs or ridges. Ideally, an anticline will form a dome or roof of impermeable strata above a permeable oil-bearing stratum. Oil in secondary migration will move upward through various permeable strata, and eventually become trapped under the roof. Typically such a trap will have gas in the space directly under the impermeable rock, a layer of oil, and beneath that salt water.

Another important structure to oil exploration is a fault trap. A fault is a break in the continuity of stratified rocks. Forces on either side of the fault move in different directions or at different magnitudes. Eventually, the force becomes greater than the rock's resistance, and the rock breaks. The opposite faces of the break slip against one another, and the related layers of the strata are displaced from their original positions. To the petroleum geologist faults are significant for two reasons. On the negative side, faults break open other types of traps and prevent oil accumulations. However, by moving an impervious stratum across an open-ended permeable one, a fault can form a trap for oil and prevent further migration. An anticline nose can become an effective reservoir if a fault blocks it before oil can escape.

The size of a given petroleum accumulation depends on the amount of petroleum available from the source beds and the size of the trap. Thus in almost all petroleum accumulations: (i) the source bed is different from the receiver bed in porosity and permeability; (ii) the receiver bed is overlain by an impermeable bed called a cap or cap rock; and (iii) a geological deformity is necessary to form a trap for petroleum accumulation.

The accumulation of petroleum within geologic deformities or traps is the target of exploration activities of the petroleum industry, because a reasonably large accumulation is necessary for a commercial deposit to exist. Therefore, a geological deformity or trap becomes a requirement for commercial production.

REQUIREMENTS FOR A COMMERCIAL PETROLEUM DEPOSIT

Any oil and gas exploration company tries to locate and produce commercial hydrocarbon deposits. That is, it tries to locate deposits that exist in sufficient quantity and quality to yield revenues from petroleum sales in excess of investment costs, operating costs and overhead expenses. For a viable commercial hydrocarbon accumulation, all of the following must occur simultaneously:

     1. Hydrocarbons are contained within the pore spaces and cracks of a rock, so the rock must have enough porosity to hold a commercial quantity of oil or gas.

     2. The permeability of a rock must be high enough to let the hydrocarbons flow from one pore space to another, and then to a well, at a commercial rate.

     3. A sufficiently large hydrocarbon accumulation must exist within a geological deformity or trap.

     4. A reservoir must have enough stored energy or pressure, either naturally or artificially induced, to force the hydrocarbon through the pore spaces and into a well where it may be raised to the surface.

The absence of one or more of these four requirements is essentially responsible for every dry hole, duster, or noncommercial well ever drilled. As a result, most oil and gas exploration activity is focused on identifying geological deformities, and determining the porosity and permeability within the deformity.

TRADITIONAL OIL AND GAS EXPLORATION

Traditional oil exploration may be divided very roughly into two risk categories: "wildcatting" (extremely high risk) and developmental exploration (low to moderate risk). While there are no specific definitions of these two categories, wildcatting generally means prospecting in a new area many miles distant from existing deposits. Developmental exploration means prospecting in an area that is adjacent or relatively close to existing known deposits.

True wildcat exploration activity is without question the highest-risk venture within the petroleum industry. Historically, only 1 well drilled out of 8-15 finds enough petroleum to pay for drilling the well. Only 1 well out of 50-66 drilled yields enough petroleum to economically justify drilling an adjacent well. And only 1 well out of 700 will discover enough petroleum to justify developing a field extensively.

It is generally recognized that geological deformities within the earth are necessary for commercial accumulations of petroleum to exist. Hence most exploratory techniques have been geared toward locating these geological deformities. Techniques that obtain subsurface geological information by physical measurements taken at the earth's surface are called geophysical techniques. Since the 1920s, geophysicists have used several different surface methods to locate subsurface traps. These methods have included aerial and satellite surveys, gravimeter and torsion balance readings, and magnetometer surveys.

TWO DIMENSIONAL AND THREE DIMENSIONAL SEISMIC TECHNOLOGY

Although the noted geophysical methods are still used, seismic technology and surveys have become the preferred method for wide area exploration. Most productive or potentially productive regions in the United States and Canada have been or are being surveyed by seismic methods. Refractive and reflective seismic techniques are based on creating an explosion or artificial sound wave at the surface, observing how that sound wave moves through various subsurface layers, and recording how each layer of rock reflects the created wave.

The seismic method is simple in concept. The subsurface is composed of layers which vary in density and thickness. As the wave of the sound or vibration strikes each of the layers, part of it is reflected back to the surface, where it is detected and recorded by the seismograph. The process is comparable to a child bouncing a rubber ball--if the ball strikes a concrete sidewalk it reacts quite differently than it would if it landed in a pile of sand. Seismology is really very similar. A small charge of dynamite is exploded, usually in a shallow shot-hole. The resulting waves spread out through the ground encountering different strata and formations. As with the bouncing ball, each formation reflects the energy waves according to its own "bounce" characteristics. The waves deflect upwards to the surface where they are picked up by geophones, sensitive detection devices embedded in the ground at predetermined locations. The geophones are attached to cables which carry their signals to a seismic recording truck. There they are amplified and translated onto permanent tapes, which are used to produce interpretations of the subsurface. The data is gathered over a horizontal distance and compiled to create a vertical cross section of the earth. By careful examination of seismic surveys, the geophysicist is able to ascertain the possibility of the presence of oil and gas.

In the past, the traditional land-based seismic crew consisted of a party chief in overall charge of the crew; the geologists or geophysicists who decided where the survey would be conducted, plotted the locations of the various pieces of equipment, and decided on the "pattern" to be used; the surveyors who marked the shot hole and geophone locations in the pattern desired; the drillers who drilled the shot holes; the loaders who made up and loaded the explosive charges; the shooters who connected the charges and fired them on command from the party chief; and finally, the "jug hustlers" who pulled the cables from the cable truck, arranged them in the desired patterns, and attached the geophones. After the shot was fired, the crew had to pick everything up and quickly transport it to the next location to repeat the process.

In the past 20 years, the use of high explosives by land-based seismic crews has decreased greatly. While some soil and surface conditions still call for the use of dynamite to get accurate data, today much information is garnered by the use of vibrating or weight-dropping machines. Non-explosive seismic is basically another method of creating man-made vibrations or waves for those caused by an explosion. Specially designed equipment built into either wheeled or tracked vehicles makes contact with the earth, and creates shock waves by either dropping a heavy weight or using a vibrating device to create waves. These penetrate the surface, strike underground formations, and are reflected back to the seismograph in exactly the same manner as explosion-generated waves.

One of the biggest breakthroughs in oil and gas exploration has been the evolution from two-dimensional ("2-D") to three-dimensional ("3-D") seismic technology. 3-D seismic surveys were first proposed commercially in 1972. Phillips Petroleum was one of the first exploration companies to use 3-D seismic imaging, the most advanced--and expensive--of the new techniques. This involves recording seismic data from several thousand locations, as compared with several hundred with traditional 2-D methods. The 3-D process compiles the data and feeds it into a super computer (in Phillips' case a Cray 1M 2800) which is capable of millions of computations per second. In the most advanced systems, the computer converts the data into a cube-like picture of the underground area under study, in place of the older seismic strip charts.

By the mid-1980s, computer aided trace interpretation systems were starting to appear that provided electronic storage and retrieval of seismic sections.
These interpretation systems included the ability to (i) auto-track horizons in a data set, and (ii) display the resulting maps using color schemes to represent the height and depth of a horizon.

However, despite the 3-D nature of seismic data, interpretation was often performed in an essentially multi-2-D manner on sequential sections through the data set. The resulting subsurface model was then built based on surfaces (auto-tracked horizons, hand-picked faults and unconformities). Although this type of model may be sufficient for a structural understanding, it is only a skeleton of the possible 3-D seismic image. The multi-level 2-D model was lacking in "muscle" and "sinew"--the seismo-stratigraphic and reservoir character information and complex faulting that was available from the base data, yet seldom used. This was due to the huge manual efforts required to interpret and extract this information from the 3-D data by hand.

A number of technological developments contributed significantly to the wide acceptance of 3-D seismic data during the past decade, including:

     .    Workstation technology

     .    Multi-streamer, multi-source, multi-vessel 3-D marine technology

     .    Onboard and real-time processing of navigation and seismic data

     .    Depth imaging (now utilized principally in the Gulf of Mexico)

The main contribution of these developments has been to make the 3-D product much more available (through price and time) and impactive (through full three dimensional visualization). With acceptance and use of 3-D technology growing, the challenge has become computational as the industry advances beyond conventional, but already data-intensive, 3-D processing into more comprehensive techniques, such as depth imaging. Parallel seismic computing has been crucial to this progress. It is parallel computer technology that has made 3-D prestack depth imaging possible as an exploration and production tool.

However, the processing of seismic data has significant limitations. As World Oil has reported, industry participants have stated that "The biggest blessing of 3-D is that you have a large volume of data that ties geology to seismic signature. The biggest curse of 3-D is that you have a large volume of data, and the time and money required to gather and process it is enormous."

According to World Oil, these enormous costs have resulted in projected worldwide seismic spending (acquisition and processing) of $3.5 billion for 1997, and that amount is expected to reach almost $4.8 billion by 1999. 3-D costs include the expense associated with using more sophisticated equipment and computers, and covering a greater land surface area during the sweep, which usually means increased expenses in arranging permission to use the land with the property owners. Moreover, protracted timeframes are required for survey design, set-up and execution, and computer processing. A seismographic crew, covering only 25 to 50 square miles in a month, may cost $1,000,000 in salaries, equipment and computer and geological analysis. At current prices, 3-D surveys cost $50,000-$100,000 per square mile. In water of approximately 100 feet in depth, 3-D surveys cost approximately $250,000 per square mile to complete.

THIRD PARTY FIELD EVALUATIONS OF THE SFD SURVEY SYSTEM

As noted earlier in this Report, Company management believes that the SFD Survey System offers an alternative to traditional wide area of reconnaissance seismic exploration, at a fraction of the time and cost. That belief is predicated on extensive first-hand observation of the SFD Technology, and on the following third party field evaluations:

     . Field Evaluation Report dated September 30, 1996, by Rod Morris, Geologist, Association of Professional Engineers, Geologists and Geophysicists of Alberta

     .    Field Evaluation Report dated May 22, 1998, by Encal Energy Ltd.

     . Report of Field Evaluation dated August 26, 1998, by CamWest Limited Partnership

     . Report dated February 27, 1998, of Gilbert Laustsen Jung Associates Ltd., independent professional engineers

A summary of each of the noted evaluations is provided below. The following summaries are neither complete nor exact, and each summary is therefore qualified in its entirety for reference to the complete report included as an exhibit to this Report from which such summary is derived. Each report is also subject to the qualifications and limitations contained therein. The field evaluations summarized by the noted reports were prepared for the purpose of comparing SFD survey predictions with known reserves or drilling or testing results. The field evaluations do not address or evaluate the scientific basis or principles of the underlying SFD Technology, and none of the noted third parties are experts in the SFD Technology or its scientific basis or principles. It should also be noted that these field evaluations have not been re-evaluated or updated since the date of the initial report.

FIELD EVALUATION BY ROD MORRIS, GEOLOGIST

In September 1996 the Company retained Mr. Rod Morris, an independent geologist, to design and conduct a field evaluation of the SFD Technology. Mr. Morris is a geologist with over 15 years of multidisciplinary experience in hydrocarbon exploration in western Canada. His experience includes oil and gas exploration and development, as well as seismic data acquisition, interpretation and research. Apart from his retention as a consultant, Mr. Morris had no affiliation with the Company at the time of the evaluation or at any time thereafter. Although principals of the Company were present and cooperated during the actual field tests, the design and planning of trip routes, and the selection of sites to be evaluated, the conclusions summarized below were entirely those of Mr. Morris. The principals of the Company had no input in, or prior knowledge of, the areas to be traversed, the known accumulations therein, or the trap types which would be included. Mr. Morris' full report, from which the following summary is derived, is included as an exhibit to this Report.

Mr. Morris' field evaluation of the SFD Technology was conducted in the southern portion of the province of Alberta, Canada. The evaluation involved over 1,000 miles covered by vehicle over a period of 7 days, and 27 hours of recordings of SFD Data. In his evaluation report, Mr. Morris indicated that he designed the trip routes and pool targets to:

     1. Assess the reliability of the SFD Technology in detecting significant oil and gas accumulations;

     2. Determine, on a "blind test" basis, whether the SFD Technology would detect 20 previously known oil and gas pools; and

     3. Test the technology's ability to detect accumulations in a variety of hydrocarbon trap types and reservoirs.

The field tests were directed at Devonian Leduc, Nisku and Wabamun formations; and Mississippian Pekisko and Elkton formations. Oil pools evaluated ranged in size from 6.6 million to 88 million barrels, in place, and from 0.25 to 6 square miles in aerial extent, at depths ranging from 5,200 to 7,300 feet. Gas pools evaluated ranged in size from 25 billion to 1.9 trillion cubic feet of natural gas in place, and from 2 to 112 square miles in aerial extent, at depths ranging from 5,000 to 11,700 feet.

Specifically, the field tests were designed to profile six primary trap types, as described below.

     .    FIGURE 1 illustrates a subcrop or erosional edge trap and is
          --------
          representative of typical Elkton and Pekisko reservoirs evaluated in central Alberta. These traps are profiled by SFD traverses of the Chestermere Elkton oil pool; and the Carstairs and Crossfiled Elkton gas pools.

             [PICTURE OF SUBCROP EDGES AND OUTLIERS APPEARS HERE]

          Figure 1. Subcrop Edges and Outliers


     .    FIGURE 2 is typical of Nisku pools that develop behind the Leduc reef
          --------
          margins in Alberta. These traps are a combination of structural highs and facie changes. SFD traverses of the Wayne-Rosedale and Drumheller Nisku "B" oil pools were included.

           [PICTURE OF DRAPE OVER STRUCTURES OR REEFS APPEARS HERE]

          Figure 2. Drape over Structures of Reefs


     .    FIGURE 3 represents a typical pinnacle reef development in the Leduc
          --------
          and Nisku Formations. SFD traverses of Nisku patch reefs at Mikwan; and Leduc pinnacles at Fenn West are illustrated. At Fenn West the drape of the Nisku formation over the underlying Leduc Pinnacles creates multi-zone pools.

                    [PICTURE OF PINNACLE REEF APPEARS HERE]

          Figure 3. Pinnacle Reef


     .    FIGURE 4 depicts a porosity pinch out and is the type of trap that
          --------
          contains oil in the Nisku Formation at Joffre, and gas in the giant Wabamun pools found in the Crossfield area of Alberta. A traverse of the Crossfield East pool is illustrated.

            [PICTURE OF POROSITY LENSES OR PINCH OUTS APPEARS HERE]

          Figure 4. Porosity Lenses or Pinch Outs


     .    FIGURE 5 illustrates a typical large Devonian atoll in which
          --------
          hydrocarbons are trapped along the updip margins of the reef complex, or in overlying formations that drape over the reef margins creating a structural high. SFD Profiles of the Wimborne Leduc and Nisku oil pools; and West Drumheller Nisku "A" are representative of this type of trap.

           [PICTURE OF LARGE REEF COMPLEXES AND ATOLLS APPEARS HERE]

          Figure 5. Large Reef Complexes and Atolls


     .    FIGURE 6 is a simplified diagram of thrust faulted structural traps
          --------
          that develop along the foothills of the Rocky Mountains. These traps are very complex but can contain significant hydrocarbon accumulations in Mississippian and Devonian reservoirs. A traverse of the Jumping Pound west pool is illustrated.

                    [PICTURE OF THRUST FAULTS APPEARS HERE]

          Figure 6. Thrust Faults

The twelve SFD Profiles included in Mr. Morris' report are summarized in the table below.

                                                             AVG. PAY,                             NUMBER,
                                       OIL/     DEPTH     POROSITY, AREA        PROVEN          DIRECTION OF
SFD PROFILE # POOL NAME                GAS      FEET         (SQ. MI.)        RESERVES(1)         TRAVERSE          SFD ANOMALY
-----------------------              -------  --------  ------------------  -------------      --------------     ---------------
1.  Chestermere Elkton..............  Oil                    Unknown           new pool          2, E to W           Excellent,
                                                                                                 and W to E          repeatable
                                                                                                                    oil signature

2.  Wayne Rosedale D2 "A"...........  Oil     5,800         Up to 65 feet,     new pool          2, E to W           Excellent,
                                                          12% more than 3.5                      and W to E          repeatable
                                                                                                                    oil signature.

3.  Drumheller Nisku B..............  Oil     5,430           31 feet,        36 MMBbls(2)       2, S to N           Excellent
                                                              7.6%, 4.7                          and N to S          repeatable
                                                                                                                    oil signature

4.  Drumheller W Nisku A............  Oil     5,500           46 feet,        63 MMBbls(2)       1, N to S            Excellent
                                                              7%, 6.7                                               oil signature

5.  Carstairs Elkton................  Gas     7,600           Unknown         Est.50 BCF(3)+     1, N to S        Good gas signature
                                                                                 NGLs(4)

6.  Crossfield East, Wabamun........  Gas     8,526           31 feet,         1.3 TCF(5)        1, E to W        Strong repeatable
                                                              7%, 112                            3, N to S          gas signature

7.  Crossfield East, Elkton.........  Gas     7,520           34 feet,         70 BCF(3)         3, N to S           Excellent,
                                                              6%, 3.7        & 6.6 MMBbls(2)                       repeatable gas
                                                                                                                     signature

8.  Mikwan Nisku D2-1...............  Oil     7,000     Area less than 0.25   9 pools up to      1, N to S         Distinctive SFD
                                                                              9 MMBbls(2)                             signature

9.  Fenn West Nisku & Leduc.........  Oil     5,800     Area less than 0.25   9 pools up to       1, N to S          SFD profile
                                                                              9 MMBbls(2)                           questionable,
                                                                                                                   requires further
                                                                                                                     field work

10.  Wimborne Nisku B Leduc.........  Oil     7,300      26, 5%, 6 &         620 BCF(3) &         1, W to E        Excellent gas and

                                                         60, 8%, 24          88 MMBbls(2)                            oil signatures
                                                                                Total

11.  Jumping Pound Area, Rundle.....  Gas     9,400 -    180 feet,           874 BCF(3) &         1, E to W       Strong, repeatable

                                             11,240       8%, 7 &            2.76 TCF(5)                               Signature
                                                         120 feet,
                                                          6%, 30

12.  Gadsby Cretaceous..............  Gas     3,700       24 feet,           15 BCF(2)            1, N to S          Excellent gas
                                                          20-25%,                                                      Signature
                                                        less than 1.5

_____________
(1)  Reserve data derived from Alberta Energy and Utilities Board 1992 Report.

(2)  MMBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

(3)  BCF.  One billion cubic feet.

(4)  NGL.  Natural gas liquid.

(5)  TCF.  One trillion cubic feet of natural gas


SUMMARY OF FINDINGS


The SFD field evaluations were made during three separate trips on September 18, 22 and 28, 1996. The trips were conducted on primary and secondary roads covering a total of 1,000 miles and 27 hours of traverses throughout central Alberta. In his report, Mr. Morris made the following observations:

     . The SFD Technology produced a 95% success rate in identifying known oil and gas accumulations in carbonate reservoirs.

     . Definite anomalous SFD responses were recorded over 19 of the 20 targeted known pools, representing all of the six trap types surveyed.

     . The SFD appears to become more definitive in proportion to the size and quality of the hydrocarbon accumulation.

     . Pools within the boundaries of larger regional hydrocarbon reservoirs were detected, substantiating the ability of the SFD to detect multiple horizon oil and gas accumulations.

     . Oil versus gas accumulations were successfully differentiated as experience was gained in an area.

     . Existing boundaries of fully developed pools were delineated with accuracies approaching several hundred meters.

     . Signal saturation appeared to be cumulative, with decreasing instrument sensitivity during extended use. Multiple traverses from opposing directions must be conducted to minimize this effect.

Brief summaries of Mr. Morris' detailed discussion of each of the twelve SFD Profiles in the report are set forth below.

DISCUSSION OF SFD PROFILES

Each of the 20 pools traversed were selected and profiled for specific reasons, as described in each profile. The traverses were designed to test the response, reliability and repeatability of the SFD Technology to various trap types, pool sizes, reservoir fluids and reservoir quality. In the Crossfield area natural gas is produced from wells that have encountered multiple carbonate horizons. This area was profiled to test for the ability of the SFD Technology to detect smaller pools either above or below a regionally extensive gas bearing carbonate reservoir.

Twelve of the 20 pools traversed in the field evaluation were summarized by Mr. Morris.

SFD PROFILE 1--CHESTERMERE ELKTON.   The Chestermere Elkton pool is a recent
---------------------------------
discovery that produces 36% oil from an Elkton Formation, erosional subcrop edge or outlier. This trap type is shown in Figure 1, and is typical of the majority of Elkton reservoirs that produce oil or gas in southern Alberta.

The Chestermere traverse clearly demonstrated that an erosional edge filled with oil could be detected by the SFD Sensor. The SFD Profile and Mr. Liszicasz' immediate interpretation of a strong oil signature established strong credibility for the SFD Technology. This particular oil pool was traversed twice and was successfully identified in both directions.

SFD PROFILE 2--WAYNE/ROSEDALE NISKU OIL.   The Wayne/Rosedale oil pool was
---------------------------------------
selected as the second pool to be traversed for three reasons. First, the pool is a recent discovery that is being developed with directionally drilled wells from central pads. Second, the pool does not appear to be draped over a Leduc reef margin like other surrounding Nisku pools. The third reason was that the Nisku Formation is a blanket carbonate that extends over hundreds of square miles in this area, and is approximately 100 kilometers from the Chestermere Elkton pool discussed above.

There are no known hydrocarbon accumulations in carbonate pools along the route that was taken between these two pools. Furthermore, the route was designed to remain on the continuous Leduc and Nisku Formation carbonate complex. The purpose was to observe how the SFD Sensor reacted in an area which has not produced any known carbonate pools, but has numerous shallow gas pools and fields. In this situation many weak signals and changes in the SFD recording were observed, but there were no violent or drastic changes similar to the Chestermere Elkton profile.

Due to the nature of the development of the Wayne/Rosedale Nisku Pool, the pool boundaries would not be obvious to the casual observer. Most of the surface equipment is located at central pads with directional that are deviated up to
0.5 miles laterally. Although the terrain is open prairie, the rolling land also obscures any vision of the limited surface equipment as the pool is approached.

There was no prior warming to the operators of the SFD that a significant oil pool was being approached. At the south western margin of the pool the SFD Sensor produced a strong anomalous reading, which continued until 300 meters past the most northeastern wells in the pool. Dramatic variations in the amplitude of the signal were also observed, which appeared to indicate changes in the reservoir quality, pay thickness or continuity.

The Wayne/Rosedale Nisku oil pool was profiled on two separate traverses from opposing directions. Both traverses recorded powerful SFD signatures, and support the ability of the SFD Sensor to detect localized hydrocarbon accumulations within regionally extensive carbonate banks.

SFD PROFILE 3--DRUMHELLER NISKU "B" POOL.   The Drumheller Nisku "B" oil pool is
----------------------------------------
approximately 7 miles north of the Wayne/Rosedale Nisku pool, and was discovered in 1961. It is important to note that 34 years elapsed before the next major Nisku oil pool was discovered, although the second oil pool is only 7 miles to the south of the original pool.

The Drumheller Nisku "B" pool is formed by a combination of drape along the underlying Leduc carbonate bank margin, structural highs and patch reef development. This is similar to the trap shown in Figure 2, but with elements of the traps shown in Figure 5. This pool is thought to be very similar to the Wayne/Rosedale pool described above. A traverse across this pool was done to observe how the SFD Sensor would profile a very complex reservoir. The Drumheller Nisku "B" pool is well known for being heterogeneous in geographic as well as reservoir development. Especially along its eastern flank, oil wells that produce hundreds of thousands of barrels of oil can be offset by 200 meters and encounter water filled reservoir.

The SFD Profile of this pool was very abrupt with sharp boundaries. The full meaning of this signature would require detailed waveform analysis and comprehensive study of future surveys. However, there is no doubt that the SFD Sensor reacted very dramatically when traversing this pool.

SFD PROFILE 4--WEST DRUMHELLER NISKU "A."   The West Drumheller Nisku "A" pool
-----------------------------------------
is located 5 kilometers west of the Drumheller Nisku "B" pool discussed above. This pool is typical of the trap type illustrated in Figure 5. The trap was created by drape over the underlying margin of the Leduc carbonate complex. In portions of the pool, both the Leduc and Nisku Formations contain oil. This pool was traversed in order to compare its SFD Profile with that of the more irregularly shaped and heterogeneous Drumheller Nisku "B" pool discussed immediately above. The SFD Profiles of the two pools displayed dramatically different SFD signatures, even though they produce from the same formation and are only 5 kilometers apart. However, the SFD Sensor produced strong anomalous readings over both pools.

SFD PROFILE 5--CARSTAIRS ELKTON.   The Carstairs Elkton Gas pool was discovered
-------------------------------
in September of 1995. The pool is typical of the trap type illustrated in Figure 1, and is essentially the same type as the Chestermere pool, except Carstairs is a gas and natural gas liquids pool.

The Carstairs pool was originally discovered using a combination of 2-D seismic and subsurface geological information from surrounding well bores. The original 2-D seismic interpretation indicated that there was a potential erosional remnant of the Elkton formation that had not been previously drilled. The Elkton Formation to the west of Carstairs had been producing natural gas for over 35 years. The seismic over the prospect was tied to the older Elkton "A" gas pool and surrounding wells that had not encountered the Elkton reservoir. Subsequent reprocessing of a key seismic line over the prospect indicated that the proposed exploration well would not encounter any Elkton Formation, and would likely result in a dry hole. The reprocessed seismic data was ultimately ignored and the prospect was drilled based upon the original interpretation.
The well is currently producing 20-25 MMCF and 1000 Bbls of NGL per day.

The key lesson in the above history is that seismic does not provide a unique interpretation of the subsurface. After fifty plus years of development, the geophysical industry is still learning how to acquire, process and interpret seismic data. Furthermore, only in very specific circumstances can seismic make any indication of the type of reservoir fluids.

The purpose of the SFD traverse was three-fold: (i) to compare the signature with that of the Chestermere oil discovery (SFD Profile 1); (ii) to determine if the SFD could detect relatively small carbonate gas pools; and (iii) to examine the potential size of the Carstairs discovery. The SFD Profile of the Carstairs Elkton pool clearly produced a strong anomalous reading. North and south boundaries of the pool were well defined by the SFD. The profile was similar in character to that of Chestermere Elkton (SFD Profile 1), except the profile was much "tighter," indicating gas as opposed to oil.

SFD PROFILE 6--CROSSFIELD EAST WABAMUN.   Crossfield in Alberta is famous for
--------------------------------------
the giant Wabamun and Elkton formation gas pools that have been producing in this area since the later 1950s. The Wabamun Crossfield member reservoir is a porous dolomite, sandwiched between tight limestone and sealed up dip by anhydrite and salts. The trap type is illustrated in Figure 4.

The traverse of this reservoir was designed to determine if the SFD Technology could detect pools that did not have a significant structural component, or a major change in reservoir thickness that controlled the development of the reservoir. The blanket-like nature of the Crossfield reservoir, and the tremendous aerial extent, would also indicate to what degree "saturation" (or extended use) of the SFD can become a factor in the effectiveness of the device. Finally, the Crossfield east pool has several overlying Elkton pools that are completely enclosed within the boundaries of the Wabamun pool. This would allow an opportunity to observe SFD signatures over multi-formation carbonate pools.

The SFD Profile for this reservoir reflected the following:

     1.   Elevated base level of the overall SFD Profile;

     2.   Sharp increases in amplitude across known Elkton accumulations;

     3. Oil (as opposed to gas) signals observed across shallower Cretaceous oil pools; and

     4. Significant drops in the SFD signal amplitude in areas where the Crossfield member of the Wabamun is known to be tight and non-productive.

The results of three traverses of the Crossfield area all showed SFD Anomalies, verifying the repeatability of an SFD Anomaly signature. They also substantiated the ability of the SFD Technology to detect multiple zone pools and their boundaries with a high degree of accuracy and repeatability, in areas where regionally extensive hydrocarbon reservoirs are known to exist.

SFD PROFILE 7--CROSSFIELD EAST ELKTON "A."   The Crossfield East Elkton "A"
----------------------------------------
profile was a part of the Crossfield East Wabamun (SFD Profile 6). The Crossfield SFD Profile was included to examine the type of SFD signature that would be obtained from a pool within a pool. The pool is an Elkton formation outlier that is typical of the trap type shown in Figure 1. The Elkton "A" pool traverse is important because it demonstrates the ability of the SFD Sensor to detect smaller pools within the boundaries of larger pools. The SFD Sensor recorded an abrupt increase in readings on entering the Elkton "A" pool, despite the elevated background levels of the underlying Wabamun reservoir. The change in signal strength closely matched the proven limits of the pool. This ability to detect the Elkton "A" pool was demonstrated on three separate field excursions. These observations indicate that the SFD Technology could be used to detect "sweet spots" within regional reservoirs, by matching SFD signal characteristics with detailed mapping of known reservoir production information.

SFD PROFILE 8--MIKWAN NISKU.   The Mikwan Nisku D2-1 pool was traversed to
---------------------------
determine whether small patch reefs could be detected with the SFD Technology. The reservoir trap type is illustrated in Figure 3. The Mikwan Nisku D2-1 is a single well pool with less than 160 acres of aerial extent. The patch reefs are encased in a tight anhydrite off reef facies that provides the lateral and vertical seals. Although these pools are small, they are very prolific producers. Historically, these pools have been very difficult to detect, even with 3-D seismic technology. SFD Profile 8 illustrated an SFD signature that was recorded approximately 300 feet west of the producing well on a north to south traverse. The SFD signature showed an abrupt increase in amplitude and activity at that location.

SFD PROFILE 9--FEN WEST NISKU AND LEDUC.   The Fen West area has several
---------------------------------------
prolific Leduc pinnacle reefs that were discovered in the early 1980s. After the initial discovery the area was the target of intense exploration efforts by the oil and gas industry. However, the reefs proved to be a difficult and expensive target. This was primarily due to the small aerial size of the pools. Figure 3 is a diagram typical of pinnacle reef traps. The reefs are usually less than 320 acres (approximately 0.5 square miles) in size, and several are believed to be less than 35 acres in size. Despite the small aerial extent, such pools can hold significant oil reserves with larger reefs capable of producing several million barrels of oil. Historically, locating reefs without having to shoot large grids of closely spaced 2-D or 3-D seismic surveys has not been possible. Therefore, the purpose of the traverses in the Fenn West area were to determine whether the SFD could detect these small target reefs.

Several producing Leduc reefs were traversed during the field evaluations. The results were mixed and further work would be required before a conclusion could be reached as to the validity of SFD sampling for this type of trap. SFD Profile 9 did not record any signals across an area that has three known Leduc pinnacles within 1.5 square miles. However, closer inspection revealed that three wells were directionally drilled virtually directly under the road that was used to traverse the area. Two of these wells were dry holes and the third did not produce enough oil to justify the cost of drilling. This profile raised many questions, especially after the success encountered in detecting equally small Nisku patch reefs in the Mikwan (SFD Profile 8). It should be noted that this was the only planned SFD traverse of a known hydrocarbon pool that did not record an SFD Anomaly.

SFD PROFILE 10--WIMBORNE LEDUC AND NISKU.   The Wimborne Leduc and Nisku pools
---------------------------------------
were selected to test the lateral resolution of the SFD signals. These two pools represent the trap type illustrated in Figure 5. They are situated along the updip margin of the Leduc reef complex, which covers several hundred square miles. These pools are different in fluid composition, in that the Leduc reservoir has a substantial associated gas column (45 feet) above a relatively thinner oil column (15 feet); while the Nisku D2-A pool does not have an associated gas column.

During the traverse of the Nisku pool the SFD Sensor correctly identified the Nisku as an oil pool, and the limits of the pool were very precisely defined in the profile. As the Leduc pool was traversed Mr. Liszicasz correctly identified the limits of the pool, and also made remarks regarding the signal that indicated a much more "gassy" reservoir. These remarks were made without any prior knowledge of either the producing zone or the fluid type. The results of this traverse indicate that SFD profiling can identify separate hydrocarbons within a given reservoir.

SFD PROFILE 11--JUMPING POUND WEST RUNDLE.   The Jumping Pound and Jumping Pound
-----------------------------------------
West pools are giant gas reservoirs found along the eastern margin of the Rocky Mountains. The pools are contained in traps similar to Figure 6, although this is an extremely simplified representation of these complex traps. The geology of these pools is very complex due to the thrust faulting that created the traps. The reservoir and surrounding formations are often inclined at steep angles, or tightly folded, which makes seismic imaging of these reservoirs extremely difficult. Thrust faulting creates fractures and fault planes that can enhance the productivity of the reservoir, but which also scatter seismic reflections.

These pools were selected for two reasons. First, to evaluate the ability of the SFD Sensor to detect hydrocarbons in purely structural traps. Second, to evaluate the horizontal resolution of the SFD in heavily structured areas. The later would provide clues as to whether the SFD Sensor would detect the pools at the surface expression of the thrust faults, or actually above the underlying pool.

For this test the SFD Sensor was calibrated to acquire only high energy signals. This was due to the SFD Sensor's propensity to react to strong faulting in the region. During the traverse recorded the SFD recorded strong anomalous signatures directly above the Jumping Pound and Jumping Pound West pools. Both of the SFD signatures were comparable in character, but the larger Jumping Pound West anomaly was stronger and wider than the signature of the smaller Jumping Pound pool.

These pools were traversed on three separate road trips with anomalous signatures recorded each time. These signatures indicated that the SFD not only detects hydrocarbon reservoirs, but inferences can indicate the relative size of two adjacent anomalies. These findings indicate that examination of the magnitude of two proximate SFD signatures could allow geologists to place a relative ranking on the size of separate prospects.

SFD PROFILE 12--GADSBY CRETACEOUS GAS.   Although the field evaluations of the
-------------------------------------
SFD were targeted at carbonate reservoirs in central Alberta, many Cretaceous age oil and gas pools were traversed during the miles of surveys. Most of these pools were shallow gas pools (at less than 1,500-2,000 feet). However, several significant SFD Anomalies were encountered and clearly recorded over Cretaceous age clastic reservoirs. These reservoirs had one common characteristic--they have all produced abnormally high volumes of gas in comparison to surrounding wells. Although the SFD Technology recorded anomalies over these reservoirs, more in-depth study would be required before any detailed conclusions could be drawn regarding the technology's effectiveness in analyzing classic reservoirs.

FIELD EVALUATION BY ENCAL ENERGY LTD.

As discussed below, Encal Energy conducted certain field evaluations of the SFD Survey System for the purpose of comparing SFD survey predictions with known reserves, drilling or testing results. Encal Energy's observations from these field evaluations are summarized by the Company below. Encal Energy's full report and qualifications, from which the following summary is derived, is included as an exhibit to this Report.

BACKGROUND

As noted above, Encal Energy is an intermediate oil and gas exploration and production company based in Calgary, Alberta, Canada. The Company's relationship with Encal Energy began on December 13, 1996, when the Company and Encal Energy entered into their initial joint venture agreement. The primary purpose of the initial agreement was to field test the SFD Technology. In September of 1997 the Company and Encal Energy entered into the Encal Energy Agreement, which provides for the worldwide exploration, development and subsequent production of petroleum substances through the utilization of the SFD Technology by the Company and Encal Energy. (See "Business--Joint Venture and Survey Agreements--The Encal Energy Exploration Joint Venture Agreement" below).

Under the initial agreement, in December 1996 the Company acquired several hundred miles of SFD Data in Southern Alberta. Encal Energy personnel were not present during the recording of this data. After interpretation by the Company, the SFD Data was shown to the Encal Energy staff with the location of SFD Anomalies marked on topographic maps.

By July 1997, the Company redesigned the SFD Survey System for airborne surveying by, among other things, incorporating a global positioning system into the data acquisition system. Between August and October of 1997, approximately 8,300 miles of airborne SFD Data was acquired by the Company for Encal Energy during 22 test flights throughout Alberta and British Columbia. An Encal Energy geologist was present on the aircraft and witnessed the recording of SFD Data for most of these flights.

GENERAL OBSERVATIONS

Encal Energy geologists made the following observations concerning SFD output and interpretation:

     . Man made electromagnetic conductors such as power lines, pipelines, railroads or well casings generally do not correlate with SFD Anomalies.

     . Known geologic faults, major stratigraphic changes and known oil and gas pools each generally had an SFD Anomaly associated with them.

     . The type of SFD Anomalies observed over gas fields appears to be different than the anomalies observed over oil fields.

     . Larger oil and gas pools have more obvious SFD Anomalies associated with them than smaller oil and gas pools.

     . By carefully examining the SFD Profiles within an oil or gas field, the Company personnel could, in some cases, accurately predict the location of the better wells within that field.

Observations by Encal Energy geologists were made in three contexts:

     1.  Pool Identification by the SFD Technology;

     2.  Seismic Evaluations of SFD Anomalies; and

     3.  Well Predictions by the SFD Technology

POOL IDENTIFICATION BY THE SFD TECHNOLOGY

Encal Energy designed a series of SFD survey flights for the purpose of evaluating the response of the SFD Sensor to existing oil and gas pools. The following statistics reflect preliminary interpretations that the Company provided for nine SFD survey flights conducted over Central Alberta during August of 1997.

     . A total of 192 "pool crossings" were tabulated from the 9 test flights. A "pool crossing" occurs when a flight line passes within 500 meters of a producing well or group of wells in the same pool. Pool designations were provided by the Alberta Energy Utilities Board
          (AEUB).

     . 129 of the pool crossings included in the SFD surveys were analyzed and interpreted by Company personnel.

     . SFD Anomalies were identified by the Company on 67% of the 129 single line pool crossings.

     . 23 pools had more than one crossing. In these multiple crossing cases, the Company identified SFD Anomalies consistent with the crossings 75% of the time.

     . The AEUB pool reserve data was reviewed for 64 different pools for which the Company had interpreted the SFD flyovers. This analysis showed that larger reserve pools were more likely to produce SFD Anomalies than smaller reserve pools. Within this segment, 91% of pools with more than 5 million barrels or 50 BCF in-place produced SFD Anomalies, and 63% of pools with less than 5 million barrels or 50 BCF in-place produced SFD Anomalies.

SEISMIC CONFIRMATIONS OF SFD ANOMALIES

Encal Energy acquired, reviewed and completed the interpretation of seismic data for the purpose of evaluating 9 different undrilled SFD Anomalies. For 8 of these 9 SFD Anomalies, the location of changes in seismic amplitude or time structure corresponded to the geographic location of the SFD Anomalies. For the remaining SFD Anomaly, no seismic anomaly was mapped, however, the Company also classified this SFD Anomaly as being weak. It should be noted that the occurrence of a seismic amplitude or time structure anomaly does not necessarily confirm or imply the presence of commercial hydrocarbons in the subsurface.

WELL PREDICTIONS BY THE SFD TECHNOLOGY

During the late summer of 1997, Encal Energy drilled and evaluated three wells over which the Company had previously conducted airborne SFD surveys, and interpreted the results of such surveys. All three wells were located in the Western Canadian Sedimentary Basin, and all three well locations were selected for drilling independently by Encal Energy's technical staff based on conventional geological and geophysical data and interpretations. These wells were selected for drilling prior to any SFD surveys being conducted. Prior to the time that each well reached its primary target, the Company's predictions regarding the outcome of these three wells were communicated verbally by Mr. George Liszicasz to Encal Energy, and in writing to Gilbert Laustsen Jung Associates Ltd., an independent engineering firm hired to review the process.

The three wells, the Company's outcome predictions, and the actual drilling results were as follows:

     1.   WELL #1 WEST CENTRAL ALBERTA was drilled between August 24 and
          ----------------------------
          September 15, 1997, to 2,978 meters in the Devonian Beaverhill Lake Formation. This well was targeting a seismically defined Leduc Formation pinnacle reef buildup, and was expected to discover light conventional crude within this interval. SFD survey data was acquired over the location on five separate flights flown between August 2 and August 22, 1997. Based on interpretations of the SFD surveys, Mr. Liszicasz predicted that "no structures and no economic hydrocarbons would be encountered in this well."

          THE WELL RESULTS CONFIRM THIS PREDICTION. A Leduc reef buildup was not
          ----------------------------------------
          found, and no other potentially commercial hydrocarbon zones were identified from borehole information. No drillstem or production testing was performed on this well, and the well was declared dry and abandoned

     2.   WELL #2 WEST CENTRAL ALBERTA was drilled between August 26 and
          ----------------------------
          September 27, 1997, to 3,375 meters in the Devonian Winterburn Formation. This well was targeting a seismically defined Wabamun stratigraphic porosity development, and was expected to discover natural gas within this porosity interval. SFD survey data was acquired over the location on three separate flights flown between August 19 and August 23, 1997. Based on interpretations of the SFD surveys, Mr. Liszicasz predicted that "the Wabamun interval would be dry, but that a shallower zone would produce hydrocarbons at a gross rate not exceeding 2 million cubic feet per day."

          THE WELL RESULTS CONFIRM THIS PREDICTION. The well failed to encounter
          ----------------------------------------
          any significant porosity development within the Wabmun Formation, and the lower portion of this wellbore was declared dry and abandoned. However, the well did encounter a significant hydrocarbon show in the Cardium Formation, at an approximate drilling depth of 1,925 meters. This zone was subsequently completed, fractured and production tested to yield conventional light oil at an initial rate of 75 barrels per day. During December of 1997, the well produced clean oil at a gross average rate of 30 barrels per day. No other zones in this well are considered capable of commercial hydrocarbon production.

     3.   WELL #3 WEST CENTRAL ALBERTA was drilled between September 11 and
          ----------------------------
          September 27, 1997, to 1,965 meters in the Lea Park Formation. This well was targeting a basal Belly River Formation sandstone reservoir, and was expected to discover natural gas within this interval. SFD survey data was acquired over the location on two separate flights on September 20, 1997. Mr. Liszicasz predicted that "this well would not be a commercially viable new hydrocarbon discovery."

          THE WELL RESULTS CONFIRM THIS PREDICTION. The basal Belly River sand
          ----------------------------------------
          was not well developed, and therefore did not warrant completion or testing. However, the well did encounter a well-developed upper Belly River sand. This sand was perforated, but produced only water on production tests. Therefore, the Belly River interval was declared non-commercial, and the well was suspended. No other zones in this well are considered capable of commercial hydrocarbon production.

The observations of Encal Energy personnel were confirmed to the Company in writing in May of 1998.

FIELD EVALUATION BY CAMWEST LIMITED PARTNERSHIP

In December of 1997, CamWest Exploration's predecessor, CamWest LP, conducted "blind" airborne tests of the SFD Technology over 14 oil and gas fields in southeastern Alberta and the adjacent portion of northwestern Montana. The fields traversed, and their respective reservoir types, trap types, approximate sizes and SFD responses are summarized below. CamWest LP's full report, from which the following summary is derived, is included as an exhibit to this Report.

                 Reservoir                                                        Gas
 #    Field        System           Trap Type     Oil/Gas   Oil Reserves(1)    Reserves(2)      SFD Response(3)
---  -------   ------------       -------------   -------   ---------------   -------------    ----------------
1     A        Cretaceous         Stratigraphic   Oil/Gas   1.1 MMBO(4)       59.7 BCF(4)      Offset, Anomaly

2     B        Devonian           Structural      Oil/Gas   3.1 MMBO(4)       35.2 BCF(4)      Offset, Anomaly

3     C        Devonian           Structural      Oil       5.7 MMBO(4)                        Offset, Anomaly

4     D        Devonian           Structural      Oil       9.6 MMBO(4)                        Offset, Fault, Anomaly

5     E        Cretaceous         Stratigraphic   Oil/Gas   *1 MBO(4)         6.2 BCF(4)       Offset, Anomaly

6     F        Cretaceous         Stratigraphic   Oil       *1 MMBO(4)                         Offset, Anomaly

7     G        Cretaceous         Stratigraphic   Oil       3.9 MMBO(4)                        None (while turning)

8     H        Cretaceous         Stratigraphic   Oil/Gas   3.9 MMBO(4)       1.8 BCF(4)       Offset, Anomaly?

9     I        Mississippian/     Structural      Oil       Subpart of J                       None
               Cretaceous

10    J        Mississippian/     Combined        Oil       167.6 MMBO(5)                      Offset, Anomaly
               Cretaceous

      K        Cretaceous         Stratigraphic   Oil       Subpart of J                       Anomaly

      P        Cretaceous         Stratigraphic   Oil       Crossing of J                      Offset, Anomaly

11    L        Mississippian      Structural      Oil       27.3 MMBO(5)                       Offset, Anomaly

12    M        Cretaceous         Structural      Oil       *1 MMBO(5)                         Offset, Anomaly

13    N        Devonian           Stratigraphic   Oil/Gas   *1 MMBO(5)                         Offset, Anomaly

14    O        Mississippian      Structural      Oil/Gas   80.8 MMBO(5)                       Offset, Anomaly

*  less than

__________________________
(1)  MMBO One million barrels of crude oil or other liquid hydrocarbons.
(2)  BCF. One billion cubic feet.
(3) The term "offset" means that the SFD Technology successfully identified the structural beginning of a field.
(4)  Reserve data derived from the Alberta Energy and Utilities Board 1996
     Report
(5) Reserve data derived from the Montana Oil and Gas Conversation Division 1996 Report.

CamWest LP concluded (i) that the SFD Technology had accurately identified 85% of the known oil and gas fields traversed; and (ii) that the remaining 15% of the known fields not detected by the SFD Technology involved fields with reserves of less than four million barrels. Based on the field evaluations and subsequent meeting with the principals of the Company, CamWest LP entered a Joint Exploration and Development Agreement with the Company in April of 1998.

REVIEW BY GILBERT LAUSTSEN JUNG ASSOCIATES LTD.

In June, 1997, the Company engaged Gilbert Laustsen Jung Associates Ltd. ("Gilbert Laustsen"), a petroleum consulting firm located in Calgary, Alberta, to provide independent observation and documentation of certain exploration and evaluation activities conducted by the Company on behalf of Renaissance Energy and Encal Energy utilizing the SFD Survey System. Renaissance Energy's full report, from which the following summary is derived, is included as an exhibit to this Report.

Gilbert Laustsen's activities were conducted with respect to (i) a general survey conducted for Renaissance Energy over a large area of Southwest Saskatchewan, and (ii) specific surveys of several exploration well locations in Alberta previously identified by Encal Energy and Renaissance Energy utilizing conventional methods. Gilbert Laustsen's two areas of focus as set forth in its report were (1) to observe and document the process involved in survey design, collection of data, analysis of data and identification and ranking of SFD Anomalies, and (2) to observe and document the Company's pre-drill predictions and subsequent post-drill results. Of the prospects evaluated by the Company, Renaissance Energy and Encal Energy selected 12 for drilling. After completion of drilling, Gilbert Laustsen concluded in its report that "The drill results of the twelve wells are consistent with the predictions resulting from SFD surveys in the primary zone of interest."

Renaissance Energy's observations with respect to the noted activities are as follows:

SASKATCHEWAN SURVEY CONDUCTED FOR RENAISSANCE ENERGY

From April to May, 1997, the Company conducted a ground-based survey in Southwest Saskatchewan pursuant to which the Company identified 38 SFD Anomalies on lands selected by Renaissance Energy for evaluation and drilling. These SFD surveys were conducted from the Company's vehicle and were therefore restricted to roadways. Renaissance Energy selected five of these prospects as drilling sites.

Following the development of the Company's airborne SFD survey capability, which permitted the actual well location to be directly surveyed and provide a better definition of the areal extent and quality of an SFD Anomaly, the Company resurveyed the five selected drilling sites (Wells #1 through #5) in August and September 1997, and ranked these locations as marginal with low probability of commercial viability. Upon conclusion of its drilling, Renaissance Energy disclosed that four of the five wells were dry, and that while the fifth well tested some heavy oil, it was suspended as not being capable of commercial production.

The Company's specific observations with respect to Wells #1 through #5 based upon its airborne surveys, and Renaissance Energy's specific drilling results with respect to these prospects, are set forth below. Note that the Company rates SFD Anomalies on a scale of 1 through 10, which represents the sum of an "A" rating of between 1 and 5 indicating the structural size and strength of an SFD Anomaly, and a "CV" rating of between 1 and 5 indicating the commercial viability of a prospect. The Company states that if an A or CV rating of an SFD Anomaly is below 2, neither the existence of a hydrocarbon-bearing structure nor the type of hydrocarbon can be reliably determined. The Company further states that it will not participate in any well which has a combined rating of less than 7 out of 10, or an A rating below 3.5, or a CV rating below 3.5.

     1.   COMPANY PREDICTION FOR RENAISSANCE ENERGY WELLS #1 AND #2
          ---------------------------------------------------------
          (SASKATCHEWAN): Two SFD survey flights flown over Well #1 and Well #2
          --------------
          on August 30, 1997 indicated an SFD anomaly at these locations, however, the Company indicated that the best part of the anomaly was east of Well #1. Two additional flights flown on September 11, 1997 were designed to cross the location of Well #2 and a road anomaly. The results of these two flights were similar, with the SFD data indicating a structural change at the well location and under the road. The SFD signal did not indicate a hydrocarbon accumulation in commercial quantities. The Company rated the Well #1 location a 4.5 out of 10 (A=2.5, CV=2.0), and the Well #2 location 3.5 out of 10 (A=2.0, CV=1.5).

          RESULTS FOR WELL #1: After testing heavy oil in the target Basal
          -------------------
          Mannville channel sand, the well was suspended by Renaissance Energy on the basis of not being capable of commercial production.

          RESULTS FOR WELL #2:  This well was declared dry and abandoned by
          -------------------
          Renaissance Energy. The target Basal Mannville sand was developed, but tight.

     2.   COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #3 (SASKATCHEWAN): Only
          ----------------------------------------------------------------
          the Company's second SFD survey flight on September 11, 1997 over the Well #3 location provided meaningful SFD data. The SFD survey indicated that there definitely was an anomaly at the location. The SFD indicated a fault to the southeast of the location, and that the road anomaly appeared to be part of the fault. Fault related anomalies were identified continuously to an offsetting dryhole to the northwest. The Company believed the structure looked like a channel. Low quality hydrocarbon signals were indicated at the anomalies. The Company rated the Well #3 location 3 out of 10 (A=2, CV=1).

          RESULTS FOR WELL #3: The well was drilled to the Devonian Birdbear
          -------------------
          Formation and was found by Renaissance Energy to be dry and abandoned. The target Basal Mannville channel and the Birdbear Formations were interpreted to be wet on logs. No tests were run in the well.

     4.   COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #4 (SASKATCHEWAN):  Two
          ----------------------------------------------------------------
          flights were made over the Well #4 location and a road defined anomaly on September 11, 1997. No anomaly was detected on the first flight. The SFD data indicated a structural change at the location; however, the SFD signal indicating the presence of a reservoir had poor response at the location. The Company therefore determined that the anomaly at the drill site would not be commercially viable. The Company believed the original SFD signals at the road anomaly to be related to faulting. The Company's rating for this location was 3.5 out of 10 (A=2.5, CV=1.0).

          RESULTS FOR WELL #4:  Well #4 was found by Renaissance Energy to be
          -------------------
          dry and abandoned. The target Basal Mannville channel sand was developed at this location, but was interpreted from well log data to be wet. No tests were run in the well.

     5.   COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #5 (SASKATCHEWAN): Two
          ----------------------------------------------------------------
          flights were made over the Well #5 location on August 30, 1997. SFD signals at the location did not provide a good hydrocarbon response; however, the signals did confirm the existence of a structural anomaly. Two additional flights made over the location September 11, 1997 confirmed the presence of a structural anomaly with poor hydrocarbon signals at the location. The Company stated that the commercial viability of this location was low, and interpreted the road anomaly to be a better hydrocarbon anomaly than the well location. A stronger hydrocarbon anomaly was also identified a half mile to the northeast of the drill location. The Company's rating for this location was 3.75 out of 10 (A=2.25, CV=1.5).

          RESULTS FOR WELL #5: This location was drilled to test the Devonian
          -------------------
          Birdbear Formation. The well was found by Renaissance Energy to be dry and abandoned. The Birdbear was found wet based on well log interpretation and the uphole section appeared to be tight or wet on logs. No tests were run in the well.

ALBERTA SURVEYS CONDUCTED FOR ENCAL ENERGY AND RENAISSANCE ENERGY

As part of Encal Energy's and Renaissance Energy's evaluation of the SFD Technology, the Company was requested by Encal Energy and Renaissance Energy to make predictions from SFD surveys with respect to 7 well locations, 3 for Encal Energy and 4 for Renaissance Energy. The well locations were all located in the Western Canada Sedimentary Basin and were selected by Encal Energy or Renaissance Energy technical staff based on conventional geological and geophysical data and interpretations. The 3 Encal Energy wells were the same wells discussed in Encal Energy's report previously discussed (see "Business-- Field Evaluation by the Company and Encal Energy Ltd." above). Essentially all test flight lines were designed and witnessed during flights by Encal Energy or Renaissance Energy personnel. The Company's SFD analysis indicated that none of the 7 locations were likely to be commercially viable in the zone of primary interest. Drilling results confirmed the Company's predictions, and the primary zone of interest in each well was abandoned. Certain of the wells are producing from a secondary target.

The Company's specific observations with respect to the seven locations based upon its airborne surveys, and Encal Energy's and Renaissance Energy's specific drilling results with respect to these locations, are set forth below.

     1.   COMPANY PREDICTION FOR ENCAL ENERGY WELL #1 (WEST CENTRAL ALBERTA):
          ------------------------------------------------------------------
          Encal Energy Well #1 was drilled between August 24 and September 15, 1997 to a depth of 2,978 meters in the Devonian age Beaverhill Lake Group. The well selection was based on local geology and seismic interpretation and targeted a Leduc pinnacle reef buildup off the main Leduc reef in the area. The zone was expected by

          Encal Energy to contain light conventional crude oil. The Company conducted three ground surveys and crossed the location five times on four separate flights. The Company used two locations as templates in evaluating the location (one was a good Leduc pinnacle pool and the other a poor Leduc pinnacle pool). Only one survey had a slight SFD signal at the Encal Energy #1 location, which showed no structural buildup or hydrocarbon signal. Therefore the Company concluded this well would not be successful.

          RESULTS FOR WELL #1:  Drill results indicated a Leduc reef was not
          -------------------
          developed at this location, and no other potentially commercial hydrocarbon zones were identified from borehole information. No tests were performed on the well, and Encal Energy declared the well dry and abandoned the location.

     2.   COMPANY PREDICTION FOR ENCAL ENERGY WELL #2 (WEST CENTRAL ALBERTA):
          ------------------------------------------------------------------
          Encal Energy Well #2 was drilled between August 26 and September 27, 1997 to a depth of 3,375 meters in the Devonian Winterburn Formation. The well was targeting a Wabamun stratigraphic porosity development that was evaluated by seismic. The well was expected to discover gas within the porous interval. The Company conducted airborne surveys over this location in early August 1997, both before the well was spudded and also while it was being drilled. The Company interpreted the well to be in a flank position, and concluded that the well would not be economic in the target zone. The Company did identify the possibility of a small shallower pool, capable of production but not in large quantities.

          RESULTS FOR WELL #2: The well did not encounter any significant
          -------------------
          porosity development in the Wabamun and the deeper portion of the well was abandoned. A significant hydrocarbon show was encountered in the Cardium Formation in this well. The Cardium was completed, fractured and production tested at an initial production rate of 75 barrels of oil per day. During December 1997, the zone produced at an average rate of 30 barrels of oil per day. No other zones in the well are considered capable of commercial production. Cardium reserves appear to be relatively low and the well is not considered to have resulted in a commercial discovery.

     1.   COMPANY PREDICTION FOR ENCAL ENERGY WELL #3 (WEST CENTRAL ALBERTA):
          ------------------------------------------------------------------
          Encal Energy Well #3 was drilled between September 11 and September 27, 1997 to a depth of 1,965 meters in the Lea Park Formation based on seismic. The well was targeting natural gas in the Basal Belly River sandstone. The location has an offsetting well which was interpreted to have by-passed pay in the target zone. A single airborne survey was conducted over this location on September 20, 1997. The Company reported SFD data from this flight was poor, but suggested the well would not be commercially viable.

          RESULTS FOR WELL #3:  The Basal Belly River sandstone was not well
          -------------------
          developed, and therefore was not tested or completed. The well encountered a developed upper Belly River sandstone which was perforated but produced only water on production testing. The well has been suspended by Encal Energy and no other zones in the well are considered capable of commercial production.

     4.   COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #1 (EAST CENTRAL
          ---------------------------------------------------------------
          ALBERTA): Renaissance Energy Well #1 was drilled as a development well
          --------
          between July 9 and July 20, 1997 to a depth of 1,950 meters. The well targeted a Devonian age Nisku Formation pinnacle reed buildup. The Company surveyed this location from a vehicle while the well was being drilled. Ratings assigned to this location by the Company were based upon SFD signals acquired on the road (not at the wellsite) and two traverses of the well location itself. At this time the Company did not have airborne survey capability, therefore the exact drilling location was not surveyed. The Company stated that two anomalies are present, one structure upon the other. The Company also reported that the SFD survey indicated hydrocarbons at the well, but not in commercial quantities. The anomaly at the wellsite appeared tighter in the target zone and with a less intense hydrocarbon signal than possible locations to the south and west. The Company rated the location 5.5 out of 10 (A=3, CV=2.5).

          RESULTS FOR WELL #1: The Nisku was developed at the location but
          -------------------
          appears tight on logs. No tests were performed over the target zone and the deeper portion of the well was abandoned. The well did encounter a gas-bearing Mannville sand. Renaissance Energy indicated that it has been unable to fully test the zone, but believes it to be capable of producing at commercial rates. The well is currently classified by Renaissance Energy as standing.

  5. COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #2 (NORTHWEST ALBERTA):
     --------------------------------------------------------------------
     Renaissance Energy Well #2 was spudded February 14, 1997 and drilled to a depth of 2,275 meters into the Devonian Muskeg Formation. The well targeted the Devonian age Slave Point Formation, and is adjacent to a known Slave Point pool. Airborne surveys of this location were conducted on September 24 and September 25, 1997, however, the well was still confidential at that time. The Company's SFD survey indicated that the well was structurally separate from the Slave Point A Pool, and that the SFD porosity signal recorded at the well site was from a new zone. The Company indicated that any production from this new zone would be minimal. The Company rated this well 4 out of 10 (A=2, CV=2).

     RESULTS FOR WELL #2:  The well did not encounter any porosity development
     -------------------
     in the Slave Point. No tests were reported for Slave Point or in any uphole horizons.

  6. COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #3 (NORTHWEST ALBERTA):
     --------------------------------------------------------------------
     Renaissance Energy Well #3 was drilled between February 21 and March 22, 1997 to a depth of 2,607 meters as a Slave Point gas test. Airborne surveys of this location were conducted on September 24 and September 25, 1997, however, the well was still confidential at that time. The Company's SFD survey indicated a small structural anomaly and the Company stated that the well would not be commercially viable. The Company rated this well 3 out of 10 (A=2, CV=1).

     RESULTS FOR WELL #3:  No porosity was encountered in the Slave Point
     -------------------
     Formation, and no other potential commercial hydrocarbon zones were identified from borehole information. No tests were performed on the well and the well was plugged and abandoned.

  7. COMPANY PREDICTION FOR RENAISSANCE ENERGY WELL #4 (NORTHWEST ALBERTA):
     --------------------------------------------------------------------
     Renaissance Energy Well #4 was spudded in August 1994. This well targeted the Devonian Slave Point Formation. The Company surveyed this location on September 24 and September 25, 1997. When asked to comment on this location, the Company stated that there may be a small structure at the location, but that the SFD did not indicate the presence of hydrocarbons in the Slave Point Formation. The Company's review for this location was not considered a full detailed review and no rating was assigned.

     RESULTS FOR WELL #4:  Renaissance Energy stated that the well did not
     -------------------
     encounter any significant porosity development in the primary target (Slave Point). The well did encounter gas in a secondary zone, the Mississippian age Debolt Formation. Renaissance Energy has indicated that an initial production test flowed at the rate of 65,000 m/3//d, and that the well is expected to be placed on production in the near future.

JOINT VENTURE AND SURVEY AGREEMENTS

THE ENCAL ENERGY EXPLORATION JOINT VENTURE AGREEMENT

During 1996 and 1997, the Company entered into several agreements with Encal Energy, an oil and gas exploration and production company, based in Calgary, Alberta, Canada. (See "Business-- Overview" above). In September of 1997 the Company and Encal Energy entered into the Encal Energy Agreement, in order to
(i) amend and supersede all prior agreements; and (ii) provide an agreement for the worldwide exploration, development and production of petroleum substances through the utilization of the SFD Technology by the Company and Encal Energy.

The Encal Energy Agreement runs for a term of three (3) years beginning on September 15, 1997, and may be extended thereafter by mutual agreement. Under the Encal Energy Agreement the Company has agreed to conduct airborne surveys utilizing the SFD Technology over certain exploration areas chosen by Encal Energy. If the SFD Data obtained from such surveys indicates that SFD anomalies are present, the parties may then attempt to obtain and jointly develop such areas pursuant to the terms of the Agreement.

The Encal Energy Agreement provides that Encal Energy will periodically advise the Company of one or more areas which it has selected for exploration (the "Exploration Area(s)"). The Exploration Areas may be up to a maximum size of 2,400 square miles. The Company has the right to reject an Exploration Area selected by Encal Energy for any bona fide reason, including safety or technical concerns. Once an Exploration Area has been identified, the Company will survey the area using the SFD Technology, and present Encal Energy with the flight lines, visual SFD Profiles and the location of any SFD Anomalies, as well as written interpretation and recommendations with respect to SFD anomalies which are of particular significance. Encal Energy must chose to either accept or reject each SFD anomaly presented by the Company. Upon acceptance of an SFD anomaly by Encal Energy, such anomaly will become an exploratory prospect under the Encal Energy Agreement (the "Exploratory Prospect(s)").

The Encal Energy Agreement provides that Encal Energy will reimburse the Company for 50% of all costs of daily aircraft rental, pilot salary, food and accommodations incurred by the Company in conducting the SFD surveys. Encal Energy is required to use its best efforts to cause further conventional oil and gas evaluation work to be done on each Exploratory Prospect, as such work is prioritized by the agreement of the parties. Such work is to be for the purpose of confirming whether or not a test well will be drilled on each Exploratory Prospect. All seismic and conventional geological costs for the evaluation of each Exploratory Prospect are to be borne solely by Encal Energy during the term of the agreement.

Upon Encal Energy having conducted conventional oil and gas industry analysis of an Exploratory Prospect, the parties are to meet and consult on whether the petroleum and natural gas rights for the prospect will be acquired. The Company will have the right to elect either (i) participate through a working interest in each Exploratory Prospect; or (ii) to receive a sliding scale gross overriding royalty from all wells on the Exploratory Prospect. If the Company elects the royalty, the royalty percentage will be (i) a minimum of 5% and a maximum 8% for crude oil; and (ii) 8% for all other petroleum substances. The royalty for crude oil will vary from a 5% minimum to an 8% maximum depending on the productivity of each well and which royalty is based and payable on Encal Energy's interest from time to time.

Once the petroleum and natural gas rights for an Exploratory Prospect have been acquired and prior to the drilling of a first test well on an Exploratory Prospect, the Company will be given a second election (if it initially elected a working interest) to either (i) retain its working interest in the prospect; or
(ii) convert the same to a gross overriding royalty interest. In addition, should Encal Energy advise of its intention to drill a well on an Exploratory Prospect, and the Company elects a working participation, the Company will be required to pay 45% of Encal Energy's share of any unpaid land and other pre-drilling costs with respect to such prospect.

If the Company elects to participate through a working interest on an Exploratory Prospect, it must pay a 45% participating interest share of Encal Energy's share of the acquisition costs of the petroleum or natural gas rights, as well as the same percentage of the costs of drilling all wells and other development costs, and Encal Energy will pay the 55% balance of such costs. Where the Company has elected the working interest as between Encal Energy and the Company, revenues from the production of petroleum substances from the applicable Exploratory Prospects will be shared 45% by the Company and 55% by Encal Energy.

The terms of the Encal Energy Agreement vary in those instances where a third party owns the petroleum and natural gas rights for the Exploratory Prospect.
In these cases, Encal Energy and the applicable third party will enter into what is termed a "farm-in agreement." Under this type of transaction, the owner of the petroleum and natural gas rights will grant an interest in the underlying lease to a party that performs development, seismic or drilling activity on the prospect, at no or reduced cost to the owner. Under the Encal Energy Agreement, if it is necessary for Encal Energy to farm-in on petroleum or natural gas rights held by third parties with respect to an Exploratory Prospect, the Company may elect to either participate in the farm-in, or to receive a gross overriding royalty with respect to Encal Energy's "after payout" earned interest under the farm-in agreement (i.e., subject to Encal Energy's recovery of costs under the farm-in agreement). If the Company elects to participate in the farm-in, then, as between Encal Energy and the Company, the parties' participating interests in both the payment obligations and revenues earned under the farm-in agreement will be 60% to Encal Energy, and 40% to the Company.

The Company has agreed under the Encal Energy Agreement to conduct SFD surveys throughout the term to ensure that there will be a minimum number of Exploratory Prospects for Encal Energy at any point in time during the term (the "Prospect Inventory"). An Exploratory Prospect will be deleted from the pending Prospect Inventory under each of the following circumstances:

     1. If Encal Energy is unable to obtain petroleum and natural gas rights for the Exploratory Prospect;

     2.   If a test well is drilled on the Exploratory Prospect; or

     3.   If the Exploratory Prospect is rejected by Encal Energy.

If at any time during the term of the Encal Energy Agreement the number of Exploratory Prospects in the Prospect Inventory is less than fifteen, the Company is required to commence and continue SFD surveying until there are again eighteen Exploratory Prospects in the Prospect Inventory. In addition, the Company has agreed to dedicate a minimum of 50% of its worldwide SFD survey capacity to Encal Energy at any time when the number of Exploratory Prospects in the Prospect Inventory is below the minimum requirement.

Under the Encal Energy Agreement, the Company has also granted Encal Energy the following preferential rights:

     . The Company has agreed to have no more than two additional joint venture partners in Canada (although there are no restrictions on the number of joint venture partners the Company may utilize outside of Canada);

     . Until October 31, 1998, Encal Energy has a right to include under the Encal Energy Agreement any SFD Anomalies identified in Canada by the Company for the Company's own account;

     . The Company has agreed that it will not grant larger or more numerous exploration areas to any other joint venture partners than those granted to Encal Energy under the Encal Energy Agreement;

     . The Company has granted Encal Energy exclusive rights to SFD survey in the Province of British Columbia and has agreed to ensure that Encal Energy will have at least up to 50% of the aggregate area in selected regions of the Province of Alberta available to it for SFD surveys pursuant to the Encal Energy Agreement; and

     . The Company has agreed to offer to Encal Energy a first opportunity to participate in any transaction utilizing SFD Technology to explore for petroleum substances outside of Canada, where, in the Company's sole judgment, there is an opportunity for Encal Energy to participate as operator or a participant if (i) such role is available; and (ii) the Company believes it is appropriate for Encal Energy to perform such role.

The Encal Energy Agreement also establishes areas of mutual interest ("AMIs") which are defined as any petroleum and natural gas rights which are laterally or diagonally within one mile of the spacing unit of an Exploratory Prospect. Any lands acquired within the AMI by either of the parties are agreed to be subject to the terms of Encal Energy Agreement.

The parties will attempt to agree on a procedure for dealing with SFD Prospects rejected by Encal Energy. If they cannot agree, the Encal Energy Agreement provides that rejected SFD Prospects are the exclusive property of the

Company and may be dealt with by the Company as it decides, subject to a two year confidentiality restriction on SFD Prospects located on certain Encal Energy lands.

Under the Encal Energy Agreement, Encal Energy will be the operator, and will make all decisions relating to management and control for all prospects developed by the joint venture. In this regard, Encal Energy is responsible for
(i) conventional oil and gas exploration, operation, development and management of the joint venture and any of its oil and gas properties; and (ii) the production and marketing of any petroleum substances which are produced from the joint venture. With respect to any production facilities utilized by the joint venture that Encal Energy does not own, the Company will be charged its participant's portion of the actual costs for services performed. With respect to production facilities owned by Encal Energy, the Company will be charged a reasonable proportional fee for the services utilized. The Encal Energy Agreement provides that if either of the parties wishes to construct new facilities to treat, process or transport petroleum substances produced from the joint venture, such party will allow the other party the opportunity to participate in such project.

It should be noted that as of the date of this Report the Company and Encal Energy are not strictly following the prospect tendering and prospect evaluation time periods mandated in the joint venture agreement insofar as such parties are currently working on the processes inherent in meeting these periods due to the evolving nature of the SFD identification and interpretation processes.

CAMWEST JOINT EXPLORATION AGREEMENT

On April 3, 1998, the Company entered into a Joint Exploration and Development Agreement (the "CamWest Agreement") with CamWest Limited Partnership, an Arkansas limited partnership ("CamWest LP"). (See "Business--Overview" above). On January 29, 1999, CamWest LP assigned its rights under the CamWest Agreement to CamWest Exploration LLC, an Arkansas limited liability company ("CamWest LLC"), which is owned and controlled by the same persons who own and control CamWest LP. The purpose of the assignment was to establish a sister entity whose activities would be dedicated solely to SFD exploration and development activities, and to fund up to $10 million to finance the drilling of the first ten wells (including funding an immediate $5 1/2 million to CamWest Exploration). As drilling activities increase beyond the initial wells, additional capital will be invested into CamWest Exploration as needed.

The CamWest Agreement has a term of four (4) years commencing on the date upon which the parties first identify five mutually acceptable exploratory prospects, and may be extended thereafter by mutual agreement. Under the CamWest Agreement the Company has agreed to conduct airborne surveys utilizing the SFD Technology over certain areas in the United States chosen by CamWest Exploration. If the SFD Data obtained from such surveys indicates that petroleum substances are likely to be present, the parties may then attempt to obtain and jointly develop such areas pursuant to the terms of their agreement.

The CamWest Agreement provides that CamWest Exploration will periodically advise the Company of one or more areas which it has selected for exploration (the "CamWest Area(s)"). The Exploration Areas may be up to a maximum size of 2,400 square miles. The Company has the right to reject a CamWest Area selected by CamWest Exploration for any bona fide reason, including safety or technical concerns. Once a CamWest Area has been identified, the Company will survey the area using the SFD Technology, and present CamWest Exploration with the flight lines, visual SFD Profiles and the location of any SFD Anomalies, as well as written interpretation and recommendations with respect to SFD anomalies which are of particular significance. CamWest Exploration must chose to either accept or reject each of the SFD Prospects presented by the Company. Upon acceptance of an SFD Prospect by CamWest Exploration, such anomaly will become an exploratory prospect under the CamWest Agreement (the "CamWest Prospect(s)").

Once a prospect has been accepted as a CamWest Prospect, the Company will have an initial working interest participation in the prospect of 45%. However, for the period from the identification of a CamWest Prospect until 15 days after Cam West notifies the Company that it intends to drill (or 48 hours after such notice if a drilling rig is located on the test well site), the Company will have an election as to how it will participate in the prospect from land acquisition through full development (the "Election"). Under the Election, the Company may elect (i) to retain its entire 45% working interest in the prospect; (ii) to participate at a percentage level ranging from 1% up to 45% (the "Participation Percentage"); or
(iii) to convert the interest to a gross overriding royalty interest. If the Company does nothing, or makes an Election to participate, the Company will bear 45%, or the Participation Percentage, of all land acquisition costs, and CamWest Exploration will bear the remainder of such costs. If the Company elects to receive a sliding scale gross overriding royalty from all wells on the CamWest Prospect, the royalty percentage will be from 5% (if production is less than 1,000 barrels per month of crude oil) or 8% (if production is more than 1,000 barrels per month) of CamWest Exploration's net revenue interest. If the Company retains or elects to participate through a working interest on a CamWest Prospect, it must pay 45%, or the Participation Percentage, of the acquisition costs of the petroleum or natural gas rights, as well as the same percentage of the costs of drilling all wells and other development costs, and CamWest Exploration will pay the balance of such costs. Where the Company has elected the working interest, the Company will receive 45%, or the Participation Percentage, of revenues from the production of petroleum substances from the applicable CamWest Prospect, and CamWest Exploration will receive the remainder of such revenues.

The CamWest Agreement provides that CamWest Exploration will reimburse the Company for all costs of daily aircraft rental, pilot salary, food and accommodations incurred by the Company in conducting the SFD surveys. CamWest Exploration is required to use its best efforts to cause further conventional oil and gas evaluation work to be done on each CamWest Prospect, as such work is prioritized by the agreement of the parties. Such work is to be for the purpose of confirming whether or not a location will be selected, and whether or not a test well will be drilled on each CamWest Prospect. All seismic and conventional geological costs for the evaluation of each CamWest Prospect are to be borne solely by CamWest Exploration during the term of the agreement.

The Company has agreed under the CamWest Agreement to conduct SFD surveys throughout the term to ensure that there will be a minimum "CamWest Inventory" for CamWest Exploration at any point in time during the term. If at any time during the term of the CamWest Agreement the number of CamWest Prospects in the CamWest Inventory is 30 or less, the Company is required to commence and continue SFD surveying until there are again 36 CamWest Prospects in the CamWest Inventory. In addition, the Company has agreed that when the number of CamWest Prospects in the CamWest Inventory is below the minimum requirement, the Company will (i) dedicate a minimum of 50% of its worldwide SFD survey capacity to CamWest Exploration, until such time as the Company has three other joint venture agreements; and (ii) dedicate a minimum of 25% of its worldwide SFD survey capacity to CamWest Exploration at any such time thereafter.

Under the CamWest Agreement, the Company has granted to CamWest Exploration the exclusive rights to SFD surveys in certain "exclusive areas" to be identified by CamWest Exploration; provided, however, that such areas (i) must not be within Canada; (ii) must be identified in segments of 2,400 square miles in size; and
(ii) cannot exceed an aggregate of 1,000,000 square miles within the United States, and an additional 1,000,000 square miles outside of the United States and Canada. The CamWest Agreement also establishes "areas of mutual interest," which are defined as any petroleum and natural gas rights which are laterally or diagonally within one mile of the land encompassing any CamWest Prospect. Any lands acquired within such areas by either of the parties are agreed to be subject to the terms of CamWest Agreement.

Under the CamWest Agreement, CamWest Exploration will be the operator, and will make all decisions relating to management and control for all prospects developed by the joint venture. In this regard, CamWest Exploration is responsible for (i) conventional oil and gas exploration, operation, development and management of the joint venture and any of its oil and gas properties; and
(ii) the production and marketing of any petroleum substances which are produced from the joint venture. With respect to any production facilities utilized by the joint venture that CamWest Exploration does not own, the Company will be charged it's participant's portion of the actual costs for services performed. With respect to production facilities owned by CamWest Exploration, the Company will be charged a reasonable proportional fee for the services utilized. The CamWest Agreement provides that if either of the parties wishes to construct new facilities to treat, process or transport petroleum substances produced from the joint venture, such party will allow the other party the opportunity to participate in such project.

Under the CamWest Agreement, if an SFD Prospect is not accepted as a CamWest Prospect by CamWest Exploration, such anomaly will become a "Rejected Anomaly." The rights associated with all Rejected Anomalies, including all applicable SFD information, will be contributed by both parties to a Colorado limited liability company (the "Colorado LLC"), which will be managed by CamWest Exploration, and in which each of CamWest Exploration and the Company will own a 50% membership interest. Under the CamWest Agreement, the Colorado LLC will be responsible for all marketing of the property and rights contributed to or acquired by the Colorado LLC. Any petroleum and natural gas rights assigned to or acquired by the Colorado LLC will be free and clear of any royalty interest or other rights created under the CamWest Agreement.

It should be noted that as of the date of this Report the Company and CamWest Exploration are not strictly following the prospect tendering and prospect evaluation time periods mandated in the joint venture agreement insofar as such parties are currently working on the processes inherent in meeting these periods due to the evolving nature of the SFD identification and interpretation processes.

THE RENAISSANCE ENERGY AGREEMENTS

Pinnacle International's wholly-owned subsidiary, Pinnacle Canada, has entered into two short term SFD Survey Agreements, each dated February 1, 1998 (the "Renaissance Energy Agreements") with Renaissance Energy. The Renaissance Energy Agreements provide that if Renaissance Energy, in its sole discretion (i) drills a test well on an identified SFD Anomaly presented by Pinnacle Canada;
(ii) such well is drilled to a depth below the base of the Mississippian Formation; and (iii) such well is spudded on or before August 31, 1998, Renaissance Energy will grant to Pinnacle Canada a 5% gross overriding royalty on all petroleum substances produced from the wells drilled on the SFD Anomaly at certain depths. Pinnacle Canada and Renaissance Energy have since extended the noted spudding date to June 30, 1999. (See "Business--The Renaissance Energy Survey and Royalty Agreements" above).

Insofar as the Company has fully performed its obligations in tendering SFD Prospects to Renaissance Energy under the Renaissance Energy Agreements, the Company and Renaissance Energy anticipate they will enter into negotiations shortly after drilling is completed with respect to entering into a longer term exploration agreement similar to those the Company has entered into with its other strategic partners.

MOMENTUM SFD TECHNOLOGY LICENSE AGREEMENT

The rights of the Company to the exclusive use for petroleum and natural gas exploration purposes of SFD Data generated by the SFD Technology are governed by a Restated Technology Agreement (the "SFD Technology License") entered into on August 1, 1996, between the Company, Pinnacle U.S., Mr. Liszicasz, Mr. Stinson and Momentum, a Bahamas corporation indirectly owned and controlled by Messrs. Liszicasz and Stinson. This agreement reflected and restated the relationships and rights of the parties under certain prior agreements relating to the SFD Technology, namely, the Liszicasz-Stinson Agreement, the Original Technology Agreement and the Momentum Transfer Agreement.

Under the SFD Technology License, Momentum, as the owner of the SFD Technology, granted to the Company exclusive use of the SFD Technology for the identification of hydrocarbons, through Momentum's agreement to survey designated areas with the SFD Technology, and to provide the information and analyses generated (the "SFD Data"), exclusively to the Company. The initial term of the SFD Technology License is ten years, with automatic renewals for one year periods absent either (i) an election by the Company to terminate the SFD Technology License, or (ii) a termination by Momentum based upon a default by the Company, or certain other events, including a "Change in Control" of the Company (as defined in the SFD Technology License). During the term of the SFD Technology License, Momentum is prohibited from engaging in the identification and/or exploitation of hydrocarbons, and from granting to any third party any license or sublicense of the SFD Technology, the Stress Field Detector or the SFD Data for the identification and/or exploitation of hydrocarbons.

The initial term of the SFD Technology License expires on December 31, 2005, but will renew automatically for additional one year terms, unless (i) the Company gives written notice to Momentum, no later than 60 days prior to the expiration of the pending term, of its election not to automatically renew the SFD Technology License, or (ii) the SFD Technology License is terminated earlier in accordance with the provisions of the SFD Technology

License. Momentum has the right to terminate the SFD Technology License if: (1) the Company fails to make any payment required under the SFD Technology License;
(2) the Company and its Subsidiaries collectively abandon or discontinue the conduct of the oil and gas exploration business; (3) the Company dissolves or liquidates; (4) the Company makes an assignment for the benefit of creditors, or files bankruptcy, or if any receiver is appointed for the Company's business or property; (5) the Company fails to perform any other material covenant, agreement or term of the SFD Technology License; or (6) there is a "Change in Control" of the Company (as defined in the SFD Technology License).

Under the SFD Technology License, a "Change in Control" is defined as: (i) an acquisition whereby immediately after the acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of the Company's then outstanding voting securities; or (ii) if in any period of three consecutive years after the date of the SFD Technology License, the incumbent board at the beginning of such period ceases to constitute a majority of the Board of Directors for reasons other than (A) voluntary resignation, (B) refusal by one or more Board members to stand for election, or (C) removal of one or more Board members for good cause, provided that: (1) if the nomination or election of any new director was approved by a vote of at least a majority of the incumbent board, then such new director shall be deemed a member of the incumbent board, and (2) no individual shall be considered a member of the incumbent board if such individual initially assumed office as a result of either an actual or threatened "election contest" (as described in Rule 14a-11 promulgated under the Securities Exchange Act of 1934); or (iii) the Board of Directors or the shareholders of the Company approve (A) a merger, consolidation or reorganization; (B) a complete liquidation or dissolution of the Company; or
(C) the agreement for the sale or other disposition of all or substantially all of the assets of the Company. However, the SFD Technology License provides that a Change in Control shall not be deemed to occur because of: (i) a redemption of stock by the Company; or (ii) a "non-control transaction" in which the stockholders of the Company immediately before a transaction, directly or indirectly own immediately following such transaction at least a majority of the total combined voting power of the outstanding voting securities of the surviving corporation, in substantially the same proportion as such stockholders' ownership of the Company's voting securities immediately before such transaction.

Under the SFD Technology License, Momentum and Mr. Liszicasz are obligated to provide SFD Data to the Company for its exclusive use, and to provide 500 man-hours per year to generate such data. In addition, the SFD Technology License provides that Mr. Liszicasz will interpret and analyze all raw SFD Data provided to the Company by Momentum. The SFD Technology License obligates the Company to pay for all capital costs incurred in order to facilitate the identification of prospective drilling sites.

Pursuant to the SFD Technology License, within 180 days after designation by the Company of a "Prospect" (as defined in the SFD Technology License), the Company has agreed to use its best efforts to commercially and economically exploit the Prospect for its hydrocarbon potential, subject to certain exceptions as stated in the SFD Technology License. However, it is in the Company's discretion to pursue and determine the commercial viability of the Prospect. The SFD Technology License was amended by the parties thereto on April 3, 1998 (the "Amendment"). The sole purpose of the Amendment was to change contingent payments to Momentum to be calculated as a percentage of project profits, less actual project expenses incurred, rather than gross revenues. Under the SFD Technology License and Amendment, the Company shall pay Momentum certain sums contingent on the commercial exploitation of the Prospects, including 1% of the "Prospect Profits" (as defined in the Amendment) actually received by the Company on or before December 31, 2000, and 5% of the "Prospect Profits" actually received after December 31, 2000. Under the Amendment, "Prospect Prospects" means "Prospect Revenues" (defined as the aggregate of all gross revenues received by the Company and/or its subsidiaries with respect to the commercial exploitation of all Prospects under the SFD Technology License, whether through cash flows of a joint venture, sale of "leads" for Prospects, or revenues from the Company's direct ownership and sale of hydrocarbons from Prospects), less "Prospect Expenses" (defined as all project expenses actually paid by the Company and/or its subsidiaries with respect to the commercial exploitation of all SFD Prospects).

In addition to the noted payments, commencing on January 1, 2001 the SFD Technology License provides that the Company shall grant Momentum certain "Performance Options" (as defined in the SFD Technology License). In general, for each month in which the Prospects' production exceeds twenty thousand (20,000) barrels of hydrocarbons, Momentum shall be granted Performance Options to purchase 16,000 shares of the Company's

Common Stock, subject to certain limitations. The exercise price for the Performance Options will be the "fair market value" of the Company's Common Stock on the last business day of the quarter of the calculation. Under the SFD Technology License, "fair market value" is determined by reference to the closing price, last reported price, or mean price for the shares, depending on where the Common Stock is then trading.

INTERCOMPANY AGREEMENTS

The Company has entered into several intercompany agreements between Pinnacle International and Pinnacle Canada in recognition of their docmicile in separate countries. On April 1, 1997 Pinnacle International and Pinnacle Canada entered into an agreement regarding the utilization of the SFD Technology by both Pinnacle International and Pinnacle Canada (the "Canadian SFD Data License"). Under the Canadian SFD Data License, Pinnacle International granted to Pinnacle Canada an exclusive license to a supply of SFD Data generated in Canada, and agreed to use its best efforts to select sufficient surveys in Canadian territory to ensure Pinnacle Canada a supply of Canadian SFD Data sufficient to enable Pinnacle Canada to carry on a commercially viable business. Pinnacle Canada agreed to use its best efforts, within 180 days after Pinnacle Canada has interpreted the Canadian SFD Data and identified a Canadian prospect, to commercially and economically exploit the Canadian prospect. Under the Canadian SFD Data License, Pinnacle Canada is obligated to pay Pinnacle International a license fee equal to 50% of all "Gross Revenues" (as defined in the Canadian SFD Data License) actually received by Pinnacle Canada with respect to the Canadian prospects.

On April 1, 1997 Pinnacle International and Pinnacle Canada entered into an agreement which allocates certain costs between Pinnacle International and Pinnacle Canada (the "Cost Agreement"). Under the terms of the Cost Agreement, Pinnacle International will make its data acquisition equipment available to Pinnacle Canada for sufficient periods to enable Pinnacle Canada to fulfil its obligations under the Cost Agreement and its obligations under all third party agreements. In consideration for such use, Pinnacle Canada will make lease payments to Pinnacle International in an amount to be determined by the parties from time to time, based on the per day cost to provide the data acquisition equipment, with the intent that Pinnacle International recover all of its actual costs of the equipment, plus a reasonable competitive market return on capital. Pinnacle Canada will supply management services to Pinnacle International in connection with the world-wide activities of the Company, for an annual fee equal to the actual employment costs of all personnel engaged by Pinnacle Canada to supply such services, plus an annual fee of US $20,000.

In each of April, September and November, 1997, Pinnacle International and Pinnacle Canada entered into assignment agreements (the "Assignment Agreements") whereby Pinnacle International assigned all of its right, title and interest pertaining to operations in Canada to Pinnacle Canada regarding: (i) the Exploration Joint Venture Agreement dated September 15, 1997 with Encal Energy;
(ii) the Exploration Joint Venture Agreement dated February 19, 1997 with Encal Energy; and (iii) the SFD Survey Agreement dated November 1, 1997 with Renaissance Energy.

ITEM 2.  PROPERTIES

Pinnacle International's executive offices consist of 6,237 square feet, and are located at Suite 750, Phoenix Place, 840-7th Avenue S.W., Calgary, Alberta, T2P 3G2. The offices are leased for a five year term extending through January 31, 2003. The annual base lease payments are Cdn. $68,604, payable in monthly installments of Cdn. $5,717. At the expiration of the five year term, the Company has the option to renew the lease if there have been no defaults by Pinnacle International under the lease. Management of the Company believes that such facilities are adequate for the Company's needs for the near future. Pinnacle International's subsidiaries' also maintain their principal executive offices at Pinnacle International's offices, although Pinnacle U.S. also maintains executive office facilities in Las Vegas, Nevada, which it uses to conduct certain of its United States operations.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the NASD Bulletin Board, under the trading symbol "PSFD." The following table lists, by calendar quarter, the volume of trading, and the high and low sales prices on the NASD Bulletin Board for the Company's Common Stock for the three most recent fiscal years.


         PERIOD                                                  VOLUME         HIGH           LOW
         ------                                                  ------         ----           ---
         1998:
         Fourth Quarter                                        2,361,600      $19.375        $ 3.50
         Third Quarter                                         1,194,700      $14.625        $ 6.50
         Second Quarter..................................      2,236,472      $15.250        $9.125
         First Quarter...................................      4,770,148      $14.375        $7.375

         1997:
         Fourth Quarter..................................      4,667,954      $13.250        $6.500
         Third Quarter...................................      4,155,507      $15.000        $7.688
         Second Quarter..................................      3,155,612      $ 9.375        $4.375
         First Quarter...................................      3,896,838      $ 7.438        $3.813

         1996:
         Fourth Quarter..................................      3,822,467      $ 4.938        $2.375
         Third Quarter...................................      3,351,135      $ 2.375        $0.344
         Second Quarter..................................      1,839,843      $ 3.125        $1.250
         First Quarter...................................        313,348      $ 2.625        $1.250

The closing price for the Company's Common Stock as of March 20, 1999 was $12.50.

The Company submitted an application for quotation of its Common Stock on the Nasdaq SmallCap Market in September 1998, and such application was under final review by Nasdaq as of March 20, 1999, and the Company's anticipates Nasdaq's decision shortly. No assurance can be given that Nasdaq will accept the Company's application for quotation on the Nasdaq SmallCap Market.

As of March 20, 1999, there were options and/or warrants outstanding to purchase 700,000 shares of Common Stock, including 210,000 non-qualified options granted to directors, 290,000 incentive options granted to employees, and 200,000 warrants granted to investors.

On March 20, 1999, the shareholders' list provided by Jersey Transfer and Trust Company for Pinnacle International's Common Stock showed 45 registered shareholders and 12,431,983 shares outstanding. Pinnacle International estimates, based upon information provided by Jersey Transfer and Trust Company for Pinnacle International's last annual meeting of stockholders, that there are approximately 1,350 beneficial holders of the Pinnacle International's Common Stock.

Pinnacle International also has outstanding 800,000 shares of series A convertible preferred stock, for which no trading market presently exists.
These shares are each convertible into one share of Common Stock. As of the date of this Report, Pinnacle International has granted only limited registration rights to holders of the series A convertible preferred stock. For further information relating to the shares of series A convertible preferred stock and their rights and preferences, see Pinnacle International's Registration Statement on Form 10 (Amendment No.2) filed with the Securities and Exchange Commission on September 10, 1998.

DIVIDEND POLICY

Pinnacle International has not declared or paid any cash dividends on its Common Stock since its formation, and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. Pinnacle International currently intends to retain any future earnings to finance the expansion development of its business. The future payment of cash dividends on the Common Stock will be within the sole discretion of Pinnacle International's Board of Directors and will depend on the earnings, capital requirements and financial position of the Company, applicable requirements of the Nevada corporate law, general economic conditions and other factors considered relevant by Pinnacle International's Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth selected consolidated financial data of Pinnacle International and its subsidiaries for Pinnacle International's twelve-month fiscal periods ended December 31, 1998, December 31, 1997 and December 31, 1996, and for Pinnacle International's initial 72-day fiscal period commencing October 20, 1995 (the date of inception for financial accounting purposes of Pinnacle International's subsidiary, Pinnacle U.S.) and ended December 31, 1995.

The selected consolidated statement of loss data set forth below for the two fiscal periods ended December 31, 1998 and December 31, 1997, and the selected consolidated balance sheet data set forth below at December 31, 1998 and December 31, 1997, are derived from the consolidated financial statements of Pinnacle International which have been audited by Deloitte & Touche LLP, independent chartered accountants, as indicated in its report which is included elsewhere in this Report. The selected consolidated statement of loss data set forth below for the fiscal periods ended December 31, 1996 is derived from the consolidated financial statements of Pinnacle International which have been audited by BDO Dunwoody, independent chartered accountants, as indicated in its report which is included elsewhere in this Report. The selected consolidated statement of loss data set forth below for the fiscal period ended December 31, 1995, and the selected consolidated balance sheet data set forth below at December 31, 1996 and December 31, 1995, are derived from Pinnacle International's audited consolidated financial statements not included in this Report.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements of Pinnacle International and its subsidiaries and the notes thereto included elsewhere in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below in Item 7.

                                                                                                      OCTOBER 20,
                                                                                                         1995
                                                                    TWELVE-MONTHS ENDED             (INCEPTION) TO
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                          ---------------------------------------
Consolidated Statement of Loss Data:                           1998         1997          1996            1995
                                                          -----------   ----------    -----------   --------------
Revenues                                                  $        --   $        --   $        --   $           --

Operating expenses:
 Administrative........................................       979,119       742,438       355,391           53,024
 Amortization and depreciation.........................        71,919        25,474        24,435              672
 Production development and support....................       251,582       223,667       101,010               --
 Survey and production, net of reimbursements by
  joint-venture partners of $144,396, $0 and $0,
  respectively.........................................        30,026            --            --               --
 Write-down of assets..................................            --        17,074            --               --
                                                          -----------   -----------   -----------   --------------
   Total operating expenses............................     1,332,646     1,008,653       480,836           53,696

Operating loss.........................................    (1,332,646)   (1,008,653)     (480,836)         (53,696)

Other income (expenses):
 Interest cost on promissory notes.....................       (14,299)     (110,000)           --               --
 Interest income.......................................       209,906        47,832         5,258               --
 Other income..........................................        19,231            --            --               --
 Settlement of damages.................................            --       157,500            --               --
                                                          -----------   -----------   -----------   --------------
   Total other income (expenses).......................       214,838        95,332         5,258               --

Net loss for the period................................   $(1,117,808)  $  (913,321)  $  (475,578)  $      (53,696)
                                                          ===========   ===========   ===========   ==============
Basic and diluted loss per share)......................   $     (0.35)  $     (0.08)  $     (0.04)  $        (0.01)
                                                          ===========   ===========   ===========   ==============
Weighted average shares outstanding....................    12,392,011    11,979,385    11,472,992       10,090,675
                                                          ===========   ===========   ===========   ==============

                                                                           DECEMBER 31,
                                                          ----------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                             1998        1997        1996        1995
                                                          ----------  ----------   ---------  ----------
Working capital........................................   $4,685,238  $  680,820   $ 339,118  $ (87,208)
Current assets.........................................    4,862,588     969,957     534,150     49,517
Total assets...........................................    5,566,205   1,179,861     639,508     88,029
Total liabilities......................................      177,350   1,482,165     195,032          0
Shareholders' equity (deficit).........................    5,388,855    (302,304)   (444,476)   (48,696)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 14 of
Part IV of this Report.

OVERVIEW

The Company is a remote-sensing technology company engaged in the business of wide-area hydrocarbon (oil and natural gas) reconnaissance exploration. The Company uses Stress Field Detector or "SFD" technology to survey or reconnoiter large exploration areas from the Company's survey aircraft to identify and "high-grade" potential leads for further evaluation and drilling by the Company's strategic partners. As of March 20, 1999, the Company had entered into joint venture agreements with two such strategic partners, Encal Energy and CamWest Exploration, and an SFD survey agreement with Renaissance Energy. Each of these agreements provide for the payment of a royalty to the Company by the strategic partner, currently in the range of 5% to 8%, based upon revenues resulting from the sale of hydrocarbons produced by SFD Prospects identified by the Company. In any situation where the Company is being paid a royalty, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of these agreements also provides for the strategic partner to pay all of the Company's survey expenses in the case of CamWest Exploration and Renaissance Energy, or one-half of such expenses in the case of Encal Energy.

The joint venture agreements each also permit the Company to elect to receive a higher working interest (in percentage terms relative to a royalty interest) with respect to hydrocarbons produced by any SFD Prospect, in which case the Company must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon the Company's working interest percentage. Notwithstanding that the Company bears a share of the costs in such circumstances, the strategic partner will nevertheless still be responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

The Company has, as of March 20, 1999, tendered a number of Recommended SFD Leads to each of its strategic partners, and one partner (Encal) has commenced drilling on one such tendered prospect. A second partner, CamWest, anticipates that it may commence drilling activities with respect to certain Recommended SFD Leads by the end of June 1999. The Company will have no revenues until such time as these or any other tendered prospects are drilled and producing oil and gas. (See Part I, Item 1, "Business--Overview--Status of Commercial Activities").

Should the Company receive revenues, it will be required, under the terms of the SFD Technology License, to pay it licensor, Momentum, a fee equal to 1% of "Prospect Profits" (as such term is defined in the SFD Technology License) received by the Company and its subsidiaries on or before December 31, 2000, and 5% of Prospect Profits received by the Company and its subsidiaries after December 31, 2000.

Since the Company has not generated operating revenues to date, it should be considered a development stage entity. Although the Company, as a result of a $6 million private placement of convertible preferred stock and warrants in April 1998, has sufficient working capital as of December 31, 1998 ($4,685,238) to fund operations for several years, the Company's ability to continue as a going concern in the longer term will nevertheless be dependent upon any joint venture or other arrangement in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to its participants, including the Company. The Company expects it will continue to incur further losses until such time as such joint ventures and/or other arrangements make such distributions in meaningful amounts. (See "Outlook and Prospective Capital Requirements" below).

RESULTS OF CONSOLIDATED OPERATIONS

The Company had no revenues for its three fiscal periods ended December 31, 1998.

The Company incurred operating expenses of $1,332,646 for its twelve-month fiscal period ended December 31, 1998, as compared to $1,008,653 and $480,836 for its twelve-month fiscal periods ended December 31, 1997 and 1996, respectively.

The increase in operating expense for the Company's twelve-month fiscal period ended December 31, 1998, was primarily attributable to: (i) a $236,681, or 31.9%, increase in administrative expense to $979,119; (ii) a $46,445, or 182.3%, increase in amortization and depreciation to $71,919; (iii) the expenditure of $30,026 in net (unreimbursed) survey and production expenditures, as compared to $0 for the prior fiscal period; and (iv) a $27,915, or 12.5%, increase in production development and support expenditures to $251,582. The increase in operating expense for the Company's twelve-month fiscal period ended December 31, 1997, was primarily attributable to: (i) a $387,047, or 108.9%, increase in administrative expense to $742,438; and (ii) a $122,657, or 121.4%, increase in production development and support expenditures to $223,667.

The increase in administrative expense for fiscal 1998 over fiscal 1997 was primarily attributable to across-the-board increases in costs to support the Company's increased level of business activities in fiscal 1998, including a $134,321 increase in wages and benefits, a $57,823 increase in rent expense incurred as the result of the Company moving into new premises necessary to support its operations, a $54,218 increase in consulting fees, and a $44,064 increase in shareholder communication costs, partially offset by a decline of $213,742 in legal fees paid. The increase in administrative expense for fiscal 1997 over fiscal 1996 was primarily attributable to across-the-board increases in costs to support the Company's increased level of business activities in fiscal 1997, including increased legal fees incurred to support the Company's increased level of business activities in fiscal 1997, including properly setting up the affairs of the Company, negotiating and entering into various agreements (including those with the Company's strategic partners) and preparing securities filings; and increased wages and benefits paid.

Production development and support expenditures consist primarily of the cost, including allocable salaries, of: (i) developing, improving and testing the various components of the SFD Survey System; (ii) conducting field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners); and
(iii) developing the Company's research and development and survey functions. The increase in these expenditures for fiscal 1998 over fiscal 1997 was attributable primarily to the cost of further developing and refining the SFD Data interpretation functions of the SFD Survey System, and secondarily to expenditures incurred in developing the Company's research and development and survey functions. The increase in these expenditures for fiscal 1997 over fiscal 1996 was attributable primarily to the cost of further developing and refining the data acquisition component of the SFD Survey System, including adopting it for airborne surveys and incorporating a global positioning system; and secondarily to expenditures in conducting airborne field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners).

Survey and production expenditures consist primarily of the cost, including allocable salaries, of commercial SFD survey activities for the Company's strategic partners, which costs consist primarily of: (i) aircraft operating costs, travel expenses and allocable salaries of Company personnel while on survey assignment (after netting direct survey costs reimbursed to the Company by its strategic partners); and (ii) allocable salaries of Company personnel while interpreting SFD Data for the Company's strategic partners. Although the Company incurred gross survey and production expenditures of $174,422 for the fiscal period ended December 31, 1998, its net survey and production expenditures for this period were only $30,026 as the result of the Company's strategic partners reimbursing $144,396 of these costs pursuant to the terms of their respective agreements with the Company. No survey and production expenditures were incurred before fiscal 1998 insofar as the Company completed the last of its field evaluations of the SFD Survey System required by its strategic partners at the end of 1997 (these costs were included as production and support expenditures in fiscal 1997), and did not commence SFD survey activities activities for its strategic partners which were fully dedicated to commercial oil and gas SFD survey and interpretation until the beginning of 1998.

The Company incurred $14,299 in interest expense for its twelve-month fiscal period ended December 31, 1998, as compared to $110,000 for its twelve-month fiscal period ended December 31, 1997. The noted expense primarily represents interest accrued on $1 million in loans made to the Company in January of 1997 by Messrs. R. Dirk Stinson and George Liszicasz, which loans were converted into common stock on February 1, 1998. Interest expense for fiscal 1998 was lower than the amount incurred for fiscal 1997 insofar as the loan balances were carried for only one month for the former fiscal period, as compared to eleven months for the latter fiscal period.

The Company earned $209,906 in interest income for its twelve-month fiscal period ended December 31, 1998, as compared to $47,832 and $5,258 for its twelve-month fiscal periods ended December 31, 1997 and 1996, respectively. The increase in interest income in fiscal 1998 over fiscal 1997 was attributable to higher cash balances in the Company's accounts for as a result of a $6,000,000 private placement of the Company's securities in April

1998. The increase in interest income in fiscal 1997 over fiscal 1996 was attributable to the maintenance of higher cash balances during the year and the investment of these funds in higher interest-bearing accounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements from the inception of Pinnacle U.S. (October 20, 1995) through December 31, 1998 were funded principally from: (i) the private placement of the Company's Common Stock in the amount of $975,000 in February 1996, (ii) loans to the Company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, and (iii) the private placement of convertible preferred stock and warrants in the amount of $6,000,000 in April 1998.

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

The Company's cash position as of December 31, 1998 was $4,713,822, as compared to $848,339 and $519,621 as of December 31, 1997 and 1996, respectively. The Company principally maintains its cash in a money-market account which invests in United States government and government-backed securities.

The $3,865,483 increase in the Company's cash position for fiscal 1998 was attributable to $5,542,447 in cash generated by financing activities, partially offset by $1,050,059 in cash used in operating activities and $626,905 in cash used in investing activities. The $328,718 increase in the Company's cash position for fiscal 1997 was attributable to $1,000,000 in cash provided by financing activities, partially offset by $659,705 in cash used in operating activities and $11,577 in cash used in investing activities.

The Company's operating activities required cash in the amount of $1,050,059 for its fiscal period ended December 31, 1998, as compared to cash requirements of $659,705 for the prior fiscal period ended December 31, 1997. The $1,050,059 in cash used in operating activities for fiscal 1998 reflected the Company's net loss of $1,117,808 for such period, as decreased for non-cash deductions (interest accrued of $10,000 and amortization of $133,192), and a net increase in non-cash working capital balances ($74,443). The $659,705 in cash used in operating activities for fiscal 1997 reflected the Company's net loss of $913,321 for such period, as decreased for non-cash deductions (interest accrued of $110,000, amortization of $25,475, costs settled by the issuance of Common Stock of $166,541, and write-down of property and equipment of $28,077), and a net increase in non-cash working capital balances ($76,476).

The Company generated cash of $5,542,447 from financing activities for the its fiscal period ended December 31, 1998, as compared to generating cash of $1,000,000 from financing activities for its fiscal period ended December 31, 1998. The $5,542,447 in cash generated by financing activities for fiscal 1998 was comprised of the net proceeds of the sale of preferred stock and warrants in the amount of $5,688,967, partially offset by the repayment of debt in the amount of $146,520. The $1,000,000 in cash generated by financing activities for fiscal 1997 was comprised of the proceeds of loans made to the Company by Messrs. Liszicasz and Stinson.

The Company used cash in the amount of $626,905 for investing activities for its fiscal period ended December 31, 1998, as compared to $11,577 in cash used for investing activities for its fiscal period ended December 31, 1997. The principal use of cash in investing activities was to acquire property, equipment and computer software.

Outlook And Prospective Capital Requirements

The Company's ability to begin earning revenues and profits is dependent upon joint ventures or other arrangements in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to the parties to such ventures, including to the Company. As of the date of this Report, the Company has commenced identifying and tendering Recommended SFD Leads to each of its three strategic partners, and anticipates, based upon discussions with each of its strategic partners, that such strategic partners will commence drilling activities with respect to a number of these leads by mid-1999. The Company does not anticipate it will receive meaningful revenues until the last quarter of 1999 at the earliest. (See Part I, Item 1, "Business--Overview--Status of Commercial Activities").

No assurance can be given that the SFD Prospects described above, if confirmed by the Company's strategic partners using seismic or other methodologies, will be drilled at all or by projected drilling dates due to, among other things, factors such as the perceived economics of drilling at such time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Even if an SFD Prospect is drilled, no assurance can be given that the well will produce commercially viable quantities of oil or gas. See "Uncertainties and Risk Factors--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

The Company expects it will continue to incur further losses until such time as any joint venture or other arrangement makes distributions in meaningful amounts. The Company estimates it will incur operating costs of approximately $1.5 million over the twelve-month period ended December 31, 1999. In April of 1998, the Company raised $6 million through a private placement of convertible preferred stock and warrants, which will enable the Company to fund its operations for at least the next twelve months following the date of this Report.

Other Matters

FOREIGN EXCHANGE

The Company's business to date is principally conducted in the United States and Canada, in transactions denominated in United States and Canadian dollars, respectively. The Company maintains its cash and investments predominately in United States denominated funds, and only converts such funds into Canadian dollars at such time as necessary to pay Canadian expenses. Management does not believe that the fluctuation in the value of the United States dollar in relation to the Canadian dollar in the last three fiscal periods has adversely affected the Company's operating results. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future, which would affect the Company's operating results. (See Part I, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk").

EFFECT OF INFLATION

In the Company's view, at no time during any of the last three fiscal periods have inflation or changing prices had a material impact on the Company.

YEAR 2000 COMPLIANCE

Management has reviewed the Company's internal computer systems and software products for Year 2000 problems, and believes they are generally Year 2000 compliant. The Company uses two types of computer software, proprietary software developed in-house by the Company's programming personnel, and industry software acquired for use with the Company's computer systems. The Company's proprietary software had been designed by the Company's programming personnel to be free of year 2000 problems, and the industry software used by the Company are recent versions which have been updated by their manufacturers to address year 2000 issues. The Company is not reliant upon third parties, and has sufficient back-up documentation to recover any loss due to the failure of a third party's computers as the result of Year 2000 problems. In the event Year 2000 considerations do arise, management does not believe such considerations will materially impact the Company's internal operations or future financial or operating results or future financial condition. Management also does not believe that the Company's internal operations or future financial or operating results or future financial condition will be materially affected by any Year 2000 considerations which may effect the Company's strategic partners.

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

LIMITED OPERATING HISTORY.   The Company has a limited operating history upon
which any evaluation of the Company and its long-term prospects might be based. The Company did not commence its business plan for the exploitation of the SFD Survey System until December of 1995. The Company is subject to the risks inherent in a new business enterprise, as well as the more general risks inherent to the operation of an established business. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by all companies engaged in the extremely volatile and competitive oil and gas markets. Any future success that the Company might achieve will depend upon many factors, including factors which will be beyond its control or which cannot be predicted at this time. These factors may include changes in hydrocarbon and exploration technologies, price and product competition, developments and changes in the international oil and gas market, changes in the Company's strategy, changes in expenses, the timing of research and development expenditures, the level of the Company's international revenues, fluctuations in foreign exchange rates, general economic conditions, both in the United States and Canada, and economic and regulatory conditions specific to the areas in which the Company competes, among others. To address these risks, the Company must, among other things, continue to respond to competitive developments; attract, retain and motivate qualified personnel; implement and successfully execute its business plan; obtain additional and viable joint venture partners; negotiate additional working interests and participations; and upgrade and perfect the SFD Survey System. There can be no assurance that the Company will be successful in addressing these risks.

UNCERTAIN DISCOVERY OF VIABLE COMMERCIAL PROSPECTS.   The Company's future
success is dependent upon its ability, through utilization of the SFD Survey System, to locate commercially viable hydrocarbon accumulations for development by its strategic partners. Based on the Company's business plan, the Company will be dependent on both (i) the efficacy of the SFD Survey System in locating SFD Prospects; and (ii) the cooperation and capital of joint-venture and other strategic partners in exploiting such prospects. Although the results of the SFD Survey System have been satisfactorily tested by the Company's strategic partners, the Company can make no representations, warranties or guaranties that the SFD Survey System will be able to consistently locate hydrocarbons or oil and gas prospects, or that such prospects will be commercially exploitable. There can be no assurance that the Company will be able to discover commercial quantities of oil and gas, or that the Company's joint venture partners will have success in acquiring properties at low finding costs and in drilling productive wells. Because the Company's revenues will be solely from gross-overriding royalties and, in certain cases, working interest distributions, from its strategic partners with respect to prospects identified by the SFD Survey System, an inability of the Company to identify and exploit commercially viable hydrocarbon accumulations would have a material and adverse effect on the Company's business and financial position.

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

RELIANCE ON STRATEGIC PARTNERS;NON-OPERATOR STATUS.   The Company has and will
rely upon its strategic partners for opportunities to participate in exploration prospects, through gross overriding royalties from producing SFD Prospects and, in certain cases, equity participation on a working interest basis from producing SFD Prospects. The Company focuses exclusively on exploration and the review and identification of viable prospects through the SFD Survey System, and relies upon its strategic partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside the Company's control, or controlled by the Company's strategic partner(s) as the operators of the project(s), in accordance with the applicable agreements between the Company and such strategic partners. Such factors include: (i) the selection and approval of prospects for lease/acquisition and exploratory drilling; (ii) obtaining favorable leases and required permitting for projects;
(iii) the availability of capital resources of the strategic partner for land acquisition and drilling expenditures; (iv) the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and (iv) the timing and amount of distributions from the production. The Company's reliance on its strategic partners, and its limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from the Company's interest in projects, and on the Company's overall financial condition.

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

The Company's strategic partners will engage in the exploration for and production of oil and gas industries, which are highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. The Company's strategic partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to the Company. Such competitive disadvantages could adversely affect the Company's ability to participate in projects with favorable rates of return.

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

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent on the continued efforts of its senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the Chief Executive Officer and a director of the Company, who is responsible for the development of the SFD Survey System (including the SFD Technology) and the interpretation of SFD Data. The Company has entered into an employment agreement with its senior management team, including Mr. Liszicasz and the Company's President, Mr. R. Dirk Stinson, although they are not obligated, (and as a result of their relationships with Momentum may in the future be unable), to devote their entire undivided time and effort to or for the benefit of the Company. The Company does not currently carry key person life insurance on its executive officers. The services of Mr. Liszicasz would be extremely difficult to replace since he is the inventor of, and has intimate knowledge of, the theoretical basis of the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, and has also developed the methodologies used to interpret the SFD Data, and the loss of his services would likely have a material adverse effect on the business, results of operations and financial condition of the Company. While the Company is presently training personnel to operate the SFD Survey System and to interpret the SFD Data, and also intends to employ one or more senior oil and gas executives to manage the Company's exploration operations, no assurance can be given that these personnel could fully replace Mr. Liszicasz with respect to these functions, at least in the short-term. Moreover, the Company does not know if it would be able to successfully replicate the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, in the event of the loss of Mr. Liszicasz. The Company's ability to implement its growth strategies also depends upon its continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, professional and/or technical employees, or that it will be able to attract and retain additional highly qualified managerial, professional and/or technical personnel in the future.
The inability to attract and retain the necessary personnel could impede the growth of the Company. (See "Management of Growth" below).

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

IMPORTANCE OF TRADEMARKS AND PROPRIETARY RIGHTS.   The business of the Company
is to interpret and utilize SFD Data to identify commercially viable oil and natural gas accumulations. The Company has the exclusive right to utilize the SFD Data for hydrocarbon exploration, pursuant to a Restated Technology Agreement with Momentum. Momentum claims common law ownership of the SFD Technology, however, Momentum has not obtained patent or copyright protection for the SFD Technology. Based in part on an opinion of patent counsel, management of Momentum and the Company believe that the disclosure risks inherent in patent or copyright registration far outweigh any legal protections which might be afforded by such registration. In the absence of significant patent or copyright protection, the Company may be vulnerable to competitors who attempt to imitate the SFD Survey System, or to develop functionally similar technologies. Although the Company believes that it has all rights necessary to market its services without infringing upon any patents or copyrights held by others, there can be no assurance that conflicting patent s or copyrights do not exist. The Company relies upon trade secret protection and confidentiality and/or license agreements with its employees, consultants, venture partners and others to protect its proprietary rights. Furthermore, management of the Company does not believe that if Momentum were to apply for and receive patent protection, that such patent protection would necessarily protect Momentum or the Company from competition. Momentum and the Company therefore anticipate continued reliance upon contractual rights and on common law validating trade secrets. The steps taken by Momentum and the Company to protect their respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Momentum's or the

Company's trade secrets, or otherwise disclose aspects of the technology, or that the Company can meaningfully protect its trade secrets. Litigation to enforce and/or defend intellectual property rights is costly, and either Momentum or the Company may not have sufficient resources to pursue such litigation.

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

LIMITED PUBLIC TRADING MARKET.   There is only a limited public market on the
NASD Electronic Bulletin Board for the Common Stock, and no assurance can be given that a broad and/or active public trading market for such securities will develop or be sustained. The Company is under no obligation to take any action to improve the public market for such securities, including without limitation filing an application to list of the Common Stock on any stock exchange..

NO LIKELIHOOD OF DIVIDENDS.   The Company plans to retain all available funds
for use in its business, and therefore does not plan to pay any cash dividends with respect to its securities in the foreseeable future. Hence any investors in the Common Stock could not expect to receive any distribution of cash dividends with respect to such securities.

CONTROL BY MANAGEMENT.   All decisions with respect to the management of the
Company will be made by the Board of Directors and officers of the Company, who beneficially own approximately 70% of the Common Stock. The present stockholders of the Company have the power to elect the Board of Directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company, including without limitation the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves; the expansion of the Company's business and/or acquisitions; the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of the Company's capital stock; transactions which may cause or prevent a change in control of the Company; or the winding up and dissolution of the Company

CONFLICTS OF INTEREST.   Mr. George Liszicasz (the Chief Executive Officer and a
director and principal stockholder of the Company) and Mr. Dirk Stinson (the President and a director and principal stockholder of the Company) indirectly own and control Momentum. Momentum owns the SFD Technology, and provides raw SFD Data to the Company for its exclusive use in identifying oil and natural gas prospects under the SFD Technology License. However, Momentum reserves the exclusive right under the SFD Technology License to use SFD Technology and the SFD Data for purposes other than oil and natural gas exploration. Additionally, although Messrs. Liszicasz and Stinson have entered into employment agreements with the Company, they are not obligated, (and as a result of their relationships with Momentum may in the future be unable), to devote their entire undivided time and effort to or for the benefit of the Company. As a result of the foregoing relationships amongst the Company, Momentum and Messrs. Liszicasz and Stinson, certain conflicts of interests between the Company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise including, among others: (i) the inability of Messrs. Liszicasz and Stinson to devote their undivided time and attention to the affairs of the Company; and
(ii) the proper exercise by Messrs. Liszicasz and Stinson of their fiduciary duties on behalf of the Company in connection with any matters concerning Momentum such as, by way of example and not limitation, disputes regarding the validity, scope or duration of the SFD Technology License; the exploitation of corporate opportunities; rights to proprietary property and information; maintenance of confidential information as between entities; and potential competition between the Company and Momentum. The Company and Messrs. Liszicasz and Stinson have executed disclosures and consents with respect to these conflicts. Nevertheless, such disclosures and consents will not remediate any such conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of such conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of the conflicts prove to be irreconcilable, Messrs. Liszicasz and Stinson may be forced to resign their positions with the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risks will be related to market changes in oil and gas prices (See Part I, Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties and Risk Factors-- Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since the Company's royalty revenues will be tied to the price at which its strategic partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact the Company's royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a 1% increase or decrease in the Company's royalty with respect to the sale of such oil or gas). Should the Company elect a working interest in lieu of a royalty interest, its working interest revenue base would be similarly affected, except that such affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in the Company's working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

The Company would not anticipate that any decline in world oil and gas prices would adversely affect the Company's operations (i.e., force the Company or its strategic partners to slow down or cut-back SFD survey or interpretation operations or Company staff) insofar as a primary benefit of the SFD Technology is to reduce finding costs, which benefit becomes more important as oil and gas prices decline. A decline in oil and gas prices could, however, force a strategic partner to curtail exploration drilling operations since these operations are ordinarily funded out of available cash flow which, in turn, is dependent upon oil and gas prices. This eventuality would adversely affect the Company's future cash flows since these prospects would not be drilled until the strategic partner obtained sufficient capital. (Even if exploration activities are curtailed, however, a decline in oil and gas prices raises opportunities to acquire and "bank" SFD-qualified prospects at acquisition prices, which can then be drilled when oil and gas prices increase).

A decline in oil and gas prices could also lead a strategic partner to "shut-in" an existing producing well (primarily "marginal producing wells") on the basis that the decline in price no longer make the well economic to operate. In such an event the Company would no longer receive royalty or working interest revenues from such well.

An additional significant market risk relates to foreign currency fluctuations between American and Canadian dollars. Since two of the Company's three strategic partners are located in Canada and will be exploiting Canadian prospects, and the Company's royalty or working interest revenues with respect to these partners will be denominated in Canadian currency, the Company's financial position could be adversely affected by American-Canadian currency fluctuations. The Company has not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to its absence of Canadian revenues, and anticipates that the exchange rate between the American and Canadian dollar will remain fairly stable. If earnings from Canadian operations increase, the Company's exposure to fluctuations in the American-Canadian exchange rate may increase, and the Company may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. If entered into, there can be no assurance as to the effectiveness of such efforts in limiting any adverse effects of foreign currency fluctuations on the Company's international operations and on the Company's overall results of operations.

The Company also currently maintains the bulk of its available cash ($4,711,657 as of December 31, 1998) in money-market accounts maintained in U.S. dollars. The Company's interest income from these short-term investments would be affected by any material changes in interest rates within the United States.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Report of Independent Auditors are filed with this Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEMS 10., 11., 12. AND 13.

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8--K

(a)(1)  Financial Statements:

          Report of Independent Auditors (BDO Dunwoody)..................   F-2

          Report of Independent Auditors (Deloitte & Touche LLP).........   F-3

          Consolidated Balance Sheets at December 31, 1998 and 1997......   F-4

          Consolidated Statements of Loss for the twelve-month periods
            ended December 31, 1998, 1997 and 1996.......................   F-5

          Consolidated Statements of Stockholders' Equity (Deficit)
           from inception (October 20, 1995) through December 31, 1998...   F-6

          Consolidated Statements of Cash Flows for the twelve-month
           periods ended December 31, 1998, 1997 and 1996................   F-7

          Notes to Consolidated Financial Statements.....................   F-8

(a)(2) Schedules required by Regulation S--X are filed as an exhibit to this report:

          Independent Auditors' Report on Schedules and Consent


          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

(b)  Exhibits
     2.1    Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining
            Corporation (1)

     2.2    Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero
            Mining Corporation (1)

     2.3    Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle
            Oil Inc. (1)

     3.1    Articles of Incorporation for Auric Mining Corporation (1)

     3.2    Amended Bylaws for Pinnacle Oil International, Inc. (1)

     3.3    Certificate of Amendment of Articles of Incorporation of Pinnacle Oil International,
            Inc. (1)

     4.1    Specimen Common Stock certificate (1)

     4.2    Specimen Series A Preferred Stock certificate (1)

     4.2    Form of Non-Qualified Stock Option Agreement for grants to directors (1)

     4.3    1997 Pinnacle Oil International, Inc. Stock Plan (1)

     4.4    Form of Incentive Stock Option Certificate for grants to employees

     4.5    Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC (1)

     9.1    Stockholder Agreement dated April 3, 1998 among Pinnacle Oil
            International, Inc., R. Dirk Stinson, George Liszicasz and SFD
            Investment LLC (1)

     10.1   Partnership Agreement of Messrs. Liszicasz and Stinson dated
            September 1, 1995 (1)

     10.2   Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January
            1, 1996 (1)

     10.3   Momentum Transfer Agreement dated June 18, 1996 (1)

     10.4   Restated Technology Agreement dated August 1, 1996 (1)

     10.5   Amendment to Restated Technology Agreement dated April 3, 1998 (1)

     10.6   Letter Agreement with Encal Energy Ltd. dated December 13, 1996 (1)

     10.7   Exploration Joint Venture Agreement with Encal Energy Ltd. dated
            February 19, 1997 (1)

     10.8   Exploration Joint Venture Agreement with Encal Energy Ltd. dated
            September 15, 1997 (1)

     10.9   Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
            (1)

     10.10  SFD Survey Agreement with Renaissance Energy Ltd. dated November 1,
            1997 (1)

     10.11  SFD Survey Agreement with Renaissance Energy Ltd. dated February 1,
            1998 (Prospect Lands #1) (1)

     10.12  SFD Survey Agreement with Renaissance Energy Ltd. dated February 1,
            1998 (Prospect Lands #2) (1)

     10.13  Joint Exploration and Development Agreement with CamWest Limited
            Partnership dated April 3, 1998 (1)

     10.14  Assignment of Joint Exploration and Development Agreement with CamWest
            Exploration LLC dated January 29, 1999

     10.15  Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April
            1, 1997 (1)

     10.16  American Data License Agreement with Pinnacle Oil Inc. dated April 1,
            1997 (1)

     10.17  Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
            (1)

     10.18  Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15,
            1997 (1)

     10.19  Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
            (1)

     10.20  Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
            (1)

     10.21  Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson (1)

     10.22  Employment Agreement dated April 1, 1997 with Mr. George Liszicasz (1)

     10.23  Unsecured Convertible Promissory Note ($500,000) in favor of Mr.
            Liszicasz (1)

     10.24  Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
            (1)

     10.25  Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and
            Stinson dated October 21, 1995 (1)

     10.26  Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC (1)

     10.27  Form of Indemnification Agreement between Pinnacle Oil International, Inc.
            and each Director (1)

     10.28  Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International,
            Inc. dated November 25, 1997 (1)

     10.29  Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr. (2)

     23.1   Consent of Independent Auditors--Deloitte & Touche LLP

     23.2   Consent of Independent Auditors--BDO Dunwoody

     27     Financial Data Schedule

     99.1   Report captioned "Evaluation of Stress Field Detector Technology--
            Implications for Oil and Gas Exploration in Western Canada" dated
            September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
            (1)

     99.2   Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd. (1)

     99.3   Report captioned "SFD Data Summary" dated August 26, 1998 prepared by
            CamWest, Inc. (2)

     99.4   Report captioned "Pinnacle Oil International Inc.--Stress Field
            Detector Documentation of Certain Exploration and Evaluation
            Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung
            Associates Ltd. (1)

     (1)    Previously filed by Registrant as part of Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)

     (2)    Previously filed by Registrant as part of Amendment No. 1 to Registration
            Statement on Form 10 filed on August 31, 1998

Consolidated Financial Statements

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Pinnacle Oil International, Inc.
(formerly Auric Mining Corporation)

We have audited Consolidated Statements of Loss, Shareholders' Equity (Deficit) and Cash Flow for the year ended 31 December 1996 of Pinnacle Oil
International, Inc. (formerly Auric Mining Corporation). We have also audited the Consolidated Statements of Loss, Shareholders' Equity (Deficit) and Cash Flow for the period from 20 October 1995 (inception) to 31 December 1996 (cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended 31 December 1996 and the period from 20 October 1995 (inception) to 31 December 1996 (cumulative), in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, has an accumulated deficit and is a development stage company, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ BDO Dunwoody


Chartered Accountants
(Internationally BDO Binder)
Vancouver, British Columbia
15 March  1997

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
Pinnacle Oil International, Inc.

We have audited the accompanying Consolidated Balance Sheets of Pinnacle Oil International, Inc. (a development stage enterprise) at December 31, 1998 and 1997, and the related Consolidated Statements Of Loss And Deficit, Shareholders' Equity (Deficit) and Cash Flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards required that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements for the period ended December 31, 1995 and the year ended December 31, 1996 were audited by another firm of auditors.
Their audit report dated March 15, 1997 contained no reservations or qualifications other than the reference to the going concern presumption.


                                         /s/ Deloitte & Touche LLP


Chartered Accountants
Calgary, Alberta, Canada
March 13, 1999

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                                                             AT DECEMBER 31,
                                                                                      --------------------------------
                                                                                          1998               1997
                                                                                      -------------       ------------
                                                        ASSETS
Current assets:
 Cash............................................................................       $ 4,713,822        $   848,339
 Accounts receivable.............................................................           121,435             88,104
 Prepaid expenses and other......................................................            27,331             33,514
                                                                                      -------------       ------------
  Total current assets...........................................................         4,862,588            969,957

Deferred costs (note 7)..........................................................            93,014            154,287

Note receivable (note 5).........................................................            35,413                 --

Property and equipment, net of accumulated depreciation and
  Amortization of $90,664 and $48,551, respectively (note 4).....................           575,190             55,617
                                                                                      -------------       ------------
  Total assets...................................................................       $ 5,566,205        $ 1,179,861
                                                                                      =============       ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued liabilities........................................       $   177,350        $   225,645
 Current portion long-term liability (note 7)....................................                --             63,492
                                                                                      -------------       ------------
  Total current liabilities......................................................           177,350            289,137
Notes payable (note 6)...........................................................                --          1,110,000

Long-term liability (note 7).....................................................                --             83,028
                                                                                      -------------       ------------
  Total liabilities..............................................................           177,350          1,482,165
                                                                                      -------------       ------------
Shareholders' equity (deficit) (note 8):
 Series "A" convertible preferred stock, par value $0.001 per share
  800,000 shares authorized; 800,000 shares issued as of December 31, 1998; no
   shares issued as of December 31, 1997.........................................               800                 --

 Common stock, par value $0.001 per share
  50,000,000 shares authorized; 12,426,983 shares issued as of December 31,
   1998; 12,015,219 shares issued as of December 31, 1997........................            12,427             12,015

 Warrants........................................................................         1,132,000                 --
 Additional paid-in capital......................................................        10,040,031          1,128,276
 Accumulated deficit during the development stage................................        (5,796,403)        (1,442,595)
                                                                                      -------------       ------------
  Total shareholders' equity (deficit)...........................................         5,388,855           (302,304)
                                                                                      -------------       ------------
  Total liabilities and shareholders' equity.....................................       $ 5,566,205        $ 1,179,861
                                                                                      =============       ============

 The accompanying notes to financial statements are an integral part of these balance sheets

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF LOSS
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                                                                                OTOBER 20,
                                                                                                                    1995
                                                                                                               (INCEPTION) TO
                                                                     TWELVE-MONTHS ENDED                        DECEMBER 31,
                                                                         DECEMBER 31,                               1998
                                                      ---------------------------------------------------
                                                         1998               1997                1996            (CUMULATIVE)
                                                      -------------     ---------------     -------------     ---------------
Operating expenses:
 Administrative..................................       $   979,119        $   742,438        $   355,391         $ 2,132,136
 Amortization and depreciation...................            71,919             25,474             24,435             122,500
 Production development and support..............           251,582            223,667            101,010             576,259
 Survey and production, net of reimbursements by
  joint-venture partners of $144,396, $0 and $0,
  respectively...................................            30,026                 --                 --              30,026
 Write-down of assets............................                --             17,074                 --              17,074
                                                      -------------     --------------      -------------      --------------
   Total operating expenses......................         1,332,646          1,008,653            480,836           2,877,995
                                                      -------------     --------------      -------------      --------------

Operating loss...................................        (1,332,646)        (1,008,653)          (480,836)         (2,877,995)
                                                      -------------     --------------      -------------      --------------

Other income (expenses):
 Interest cost on promissory notes...............           (14,299)          (110,000)                --            (124,298)
 Interest income.................................           209,906             47,832              5,258             262,996
 Other income....................................            19,231                 --                 --              19,231
 Settlement of damages...........................                --            157,500                 --             157,500
                                                      -------------     --------------      -------------      --------------
   Total other income (expenses).................           214,838             95,332              5,258             315,428
                                                      -------------     --------------      -------------      --------------

Net loss for the period..........................       $(1,117,808)       $  (913,321)       $  (475,578)        $(2,562,567)
                                                      =============     ==============      =============      ==============

Basic and diluted loss per share (note 8)........            $(0.35)            $(0.08)            $(0.04)
                                                      =============     ==============      =============

Weighted average shares outstanding..............        12,392,011         11,979,385         11,472,992
                                                      =============     ==============      =============

  The accompanying notes to financial statements are an integral part of these statements

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN U.S. DOLLARS)

===================================================================================================================
                                                                                                         DEFICIT
                                                                                                          ACCUM-
                                                                                                          ULATED
                                                                                                          DURING
                                                       SERIES A                                            THE
                                                      CONVERTIBLE        COMMON STOCK      ADDITIONAL    DEVELOP-
                                  COMMON STOCK      PREFERRED STOCK        WARRANTS         PAID-IN        MENT
                                -----------------   ---------------  ------------------
                                SHARES     AMOUNT   SHARES   AMOUNT  NUMBER     AMOUNT      CAPITAL        STAGE
                                ---------  -------  -------  ------  -------  ---------    ----------    ----------
Issued at inception --
 October 20, 1995...........    5,000,000  $ 5,000       --    $ --       --     $    --    $      --     $      --

Net loss --
 Fiscal 1995................           --       --       --      --       --          --           --       (53,696)
                               ----------  -------  -------  ------  -------  ----------   ----------    ----------
Balance --
 December 31, 1995..........    5,000,000    5,000       --      --       --          --           --       (53,696)

Issued on reverse
 acquisition --
 January 30, 1996...........    5,968,281    5,968       --      --       --          --       (5,968)           --

Issued for cash --
 May 29, 1996...............      975,000      975       --      --       --          --      967,775            --

Net loss --
 Fiscal 1996................           --       --       --      --       --          --           --      (475,578)
                               ----------  -------  -------  ------  -------  ----------   ----------    ----------
Balance --
 December 31, 1996..........   11,943,281   11,943       --      --       --          --      961,807      (529,274)

 Issued for services --
  July 1, 1997..............       71,938       72       --      --       --          --      166,469            --

Net loss --
 Fiscal 1997................           --       --       --      --       --          --           --      (913,321)
                               ----------  -------  -------  ------  -------  ----------   ----------    ----------
Balance --
 December 31, 1997..........   12,015,219   12,015       --      --       --          --    1,128,276    (1,442,595)

Issued on conversion of
 promissory notes --
 February 1, 1998...........      411,764      412       --      --       --          --    1,119,588            --

Issued for cash --
 April 3, 1998..............           --       --  800,000     800       --          --    7,792,167    (2,104,000)

Issued for cash --
 April 3, 1998..............           --       --       --      --  200,000   1,132,000           --    (1,132,000)

Net loss --
 Twelve-months ended
  December 31, 1998.........           --       --       --      --       --          --           --    (1,117,808)
                               ----------  -------  -------  ------  -------  ----------   ----------    ----------
Balance --
 December 31, 1998..........   12,426,983  $12,427  800,000    $800  200,000  $1,132,000   10,040,031    (5,796,403)
                               ==========  =======  =======  ======  =======  ==========   ==========    ==========

 The accompanying notes to financial statements are an integral part of these statements

PINNACLE OIL INTERNATIONAL, INC.
(A development stage enterprise)

Consolidated Statements Of Cash Flow
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                                                                       OCTOBER 20,
                                                                                                          1995
                                                                                                     (INCEPTION) TO
                                                                      TWELVE-MONTHS ENDED             DECEMBER 31,
                                                                         DECEMBER 31,                     1998
                                                            --------------------------------------
                                                                1998          1997         1996       (CUMULATIVE)
                                                            ------------   ----------   ----------   --------------
Operating activities:                                        $(1,117,808)  $ (913,321)  $ (475,578)     $(2,560,402)
 Net loss for the period..................................
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Amortization property and equipment....................        71,919       25,474       24,435          122,314
   Amortization of deferred costs.........................        61,273           --           --           61,273
   Accounts receivable....................................       (33,331)     (75,212)      (8,060)        (116,603)
   Prepaid expenses and other.............................         6,183      (31,877)      (1,637)         (27,332)
   Due from (to) officers.................................            --           --       44,540           (4,832)
   Accounts payable.......................................       (48,295)      30,613      158,307          177,350
   Costs settled by issuance of common stock..............            --      166,541           --          166,541
   Write-down of property and equipment...................            --       28,077           --           28,077
   Accrued interest on promissory notes                           10,000      110,000           --          120,000
                                                            ------------   ----------   ----------   --------------
Net cash used in operating activities.....................    (1,050,059)    (659,705)    (257,993)      (2,033,614)

Financing activities:
 Proceeds of promissory notes.............................            --    1,000,000           --        1,100,000
 Repayment of promissory notes............................            --           --     (100,000)        (100,000)
 Issuance of common stock.................................            --           --      975,000          980,000
 Issuance of preferred stock and warrants.................     6,000,000           --           --        6,000,000
 Share issuance costs.....................................      (311,033)          --       (6,250)        (317,283)
 Repayment of long-term debt..............................      (146,520)          --           --         (146,520)
                                                            ------------   ----------   ----------   --------------
Net cash generated by financing activities................     5,542,447    1,000,000      868,750        7,516,197

Investing activities:
 Deferred financing.......................................            --       (7,766)          --           (7,766)
 Promissory note receivable...............................       (35,413)          --           --          (35,413)
 Acquisition of property and equipment....................      (591,492)      (3,811)     (91,281)        (725,582)
                                                            ------------   ----------   ----------   --------------
Net cash generated by (used in) investing activities......      (626,905)     (11,577)     (91,281)        (768,761)

Net cash inflow (outflow).................................     3,865,483      328,718      519,476        4,713,822

Cash position, beginning of period........................       848,339      519,621          145               --
                                                            ------------   ----------   ----------   --------------
Cash position, end of period..............................   $ 4,713,822   $  848,339   $  519,621      $ 4,713,822
                                                            ============   ==========   ==========   ==============

    SUPPLEMENT OF DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In February 1998, the Company issued 411,764 shares of common stock upon the conversion of promissory notes with an aggregate face value of $1,000,000 and aggregate accrued interest of $120,000. (See note 6).

 The accompanying notes to financial statements are an integral part of these statements

PINNACLE OIL INTERNATIONAL, INC.
(A development stage enterprise)

Notes To The Consolidated Financial Statements-(Continued)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

1.   BUSINESS

     (A)  NATURE OF BUSINESS

          Pinnacle Oil International, Inc. (the "Pinnacle International"), together with its wholly-owned subsidiaries, Pinnacle Oil Inc. and Pinnacle Oil Canada, Inc ("Pinnacle U.S." and "Pinnacle Canada," respectively, and together with Pinnacle International,), is a remote-sensing technology company engaged in the business of wide-area hydrocarbon (oil and natural gas) reconnaissance exploration. The Company uses Stress Field Detector or "SFD" technology to survey or reconnoiter large exploration areas from the Company's survey aircraft to identify and "high-grade" potential leads for further evaluation and drilling by the Company's strategic partners. As of March 13, 1999, the Company had entered into joint venture agreements with two such strategic partners, and an SFD survey agreement with a third such strategic partner. Each of these agreements provide for the payment of a royalty to the Company by the strategic partner, currently in the range of 5% to 8%, based upon revenues resulting from the sale of hydrocarbons produced by SFD Prospects identified by the Company. In any situation where the Company is being paid a royalty, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of these agreements also provides for the strategic partner to pay all of the Company's survey expenses in the case of two strategic partners, or one-half of all such expenses in the case of the other strategic partner.

          The joint venture agreements each also permit the Company to elect to receive a higher working interest (in percentage terms relative to a royalty interest) with respect to hydrocarbons produced by any SFD Prospect, in which case the Company must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon the Company's working interest percentage. Notwithstanding that the Company bears a share of the costs in such circumstances, the strategic partner will nevertheless still be responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

          The Company has, as of March 13, 1999, tendered a number of Recommended SFD Leads to each of its strategic partners, and one partner has commenced drilling on one such tendered prospect. A second partner anticipates that it may commence drilling activities with respect to certain Recommended SFD Leads by the end of June 1999. The Company will have no revenues until such time as these or any other tendered prospects are drilled and producing oil and gas.

          Should the Company receive revenues, it will be required to pay the licensor of the SFD, Momentum Resources Corporation ("Momentum"), pursuant to the terms of an SFD Technology License, a fee equal to 1% of "Prospect Profits" (as such term is defined in the SFD Technology License) received by the Company and its subsidiaries on or before December 31, 2000, and 5% of Prospect Profits received by the Company and its subsidiaries after December 31, 2000. Momentum is controlled and indirectly owned by certain officers,

PINNACLE OIL INTERNATIONAL, INC.
(A development stage enterprise)

Notes To The Consolidated Financial Statements-(Continued)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

          directors and significant shareholders of the Company, and provides the SFD Data to the Company pursuant to the terms of the SFD Technology License.

          Since the Company has not generated operating revenues to date, it should be considered a development stage entity. Although the Company, as a result of a $6 million private placement of convertible preferred stock and warrants in April 1998, has sufficient working capital as of December 31, 1998 ($4,685,238) to fund operations for several years, the Company's ability to continue as a going concern in the longer term will nevertheless be dependent upon any joint venture or other arrangement in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to its participants, including the Company. The Company expects it will continue to incur further losses until such time as such joint ventures and/or other arrangements make such distributions in meaningful amounts

     (B)  DEVELOPMENT OF COMPANY

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

PINNACLE OIL INTERNATIONAL, INC.
(A development stage enterprise)

Notes To The Consolidated Financial Statements-(Continued)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

          As a result of the noted transactions, Pinnacle U.S. became a wholly owned subsidiary of the Company, and currently conducts the Company's operations in the United States. The Company formed Pinnacle Canada, a federal Canadian corporation, on April 1, 1997 to conduct the Company's operations in Canada.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     (B)  RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year's presentation.

     (C)  ESTIMATES AND ASSUMPTIONS

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

     (D)  CASH AND CASH EQUIVALENTS

          For purposes of the consolidated balance sheets and statements of cash flow, the Company considers all investments with original maturities of ninety days or less to be cash and cash equivalents.

PINNACLE OIL INTERNATIONAL, INC.
(A development stage enterprise)

Notes To The Consolidated Financial Statements-(Continued)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

     (E)  PROPERTY, EQUIPMENT AND COMPUTER SOFTWARE

          Property, equipment and computer software are stated at cost. Depreciation or amortization (as the case may be) is provided by the declining balance method over the estimated service lives of the respective assets as follows:

           Airplane................................................................................         25%
           Computer equipment......................................................................         30%
           Computer software.......................................................................        100%
           Equipment...............................................................................         20%
           Furniture and fixtures..................................................................         20%
           Vehicles................................................................................         30%
           Leasehold improvements..................................................................         20%

          Management periodically reviews the carrying value of property, equipment and computer software to ensure that any permanent impairment in value is recognized and reflected in the results from operations.

     (F)  PRODUCTION DEVELOPMENT AND SUPPORT EXPENDITURES

          The Company expenses all production development and support expenditures as a research and development cost, with the exception of hardware and software expenditures, which are capitalized. Production development and support expenditures consist primarily of the cost, including allocable salaries, to: (i) develop, improve and test the SFD Survey System and SFD Data interpretation functions; (ii) conduct field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners); and (iii) develop, organize, staff and train the Company's research and development, survey and interpretation operational functions.

     (G)  SURVEY AND PRODUCTION EXPENDITURES

          The Company expenses all survey and production costs (after netting costs reimbursed to the Company by its strategic partners). Survey and production costs consist primarily of: (i) aircraft operating costs, travel expenses and allocable salaries of Company personnel while on survey assignment; and (ii) allocable salaries of Company personnel while interpreting SFD Data for the Company's strategic partners. Since survey and production costs are incurred before drilling commences and estimated reserves are proven, they will not be capitalized under the full cost method of accounting, even if the Company elects to participate on a working-interest basis with respect to any SFD Prospect identified as a result of the associated SFD survey activity.

          Should the Company elect to participate on a working-interest basis with respect to any SFD Prospect, all contributions by the Company for drilling and development with respect to such SFD Prospect will be recorded under the full cost method of accounting for oil and gas. Under the full cost method of accounting, all costs associated with drilling and development activities

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

     will be capitalized on a country by country basis, and will be amortized on the unit of production method based on estimated proven developed reserves of each country. If a particular country does not prove to be commercially viable, the associated drilling and development costs will be expensed at such time. The Company has not elected to participate on a working interest basis with respect to any SFD Prospect as of December 31, 1998, and has therefore not capitalized any drilling and development costs as of such date.

(H)  FOREIGN CURRENCY TRANSLATION

     The Company's current activities result in transactions denominated in both U.S. and Canadian dollars. Management considered the following in the process to determine the Company's functional currency: (i) financings, both of equity and debt, have been denominated in U.S. funds; (ii) in excess of 50% of the Company's operating expenditures are paid or denominated in U.S. funds; (iii) 90% of the Company's total assets throughout fiscal 1998 and fiscal 1997 were denominated in U.S. funds, and the Company maintains its cash and short term investments in U.S. dollars, only converting to Canadian dollars to the extent necessary to pay Canadian denominated liabilities; and (iv) the business environment in which the Company operates is significantly impacted by the price of oil, which is denominated in US dollars. Management anticipates that future revenues, business activities and debt financings will be conducted in the United States. The Company has determined, based on the noted factors, that the United States dollar is the appropriate functional currency for measurement and reporting purposes.

     Assets and liabilities denominated in Canadian dollars are translated at the rate of exchange in effect at the balance sheet date. Transaction gains and losses relating to the conversion of year end balances denominated in Canadian dollars and revenue and expenses denominated in Canadian dollars are included within operating results.

     The exchange rates between the Canadian and U.S. dollar were:

                                                 BALANCE
                                                SHEET DATE
                                               (DECEMBER 31)     AVERAGE
                                             ---------------   ----------
     1998...................................       1.48            1.54
     1997...................................       1.43            1.38
     1996...................................       1.37            1.36

(I)  BASIC LOSS PER COMMON SHARE

     The Company's basic loss per share is computed, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), by dividing the net loss for the period attributable to holders of common stock by the weighted average number of shares outstanding for the period. The Company's diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if dilutive securities were exercised or converted into common stock (the calculation of diluted loss per share does not include the conversion or exercise of securities if their effect is anti-dilutive).

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

     The calculation of diluted loss per share also takes into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of the Company's securities. (See note 8).

(J)  DERIVATIVES

     From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. The Company is not engaged in any forward contracts at December 31, 1998.

(K)  STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations in accounting for its employee and director stock options. No compensation expense has been recorded for any period under APB 25, because the exercise price of all options granted to date to the Company's employees and directors have equaled the market price of the underlying stock on the effective date of grant. (See note 8).

     Had the Company elected to follow the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), it would have recorded additional compensation costs of approximately $343,200 and $68,000 for the twelve-month periods ended December 31, 1998 and December 31, 1997, respectively (no options were granted to employees for the twelve-month period ended December 31, 1996). These amounts are determined using an option pricing model using the following assumptions: (i) no dividends are paid, (ii) an average vesting period of three years, (iii) a weighted average annualized volatility of the Company's share price of 56%; and (iv) a weighted average annualized risk free interest rate at 5.2%. The following pro forma financial information presents the net loss for the period and loss per common share for these twelve-month periods had the Company adopted SFAS 123:

                                                                                  DECEMBER 31,
                                                                      -------------------------------------
                                                                            1998                   1997
                                                                      ---------------         -------------
Net loss for the period......................................             $(1,460,808)            $(981,321)

Deemed distribution to holders of preferred
stock and warrants (see notes 2(i) and 8)....................              (3,236,000)                   -
                                                                      ---------------         -------------

Net loss for the period for purposes of determining
basic and diluted loss per common share.......................            $(4,696,808)            $(981,321)
                                                                      ---------------         -------------

Basic and diluted loss per common share......................             $     (0.38)            $   (0.08)
                                                                      ===============         =============

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

     (L)  RECENT PRONOUNCEMENTS

          The implementation of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is required for all for fiscal years beginning after December 15, 1997. The Company had no items that would be included in a Comprehensive Income Statement for any of the periods ended December 31, 1998.

          In September 1997, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" which revises existing rules for employers' disclosures about pensions and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will not effect the Company's consolidated financial position, results of operations or cash flows.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standard for accounting and reporting derivative instruments. SFAS No. 133 is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is not currently planning on early adoption of SFAS No. 133, and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on the Company's consolidated financial position.

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The effects of adoption must be reported as a cumulative change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company expects that the impact of adoption of SOP 98-5 will not materially effect the Company's consolidated financial position, results of operations or cash flows.

3.   ACQUISITION OF SUBSIDIARY

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

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

4.   PROPERTY AND EQUIPMENT

                                                                                         December 31,
                                                                             -----------------------------------
                                                                                    1998                1997
                                                                             ---------------     ---------------
     Airplane.............................................................          $220,092            $     --
     Computer equipment...................................................            72,875              10,486
     Computer software....................................................            15,165               1,447
     Equipment............................................................            41,201               1,672
     Furniture and fixtures...............................................           132,425              24,379
     Leasehold improvements...............................................            72,793                  --
     SFD Survey System (including software)...............................            47,918                  --
     Tools................................................................               890                  --
     Vehicle..............................................................            62,495              66,184
                                                                             ---------------     ---------------
        Property and equipment............................................           665,854             104,168
     Less accumulated depreciation and amortization.......................            90,664              48,551
                                                                             ---------------     ---------------
        Net property and equipment........................................          $575,190            $ 55,617
                                                                             ===============     ===============

5.   NOTE RECEIVABLE

     In September 1998, the Company loaned an employee the sum of Cdn. $54,756 (U.S. $35,760) for the purchase of a residence in connection with the employee's relocation to Calgary, Alberta. The terms of the underlying promissory note provide for principal and accrued interest on the loan to be repaid on a monthly basis, with payment of principal determined on the basis of a 300-month amortization rate, and with a variable interest rate computed at the Company's floating interest rate for liquid investments (presently 5 1/2%).

6.   NOTES PAYABLE

     During the year ended December 31, 1997, two officers and directors of the Company loaned the Company $1,000,000 pursuant to unsecured, convertible promissory notes. These loans, which bear interest at the rate of 12% per annum, were payable on or before January 31, 1998. The officers had the right, pursuant to the terms of the promissory notes, to convert the obligations under the notes into the Company's common stock based upon a ratio of one share per $4.07 in converted principal and interest, and the Company had the right, pursuant to the terms of the promissory notes, to convert the obligations under the notes into the Company's common stock based upon a ratio of one share per $2.72 in converted principal and interest. The Company elected in February 1998, after the notes became due, to convert the notes into 411,764 shares of common stock in settlement of $1,000,000 in principal and $120,000 in accrued interest.

7.   LONG-TERM LIABILITY AND DEFERRED COSTS

     The Company purchased an insurance policy on November 20, 1997 to facilitate operations for the next three years, and financed the premium pursuant to a loan agreement in the original principal amount of $150,000, bearing interest at 6.44% per annum. The Company was obligated to make monthly

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

    payments of principal and interest in the amount of $4,884 to a maturity date of May 22, 1999. The Company elected to pay the outstanding balance in full in June 1998.

8.  SHARE CAPITAL AND STOCK OPTIONS AND WARRANTS

    In February 1998, the Company issued 411,764 shares of common stock to two officers and directors of the Company in settlement of $1,120,000 in principal and accrued interest under two unsecured convertible promissory notes held by such officers and directors. (See note 6).

    In April 1998, in connection with entering into a joint venture agreement, the Company raised $6,000,000 through a private placement to an affiliate of the joint-venture partner of: (i) 800,000 shares of series A convertible preferred stock, par value $0.001 (which preferred stock was authorized by the Company on April 1, 1998); and (ii) two-year warrants to purchase 200,000 shares of the Company's common stock at $7.50 per share in the event of the dissolution and winding-up of the Company. Each share of preferred stock (1) is convertible into one common share, (2) commencing April 3, 2000, may be redeemed by the Company at $7.50 per share, and (3) has a $7.50 liquidation preference should the Company wind-up and dissolve. The preferred shares are not entitled to payment of any dividends, although such shares may, under certain circumstances, participate in dividends on the same basis as if such shares had been converted into common shares.

    Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the
    Company: (i) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features, (ii) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares, and (iii) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation. Appropriate adjustment for the deemed distribution was also taken into consideration in calculating the Company's basic loss per common share, thereby increasing the basic loss per share from $0.08 to $0.35.

    During the fiscal year ended December 31, 1998, the Company granted options to purchase 285,000 shares of its common stock, all of which were granted to certain employees and directors. The exercise price for all of these options were fixed at the trading price for the common stock as of the effective date of grant. No outstanding options were exercised or cancelled during the 1998 fiscal year.

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================


     As of December 31, 1998, there were outstanding options to purchase 500,000 shares of the Company's common stock, of which 150,000 options were vested, as set forth below:

                                                                                                OPTIONS
                                                                                                  OUT-          OPTIONS
                                                             EFFECTIVE                          STANDING        VESTED
                                                              GRANT             EXERCISE        DEC. 31,        DEC. 31,
     TYPE OF OPTION                                            DATE               PRICE          1998(3)        1998(4)
     ---------------------------------------------------   --------------    --------------   -------------   -----------
     Director Non-qualified.............................       5-12-97        $    5.81(1)        75,000          65,000
     Director Non-qualified.............................       5-20-97        $    5.25(1)        90,000          60,000
     Employee Incentive.................................      11-24-97        $    9.50(1)        50,000          10,000
     Director Non-qualified.............................       3-10-98        $    8.31(1)        45,000          15,000
     Employee Incentive.................................       5-12-98        $    8.25(2)        70,000               0
     Employee Incentive.................................       8-24-98        $    8.25(1)       145,000               0
     Employee Incentive.................................       10-1-98        $8.12 1/2(1)        25,000               0
                                                                                              -------------   -----------
                                                                                                 500,000         150,000

------------------

     (1) The exercise price for these options was the trading price as of the effective date of grant.
     (2) The exercise price for these options was the trading price as of the effective date of approval by the Compensation Committee of the Board.
     (3) As of December 31, 1997, 165,000 director non-qualified options and 50,000 employee incentive options were outstanding.
     (4) As of December 31, 1997, 55,000 director non-qualified options and no employee incentive options were vested.

     The director non-qualified options held by certain currently serving directors vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, subject to the re-election of each such director at each annual meeting of the Company or of its subsidiary. The employee incentive options vest over three to five years from the grant date, depending upon recipient, based upon the continued provision of services as an employee. Both the director non-qualified and employee incentive options generally lapse, if unexercised, five years from the date of vesting.

     In August 1996, in connection with the amendment of the License by Momentum for the purpose, among other things, of indefinitely extending the termination date of the License, the Company agreed it would grant to Momentum, commencing on January 1, 2001, Performance Options entitling Momentum to purchase 16,000 shares of the Company's common stock at the then current trading price for each month (after 2000) in which SFD Prospect production exceeds 20,000 barrels of hydrocarbons. No Performance Options have been granted to Momentum as of December 31, 1998.

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
================================================================================

9.   INCOME TAXES

     (A)  NET OPERATING LOSS CARRYFORWARDS

          As of December 31, 1998, the Company had net operating loss carryforwards available to reduce taxable income in future years as follows:

                               COUNTRY                        AMOUNT         EXPIRATION DATE
          ---------------------------------------------     ----------       ---------------
          United States................................     $1,465,000          2010--2018

          Canada.......................................     $1,035,000          2002--2005


     (B)  NET OPERATING LOSS CARRYFORWARDS

          As of December 31, 1998, the Company had deferred assets as follows:

                                                                          STATUTORY
                                                            AMOUNT         TAX RATE         TAX BENEFIT
                                                         -------------   -------------   ----------------
          Tax asset related to depreciation.........      $    8,500         34%             $   2,900

          Tax benefit of loss carryforwards.........       2,500,000         34%               850,000

          Valuation reserve.........................                                          (852,900)
                                                                                         ----------------
                                                                                             $     --
                                                                                         ================

          As of December 31, 1997, the Company had deferred assets as follows:

                                                                                                STATUTORY
                                                                                AMOUNT           TAX RATE         TAX BENEFIT
                                                                             --------------     ----------      ---------------
          Tax asset related to depreciation......................              $    8,500            34%           $   2,900

          Tax benefit of loss carryforwards......................               1,414,000            34%             480,700

          Valuation reserve......................................                                                   (483,600)
                                                                                                                ---------------
                                                                                                                   $     --
                                                                                                                ===============

10.  LITIGATION

     During the year ended December 31, 1997, the Company received $157,500 in cash on the settlement of a lawsuit pertaining to a breach of contract action.

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include:

                                                                                                     DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                       1998             1997              1996
                                                                                    ----------       ----------       -----------
          Legal fees accrued to three law firms with partners and
          directors in common during fiscal 1998.................................   $  142,131       $  322,769       $       --

          Wages and benefits paid to two directors acting in their capacity as
          officers and managers for the Company during fiscal 1998...............      240,000          165,101          163,072

          Accounts payable due to officers.......................................           --           12,167               --

          Accounts receivable due from officers..................................        1,335               --            4,832

     The Company is obligated under the Restated Technology Agreement to pay to Momentum, which is indirectly owned and controlled by certain officers, directors and significant shareholders of the Company, a fee equal to 1% of all "Prospect Revenues" from oil and gas production received on or before December 31, 2000, and 5% of all Prospect Revenues thereafter. No Prospect Revenue has been generated as of December 31, 1998.

12.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and long-term liability. The fair value of these financial instruments approximates carrying values due to the short-term to maturity of the financial instruments and similarity to current market rates. The Company estimates the fair value of the promissory notes payable using discounted cash flows assuming a borrowing rate equal to the U.S. prime plus 8%.

                                                                          Years Ended December 31,
                                                               --------------------------------------------------
                                                                       1998                        1997
                                                               ------------------------   -----------------------
                                                               Carrying                    Carrying
                                                               Amount       Fair Value      Amount    Fair Value
                                                               --------    ------------   ----------  -----------
          Promissory note payable.........................     $   --       $     --      $1,110,000   $1,088,000

     It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

13.  COMMITMENTS

     In January 1998, the Company entered into a five-year non-cancelable operating lease for office space. As of December 31, 1998, future annual base rent payments based upon current square footage and

PINNACLE OIL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


     commitments, but exclusive of operating cost and other pass-through items, were as follows (in Canadian dollars):

        1999 (12 MONTHS)................................................  $ 68,604
        2000 (12 months)................................................    68,604
        2001 (12 months)................................................    68,604
        2002 (12 months)................................................    68,604
        2003 (1 month)..................................................     5,717

14.  SEGMENTED INFORMATION

     The Company operated in only one business segment as its operating activities are related to oil and natural gas exploration through the analysis of data obtained from remote-sensing technology.

     The Company is in the development stage and the majority of its revenues have been from interest earned on cash and cash equivalents.

     The Company has operations in both the United States and Canada as follows:


                                                    United
                                                    States           Canada          Total
     Revenues:                                     --------          ------         --------
          As at December 31, 1998...............   $210,498          $4,341         $214,839

          As at December 31, 1997...............    209,516           1,074          210,590

          As at December 31, 1996...............      5,258              --            5,258

     Property and Equipment:

     As at December 31, 1998 and 1997, all material property and equipment was located in Canada.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

Calgary, Alberta, Canada

                                    PINNACLE OIL INTERNATIONAL, INC.

                                    By:  /s/  George Liszicasz
                                              George Liszicasz, Chief Executive
                                               Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 1999 and in the capacities indicated.

  /s/ George Liszicasz                                      Chief Executive Officer and Chairman
---------------------------------------
      George Liszicasz


  /s/ John M. Woodbury, Jr.                                 Chief Financial Officer (principal accounting
---------------------------------------
      John M. Woodbury, Jr.                                 and financial officer) and Secretary


  /s/ R. Dirk Stinson                                       President and Director
---------------------------------------
      R. Dirk Stinson


  /s/ Lorne Carson*                                         Director
---------------------------------------
      Lorne Carson


  /s/ Jon E.M. Jacoby *                                     Director
---------------------------------------
      Jon E.M. Jacoby


  /s/ K. Rick Turner *                                      Director
---------------------------------------
      K. Rick Turner


  /s/ Dennis R. Hunter *                                    Director
---------------------------------------
      Dennis R. Hunter


 */s/ George Liszicasz
---------------------------------------
      George Liszicasz
      (Attorney in Fact)