Form 10-Q
period 1999-03-31
PINNACLE OIL INTERNATIONAL INC
filed 1999-05-17
CIK 1009922

      As filed with the Securities and Exchange Commission on May 17, 1999

================================================================================

                       Securities And Exchange Commission

                             Washington, D.C. 20549

                               _________________

                                   FORM 10-Q
                               _________________
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 1999; Or

[ ]  Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027


                       PINNACLE OIL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

            Nevada                                          61-1126904
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  Suite 750 Phoenix Place, 840-7/th/ Avenue,
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

         12,431,983 shares of Common Stock, par value $0.001 per share

================================================================================

                        PINNACLE OIL INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.............................................   2

Item 1.   Financial Statements..............................................   2

          Consolidated Balance sheets.......................................   2

          Consolidated Statements Of Loss...................................   3

          Consolidated Statements Of Shareholders' Equity...................   4

          Consolidated Statements Of Cash Flow..............................   5

          Notes To Financial Statements.....................................   6

Item 2.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations.........................................  12

          General...........................................................  12

          Overview..........................................................  12

          Results Of Operations.............................................  14

          Liquidity And Capital Resources...................................  15

          Outlook And Prospective Capital Requirements......................  15

          Other Matters.....................................................  16

          Uncertainties And Other Factors That May Affect The
          Company's Future Results And Financial Condition..................  17

Item 3.   Quantitative And Qualitative Disclosures About Market Risk........  23

PART II   OTHER INFORMATION.................................................  24

Item 1.   Legal Proceedings.................................................  24

Item 2.   Changes In Securities And Use Of Proceeds.........................  24

Item 3.   Defaults Upon Senior Securities...................................  24

Item 4.   Submission Of Matters To A Vote Of Security Holders...............  24

Item 5.   Other Information.................................................  24

Item 6.   Exhibits..........................................................  25

          Exhibits..........................................................  25

          Reports on Form 8--K..............................................  25

                                   Advisement

This Quarterly Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbors created by those sections. These forward-looking statements generally reflect the current expectations or beliefs of the Company and its management, based on currently available information, regarding the future results of operations, performance and achievements of the Company, or industry results. The Company has tried, wherever possible, to identify these forward-looking statements by, among other things, using words as "believe," "anticipate," "expect," predict," "intend," "may," "will" and other similar expressions and variations. However, these words are not the exclusive means of identifying such statements. In addition, any statements in this Quarterly Report which refer to expectations, projections or other characterizations of future events or circumstances also constitute forward-looking statements.

Any forward-looking statements contained in this Quarterly Report are inherently subject to known and unknown uncertainties, risks and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from those expressed in, or implied by, such forward-looking statements. These uncertainties, risks and other factors may include, but are not necessarily limited to, those uncertainties and factors identified in Part I, Items 2 and 3, of this Quarterly Report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations--Uncertainties And Other Factors That May Affect The Company's Future Results And Financial Condition," and "Quantitative And Qualitative Disclosures About Market Risk," respectively, as well as those generally contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Readers are cautioned not to put undue reliance on any such forward-looking statement.

The Company undertakes no obligation to publicly release the results of any revision to any forward-looking statement contained in this Quarterly Report which may be made to reflect events or circumstances occurring subsequent to the filing of this Quarterly Report with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Quarterly Reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any Current Reports on Form 8-K filed by the Company.

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                          Consolidated Balance sheets
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                  At March 31,
                                                                                         --------------------------------
                                                                                            1999                 1998
                                                                                         -----------          -----------
                                      ASSETS
Current assets:
 Cash............................................................................        $ 4,410,835          $   385,180
 Accounts receivable.............................................................            126,577              139,506
 Prepaid expenses and other......................................................            116,041               31,426
                                                                                         -----------          -----------
  Total current assets...........................................................          4,653,453              556,112

Note receivable (note 5).........................................................             34,507                   --

Deferred costs (note 6)..........................................................                 --              139,635

Property and equipment, net of accumulated depreciation and
  amortization of $133,357 and $56,163, respectively (note 2(e)).................            600,280              269,410
                                                                                         -----------          -----------
  Total assets...................................................................        $ 5,288,240          $   965,157
                                                                                         ===========          ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities........................................        $   139,822          $   322,757
 Current portion long-term liabilities (note 5)..................................                 --               43,956
                                                                                         -----------          -----------
  Total current liabilities......................................................            139,822              366,713

Long-term liabilities (note 6)...................................................                 --               83,028
                                                                                         -----------          -----------
  Total liabilities..............................................................            139,822              449,741

Shareholders' equity (note 7):
 Series "A" convertible preferred stock, par value $0.001 per share:
  800,000 shares authorized; 800,000 shares issued as of
  March 31, 1999; no shares issued as of March 31, 1998..........................                800                   --
 Common stock, par value $0.001 per share:
  50,000,000 shares authorized; 12,431,983 shares issued as of
  March 31, 1999; 12,426,983 shares issued as of March 31, 1998..................             12,432               12,427
 Warrants........................................................................          1,132,000                   --
 Additional paid-in capital......................................................         10,086,877            2,247,864
 Accumulated deficit during the development stage................................         (6,083,691)          (1,744,875)
                                                                                         -----------          -----------
  Total shareholders' equity.....................................................          5,148,418              515,416
                                                                                         -----------          -----------
  Total liabilities and shareholders' equity.....................................        $ 5,288,240          $   965,157
                                                                                         ===========          ===========

             The accompanying notes to financial statements are an
                     integral part of these balance sheets

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                        Consolidated Statements Of Loss
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                  October 20,
                                                                                                                      1995
                                                                             Three Months Ended                  (inception) to
                                                                                  March 31,                         March 31,
                                                                         -------------------------------              1999
                                                                             1999                1998             (cumulative)
                                                                         -----------         -----------          -----------
Operating expenses:
 Administrative..................................................        $   196,870         $   255,942          $ 2,309,733
 Amortization and depreciation (note 2(e)).......................             45,426               7,612              167,926
 Survey operation support and development (note 2(f))............             93,703              10,633              669,962
 Survey and data analysis, net of reimbursements by
  Joint-venture partners of $24,447 and $36,583,
  respectively (note 2(g)).......................................             19,865              22,678               49,891
 Write-down of assets............................................                 --                  --               17,074
                                                                         -----------         -----------          -----------
   Total operating expenses......................................           (355,864)           (296,865)          (3,214,586)

Operating loss...................................................           (355,864)           (296,865)          (3,214,586)

Other income (expenses):
 Interest cost on promissory notes...............................                 --             (10,000)            (124,299)
 Interest income.................................................             50,856               6,988              313,852
 Other income....................................................                 --                  --               19,231
 Foreign currency gain (loss) (note 2(h))........................             17,720              (2,403)              (1,553)
 Settlement of damages...........................................                 --                  --              157,500
                                                                         -----------         -----------          -----------
   Total other income (expenses).................................             68,576              (5,414)             364,731

Net loss for the period..........................................        $  (287,288)        $  (302,280)         $(2,849,855)
                                                                         ===========         ===========          ===========
Basic and diluted loss per share (note 2(i)).....................        $     (0.02)        $     (0.02)
                                                                         ===========         ===========
Weighted average shares outstanding..............................         12,430,761          12,285,153
                                                                         ===========         ===========

              The accompanying notes to financial statements are
                     an integral part of these statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                Consolidated Statements Of Shareholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                    Series A                                                  Deficit
                                                  Convertible          Common Stock                         Accumulated
                            Common Stock        Preferred Stock          Warrants           Additional      During the
                        ---------------------   ----------------   --------------------       Paid-in       Development
                          Shares      Amount    Shares    Amount   Number       Amount        Capital          Stage
                        ----------    -------   -------   ------   -------    ----------    -----------     -----------
Issued at inception
 -- October 20, 1995.    5,000,000    $ 5,000        --     $ --        --    $       --    $        --     $        --

Net loss --
 Fiscal 1995.........           --         --        --       --        --            --             --         (53,696)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1995...    5,000,000      5,000        --       --        --            --             --         (53,696)

Issued on reverse
 acquisition --
 January 30, 1996....    5,968,281      5,968        --       --        --            --         (5,968)             --

Issued for cash --
 May 29, 1996........      975,000        975        --       --        --            --        967,775              --

Net loss --
 Fiscal 1996.........           --         --        --       --        --            --             --        (475,578)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1996...   11,943,281     11,943        --       --        --            --        961,807        (529,274)

Issued for services
 -- July 1, 1997.......     71,938         72        --       --        --            --        166,469              --

Net loss --
 Fiscal 1997.........           --         --        --       --        --            --             --        (913,321)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1997...   12,015,219     12,015        --       --        --            --      1,128,276      (1,442,595)

Issued on conversion
 of promissory notes
 -- February 1, 1998.      411,764        412        --       --        --            --      1,119,588              --

Issued for cash --
 April 3, 1998.......           --         --   800,000      800        --            --      7,792,167      (2,104,000)

Issued for cash --
 April 3, 1998.......           --         --        --       --   200,000     1,132,000             --      (1,132,000)

Net loss --
 Fiscal 1998.........           --         --        --       --        --            --             --      (1,117,808)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1998...   12,426,983     12,427   800,000      800   200,000     1,132,000     10,040,031      (5,796,403)

Issued for cash --
 February 22, 1999...        5,000          5        --       --        --            --         46,846              --

Net loss --
 Three months ended
 March 31, 1999......           --         --        --       --        --            --             --        (287,288)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 March 31, 1999......   12,431,983    $12,432   800,000     $800   200,000    $1,132,000    $10,086,877     $(6,083,691)
                        ==========    =======   =======     ====   =======    ==========    ===========     ===========

    Supplement Of Disclosure Of Non-Cash Investing And Financing Activities

In February 1998, the Company issued 411,764 shares of common stock upon the conversion of promissory notes with an aggregate face value of $1,000,000 and aggregate accrued interest of $120,000. (See note 7).

              The accompanying notes to financial statements are
                     an integral part of these statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements Of Cash Flow
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                 October 20,
                                                                                                                    1995
                                                                              Three Months Ended                (inception) to
                                                                                   March 30,                      March 30,
                                                                         ------------------------------             1999
                                                                            1999                1998             (cumulative)
                                                                         ----------           ---------           -----------
Operating activities:                                                    $ (287,288)          $(302,280)          $(2,847,690)
 Net loss for the period.......................................
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Amortization property and equipment.........................              45,426               7,612               167,740
   Amortization of deferred costs..............................              93,014                                   154,287
   Accounts receivable.........................................              (5,142)            (51,402)             (121,745)
   Prepaid expenses and other..................................             (88,710)              2,088              (116,043)
   Due from (to) officers......................................                                                        (4,832)
   Accounts payable............................................             (37,529)             97,112               139,822
   Costs settled by issuance of common stock...................                  --                  --               166,541
   Write-down of property and equipment........................                  --                  --                28,077
   Accrued interest on promissory notes........................                  --              10,000               120,000
                                                                         ----------           ---------           -----------
     Net cash used in operating activities.....................            (280,229)           (236,870)           (2,313,843)

Financing activities:
 Proceeds of promissory notes..................................                  --                  --             1,100,000
 Repayment of promissory notes.................................                 906                  --               (99,094)
 Issuance of common stock......................................              47,500                  --             1,027,500
 Issuance of preferred stock and warrants......................                  --                  --             6,000,000
 Share issuance costs..........................................                (649)                 --              (317,931)
 Repayment of long-term debt...................................                  --                  --              (146,520)
                                                                         ----------           ---------           -----------
     Net cash generated by financing activities................              47,758                  --             7,563,954

Investing activities:
 Deferred financing............................................                  --              (4,884)               (7,766)
 Promissory note receivable....................................                  --                  --               (35,413)
 Acquisition of property and equipment.........................             (70,516)           (221,405)             (796,098)
                                                                         ----------           ---------           -----------
     Net cash generated by (used in) investing activities......             (70,516)           (226,289)             (839,277)

Net cash inflow (outflow)......................................            (302,987)           (463,159)            4,410,834

Cash position, beginning of period.............................           4,713,835             848,339                    --
                                                                         ----------           ---------           -----------

Cash position, end of period...................................          $4,410,835           $ 385,180           $ 4,410,834
                                                                         ==========           =========           ===========

              The accompanying notes to financial statements are
                     an integral part of these statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                         Notes To Financial Statements
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


1.   The Company

     Pinnacle Oil International, Inc. ("Pinnacle International"), together with its wholly-owned subsidiaries, Pinnacle Oil Inc. and Pinnacle Oil Canada, Inc ("Pinnacle U.S." and "Pinnacle Canada," respectively), is a remote-sensing technology company engaged in the business of wide-area hydrocarbon (oil and natural gas) reconnaissance exploration. Pinnacle International, Pinnacle U.S. and Pinnacle Canada are collectively referred to as the "Company."

2.   Significant Accounting Policies

     These financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial reporting and reflect the following significant accounting policies:

     (a)  Basis of presentation

          These consolidated financial statements include the accounts of Pinnacle International and its wholly owned subsidiaries, Pinnacle U.S. and Pinnacle Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

          These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission relating to the preparation of Quarterly Reports and
          Article 10 of Regulation S--X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the result of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements included in Pinnacle International's Annual Report on Form 10--K for its fiscal year ended December 31, 1998, as filed with the United States Securities and Exchange Commission on March 31, 1999.

     (b)  Reclassifications

          Certain prior fiscal quarterly amounts have been reclassified to conform to the current fiscal quarter's presentation.

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

     (e)  Property, Equipment and Computer Software

          Property, equipment and computer software are stated at cost. Depreciation or amortization (as the case may be) is derived from the applicable declining balance method for such assets over their estimated service lives as follows:

          Airplane......................................................   25%
          Computer equipment............................................   30%
          Computer software.............................................  100%
          Equipment.....................................................   20%
          Furniture and fixtures........................................   20%
          Leasehold improvements........................................   20%
          Tools.........................................................   20%
          Vehicles......................................................   30%

          Management periodically reviews the carrying value of property, equipment and computer software to ensure that any permanent impairment in value is recognized and reflected in the results from operations.

     (f)  Survey Operation Support and Development Expenditures

          The Company expenses all survey operation support and development expenditures as a research and development cost, with the exception of hardware and software expenditures, which are capitalized. Survey operation support and development expenditures consist primarily of the cost, including allocable salaries, to: (i) develop, improve and test the SFD Survey System and SFD Data interpretation functions; (ii) conduct field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners); and (iii) develop, organize, staff and train the Company's research and development, survey and interpretation operational functions.

     (g)  Survey and Data Analysis Expenditures

          The Company expenses all survey and data analysis costs (after netting costs reimbursed to the Company by its strategic partners). Survey and data analysis costs consist primarily of: (i) aircraft operating costs, travel expenses and allocable salaries of Company personnel while on survey assignment; and (ii) allocable salaries of Company personnel while interpreting SFD Data for the Company's strategic partners. Since survey and data analysis costs are incurred before drilling commences and estimated reserves are proven, they are capitalized under the full cost method of accounting, even if the Company elects to participate on a working-interest basis with respect to any SFD Prospect identified as a result of the associated SFD survey activity.

          Should the Company elect to participate on a working-interest basis with respect to any SFD Prospect, all contributions by the Company for drilling and development with respect to such SFD Prospect will be recorded under the full cost method of accounting for oil and gas. Under the full cost method of accounting, all costs associated with drilling and development activities will be capitalized on a country by country basis, and will be amortized on the unit of production method based on estimated proven developed reserves of each country. If a particular country does not prove to be commercially viable, the associated drilling and development costs will be expensed at such time. The Company has not elected to participate on a working interest basis with respect to any SFD Prospect as of March 31, 1999, and has therefore not capitalized any drilling and development costs as of such date.

     (h)  Foreign currency translation

          The Company's current activities result in transactions denominated in both U.S. and Canadian dollars, and management has determined that the United States dollar is the appropriate functional currency for measurement and reporting purposes.

          Assets and liabilities denominated in Canadian dollars are translated at the rate of exchange in effect at the balance sheet date. Transaction gains and losses relating to the conversion into U.S. dollars of year end balances denominated in Canadian dollars, and revenue and expenses denominated in Canadian dollars, are classified as foreign currency gains or losses.

          The exchange rates between the Canadian and U.S. dollar were:

                                        Balance
                                       Sheet Date
                                       (March 31)             Average
                                       ----------             -------
          1999......................      1.53                 1.51
          1998......................      1.44                 1.43


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

     (j)  Recent pronouncements

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

3.   Reverse Acquisition

     Pinnacle International acquired Pinnacle U.S. on January 20, 1996 in a transaction accounted for as a "Reverse Acquisition" in accordance with United States Generally Accepted Accounting Principles. The Reverse Acquisition was effected by the issuance of 10,090,675 common shares of Pinnacle International (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares, in exchange for all of the outstanding shares of Pinnacle U.S. As a result of the application of the noted accounting principles governing Reverse Acquisitions, Pinnacle U.S. (and not Auric Mining Corporation) was treated as the "acquiring" or "continuing" entity for financial accounting purposes. The business combination has been accounted for as an issuance of stock by Pinnacle U.S. in exchange for the tangible net assets of Auric Mining Corporation, valued at fair value, which approximate historical costs. Accordingly, the consolidated statements of loss and shareholders' equity (deficit) of the Company are deemed to be a continuation of Pinnacle U.S.'s financial statements, and therefore reflect (i) the operations of Pinnacle U.S. from the date of its formation (October 20, 1995) through to the date the effective date of the Reverse Acquisition (January 20, 1996), and (ii) the consolidated operations of Pinnacle International thereafter.

4.   Property and Equipment

                                                               March 31,
                                                         ---------------------
                                                           1999         1998
                                                         ---------    --------
     Airplane........................................... $ 238,653    $    --
     Computer equipment.................................    91,981      27,555
     Computer software..................................    14,695       3,950
     Equipment..........................................    40,888       2,687
     Furniture and fixtures.............................   122,381     121,361
     Leasehold improvements.............................   105,376      85,019
     SFD Survey System (including software).............    54,710      11,538
     Tools..............................................     2,459         --
     Vechicle...........................................    62,494      43,668
                                                         ---------    --------
       Property and equipment...........................   733,637     295,778
     Less accumulated depreciation and amortization.....  (133,357)    (26,368)
                                                         ---------    --------
       Net property and equipment....................... $ 600,280    $269,410
                                                         =========    ========

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

6.   Long-Term Liability and Deferred Costs

     The Company purchased an insurance policy in November 1997 to facilitate operations for the next three years, and financed the premium pursuant to a loan agreement in the original principal amount of $150,000, bearing interest at 6.44% per annum. The Company was obligated to make monthly payments of principal and interest in the amount of $4,884 to a maturity date in May, 1999. The Company elected to pay the outstanding balance in full in June 1998.

7.   Share Capital And Options And Warrants

     During the year ended December 31, 1997, two officers-directors of the Company loaned the Company $500,000 each pursuant to unsecured, convertible promissory notes. These loans, which accrued interest at the rate of 12% per annum, were payable on or before January 31, 1998. Pursuant to the terms of the promissory notes evidencing the loans, each officer-director each had the right to convert the outstanding balance into the Company's common stock based upon a ratio of one share per $4.07 in converted principal and interest, and the Company had the right to convert the outstanding balance into the Company's common stock based upon a ratio of one share per $2.72 in converted principal and interest. The Company elected in February 1998, after the notes became due, to convert the notes into 411,764 shares of common stock in settlement of $1,200,000 in aggregate principal and accrued interest.

     In April 1998, in connection with entering into a joint venture agreement, the Company raised $6,000,000 through a private placement to an affiliate of the joint-venture partner of: (i) 800,000 shares of series A convertible preferred stock, par value $0.001 (which preferred stock was authorized by the Company on April 1, 1998); and (ii) two-year warrants to purchase 200,000 shares of the Company's common stock at $7.50 per share in the event of the dissolution and winding-up of the Company. Each share of preferred stock (1) is convertible into one common share; (2) commencing April 3, 2000, may be redeemed by the Company at $7.50 per share; and (3) has a $7.50 liquidation preference should the Company wind-up and dissolve. The preferred shares are not entitled to payment of any dividends, although such shares may, under certain circumstances, participate in dividends on the same basis as if such shares had been converted into common shares.

     Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the Company: (i) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features; (ii) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares; and (iii) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation.

     No options were granted by the Company during the three-month interim fiscal period ended March 31, 1999. During the three-month interim fiscal period ended March 31, 1998, the Company granted options to purchase 45,000 shares of its common stock to one director. The exercise price for these options was fixed at the trading price for the common stock as of the effective date of grant. No outstanding options were exercised or cancelled during the three-month interim fiscal periods ended March 31, 1999 or 1998, respectively.

     As of March 31, 1999, there were outstanding options to purchase 500,000 shares of the Company's common stock, of which 165,000 options were vested, as set forth below:

                                                                                   Options
                                                                                     Out-            Options
                                                                                   Standing          Vested
                                              Effective        Excercise           Mar. 31,          Mar. 31,
     Type of Option                           Grant Date         Price             1999(3)            1999(4)
     -------------------------------------    ----------       ---------          ---------          --------
     Director Non-qualified...............     5-12-97        $    5.81(1)          75,000            65,000
     Director Non-qualified...............     5-20-97        $    5.25(1)          90,000            60,000
     Employee Incentive...................    11-24-97        $    9.50(1)          50,000            10,000
     Director Non-qualified...............     3-10-98        $    8.31(1)          45,000            30,000
     Employee Incentive...................     5-12-98        $    8.25(2)          70,000                 0
     Employee Incentive...................     8-24-98        $    8.25(1)         145,000                 0
     Employee Incentive...................     10-1-98        $8.12 1/2(1)          25,000                 0
                                                                                  ---------          --------
                                                                                   500,000           165,000

     ---------------------------------------------------
     (1) The exercise price for these options was the trading price as of the effective date of grant.
     (2) The exercise price for these options was the trading price as of the effective date of approval by the Compensation Committee of the Board.
     (3) As of March 31, 1998, 165,000 director non-qualified options and 50,000 employee incentive options were outstanding.
     (4) As of March 31, 1998, 55,000 director non-qualified options and no employee incentive options were vested.

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

     In August 1996, in connection with the amendment of the License by Momentum for the purpose, among other things, of indefinitely extending the termination date of the License, the Company agreed it would grant to Momentum, commencing on January 1, 2001, Performance Options entitling Momentum to purchase 16,000 shares of the Company's common stock at the then current trading price for each month (after December 31, 2000) in which SFD Prospect production exceeds 20,000 barrels of hydrocarbons. No Performance Options have been granted to Momentum as of March 31, 1999.

8.   Commitments

     In January 1998, the Company entered into a five-year non-cancelable operating lease for office space. As of March 31, 1999, future annual base rent payments based upon current square footage and commitments, but exclusive of operating cost and other pass-through items, were as follows (in Canadian dollars):

     1999 (9 months)......................................        $51,452
     2000 (12 months).....................................         68,604
     2001 (12 months).....................................         68,604
     2002 (12 months).....................................         68,604
     2003 (1 month).......................................          5,717

9.   Subsequent Events

     In May 1999, Pinnacle International raised $6 million through the sale in a private placement of 400,000 unregistered shares of its common stock at a price of $15 per share.

     Also in May 1999, Pinnacle International agreed to grant stock options to each of two newly hired executive officers entitling each such employee to purchase 500,000 unregistered shares of common stock. The first 300,000 options granted to each of such executive officers vest incrementally over a period of 4 years of continuous employment, with the first increment of 85,000 shares vesting one year from the date of employment, the second increment of 90,000 shares vesting two years from the date of employment; the third increment of 95,000 shares vesting three years from the date of employment, and the last increment of 30,000 shares vesting four years from the date of employment. The purchase price per share for these options is $14 per share, which reflects the trading price for Pinnacle International's common stock as of the date negotiations were entered into (although each executive officer reserves the right to stipulate a $15 per share exercise price based upon the noted private placement if advantageous for income tax purposes). The remaining 200,000 options granted to each of such executive officers vest incrementally over a period of 5 years of continuous employment, with the first increment of 75,000 shares vesting four years from the date of employment, and the last increment of 125,000 shares vesting five years from the date of employment. The purchase price per share for these options will be the closing price for Pinnacle International's common stock on April 30, 2001. The noted options generally lapse five years from date of vesting, unless the executive officer's employment is terminated, in which case they lapse two years from date of vesting.

     Further in May 1999, Pinnacle International agreed to grant incentive stock options to each of two newly hired employees entitling such employees to purchase 50,000 and 20,000 unregistered shares of common stock at $14 per share and $17 per share, respectively. These options vest in equal increments on the first through fifth anniversary dates of the effective date of employment, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Part I,
Item 1, of this Quarterly Report.

Overview

Pinnacle Oil International, Inc. ("Pinnacle International"), together with its wholly-owned subsidiaries, Pinnacle Oil Inc. and Pinnacle Oil Canada, Inc ("Pinnacle U.S." and "Pinnacle Canada," respectively), is a remote-sensing technology company engaged in the business of wide-area hydrocarbon (oil and natural gas) reconnaissance exploration. Pinnacle International, Pinnacle U.S. and Pinnacle Canada are collectively referred to as the "Company."

The Company uses Stress Field Detector or "SFD" technology to survey or reconnoiter large exploration areas from the Company's survey aircraft at speeds in excess of 150 mph to identify and "high-grade" potential SFD Leads for further evaluation and drilling by the Company's strategic partners, CamWest Exploration LLC ("CamWest Exploration"), Encal Energy Ltd. ("Encal Energy") and Renaissance Energy Ltd. ("Renaissance Energy"). The SFD is a recently developed technology which the Company adapted for airborne survey operations and field tested for independent geologists and the Company's strategic partners in 1996 and 1997, and commenced SFD survey activities on a full commercial basis for its strategic partners in early 1999. No wells have been drilled to date using the SFD Technology, although, as of March 31, 1999, the Company has tendered 37 Recommended SFD Leads to its strategic partners for geological and geophysical evaluation since mid-1998, and one strategic partner (Encal Energy) has since spudded one well with drilling results anticipated by mid-1999, and a second strategic partner (CamWest Exploration) anticipates it will commence initial drilling activities in June 1999. The Company will have no revenues until such time as these or any other tendered SFD Leads are drilled and producing oil and gas.

The SFD captures non-electromagnetic energy patterns (which the Company refers to as "stress fields") which the Company believes result from subsurface mechanical stress in rocks and subsurface fluid pressures. The Company processes and interprets the waveforms associated with these energy patterns through several different modes of operation and analysis wherein the Company uses the SFD as both an inferential detection tool to identify geologic structures and features and porosity levels from which the presence of hydrocarbons may be deduced, as well as a direct detection tool which identifies the actual presence of oil, gas and water and the relative amount of these accumulations. The SFD affords the Company with the relatively inexpensive ability to obtain near real-time analysis and interpretation of potential hydrocarbon accumulations in a matter of days or weeks, as compared to months, and in some cases years, in the case of the seismic methods currently employed by the oil and gas exploration industry for wide area exploration or reconnaissance. These cost and time advantages will ultimately enable the Company's strategic partners to effectuate potentially significant reductions in their "finding costs," i.e., the cost of wide-area seismic, the cost to acquire land for exploration, and the cost to drill and complete exploratory wells.

The Company's current business strategy is to enter into joint venture and other arrangements with a small and select number of reputable, experienced, well-capitalized hydrocarbon exploration, drilling and production companies pursuant to which the Company will identify SFD Prospects in geographically defined exploration areas selected by these strategic partners in return for a revenue-based royalty or working interest (as opposed to a fixed fee), and the strategic partner will finance the acquisition and development of the SFD Prospects.
These strategic arrangements will ultimately encompass both domestic prospects (located within the United States and Canada) and international prospects, as well as off-shore prospects.

As currently structured, Pinnacle U.S. will enter into arrangements with strategic partners to exploit SFD Prospects principally located in the United States, and Pinnacle Canada will enter into arrangements with strategic partners to exploit to exploit SFD Prospects principally located in Canada. To effectuate such structure, Pinnacle Canada and Pinnacle U.S. have each entered into certain sublicensing arrangements with the Company pursuant to which each of such subsidiaries receive SFD Data from the Company in payment of a royalty to the Company based upon such subsidiary's respective revenues.

As of March 31, 1999, Pinnacle U.S. and Pinnacle Canada had entered into a joint venture agreement with two such strategic partners, United States-based CamWest Exploration and Canadian-based Encal Energy, respectively, and Pinnacle Canada had entered into an SFD survey agreement with a third such strategic partner, Canadian-based Renaissance Energy. Each of these agreements provide for the payment of a royalty to the applicable subsidiary by the strategic partner, currently in the range of 5% to 8%, based upon revenues resulting from the sale of hydrocarbons produced by SFD Prospects identified by such subsidiaries. In any situation where the subsidiary is being paid a royalty, each strategic partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for such prospect (if it has not already done so), and to conduct all drilling, production and marketing activities necessary to exploit such prospect. Each of the joint venture agreements also provides for the applicable strategic partner (CamWest Exploration or Encal Energy) to pay all of the survey expenses of the applicable subsidiary, while the survey agreement requires the third strategic partner (Renaissance Energy) to pay one-half of all such expenses.

The joint venture agreements each also permit the applicable subsidiary to elect to receive a higher working interest (in percentage terms relative to a royalty interest) with respect to hydrocarbons produced by any SFD Prospect, in which case such subsidiary must bear its share of the acquisition (if necessary), drilling and production costs incurred with respect to such prospect based upon its applicable working interest percentage. Notwithstanding that such subsidiary bears a share of the costs in such circumstances, the strategic partner (CamWest Exploration or Encal Energy) will nevertheless still be responsible for conducting and managing all drilling, production and marketing activities to exploit the SFD Prospect.

Should the Company receive revenues, it will be required to pay the licensor of the SFD, Momentum Resources Corporation ("Momentum"), pursuant to the terms of an SFD Technology License, a fee equal to 1% of "Prospect Profits" (as such term is defined in the SFD Technology License) received by the Company on or before December 31, 2000, and 5% of Prospect Profits received by the Company after December 31, 2000. Momentum, which provides the SFD Data to the Company pursuant to the terms of an SFD Technology License, is controlled and indirectly owned by the Company's controlling shareholders, Mr. George Liszicasz, the chief executive officer and a director of the Company, and Mr. R. Dirk Stinson, also a director of the Company.

Since the Company has not generated operating revenues to date, it should be considered a development stage entity. As a result of a $6 million private placement of the Company's securities in April 1998, the Company has sufficient working capital as of the date of this Quarterly Report ($4,513,631) to fund operations for the next two years, including increased levels of operations facilitated by recent and anticipated additional staffing. The Company has also raised an additional $6,000,000 through the private placement of 400,000 unregistered shares of common stock through May 17, 1999, which gives the Company flexibility to fund operations for an additional several years if required, or to fund additional capital projects if management deems such expenditures to be appropriate. The Company's ability to continue as a going concern in the longer term will nevertheless be dependent upon any joint venture or other arrangement in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to its participants, including the Company. The Company expects it will continue to incur further losses until such time as such joint ventures and/or other arrangements make such distributions in meaningful amounts. (See "Outlook and Prospective Capital Requirements" below).

For additional information relating to the Company and its business, see Pinnacle International's Annual Report on Form 10--K for its fiscal year ended December 31, 1998.

Results Of Operations

The Company had no oil and gas royalty or working interest revenues for its three-month interim fiscal periods ended March 31, 1999 and 1998 (the "first quarter of 1999" and the "first quarter of 1998," respectively).

The Company incurred total operating expenses of $355,864 for the first quarter of 1999, as compared to $296,865 for the first quarter of 1998, representing a $58,999, or 19.9%, overall increase.

The $58,999 increase in total operating expense for the first quarter of 1999 over the first quarter of 1998 was primarily attributable to an $83,070, or 781.2%, increase in production development and support expenditures from $10,633 to $93,703, and a $37,814, or 496.8%, increase in amortization and depreciation from $7,612 to $45,426; partially offset by a $59,072, or 23.1%, decrease in administrative expense from $255,942 to $196,870, and a $2,813, or 12.4%, decline in net (unreimbursed) survey and data analysis expenditures from $22,678 to $19,865.

The $59,072 decrease in administrative expense for the first quarter of 1999 over the first quarter of 1998 was primarily attributable to a $94,659 decrease in legal expense from $101,001 to $6,342; partially offset by across-the-board net increases in costs to support the Company's increased level of business activities in the first quarter of fiscal 1999, the most significant of which were increases of $14,084 in rent and property taxes and $10,839 in wages and benefits.

Survey operation support and expenditures consist primarily of the cost, including allocable salaries, of: (i) developing, improving and testing the various components of the SFD Survey System; (ii) conducting field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners); and
(iii) developing the Company's research and development and survey functions. The $83,070 increase in these expenditures for the first quarter of 1999 over the first quarter of 1998 was attributable primarily to the cost of further developing and refining the SFD Data interpretation functions of the SFD Survey System, and secondarily to expenditures incurred in developing the Company's research and development and survey functions

Survey and data analysis expenditures consist primarily of the cost, including allocable salaries, of commercial SFD survey activities for the Company's strategic partners, which costs consist primarily of: (i) aircraft operating costs, travel expenses and allocable salaries of Company personnel while on survey assignment (after netting direct survey costs reimbursed to the Company by its strategic partners); and (ii) allocable salaries of Company personnel while interpreting SFD Data for the Company's strategic partners. Although the Company incurred gross survey and data analysis expenditures of $44,312 and $59,261 for the first quarters of 1999 and 1998, respectively, its net survey and data analysis expenditures for these respective periods were only $19,865 and $22,678 as the result of the Company's strategic partners reimbursing $24,447 and $36,583 of these costs for these respective periods pursuant to the terms of their respective agreements with the Company.

The Company is in the process of effectively doubling its survey operation and support staff through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and anticipates that total operating expenses will increase significantly on a quarterly basis through the end of fiscal 1999 as a result of the increase level of operations facilitated by these additions.

The Company incurred $10,000 in interest expense for the first quarter of 1998, as compared to $0 for the first quarter of 1999. The noted expense primarily represents interest accrued on $1 million in loans made to the Company in January of 1997 by Messrs. R. Dirk Stinson and George Liszicasz, which loans were converted into Common Stock on February 1, 1998.

The Company earned $50,856 in interest income for the first quarter of 1999, as compared to $6,988 for the first quarter of 1998. The increase in interest income was attributable to higher cash balances in the Company's accounts as a result of a $6,000,000 private placement of the Company's securities in April 1998.

The Company incurred a $17,720 foreign currency gain in the first quarter of 1999, as compared to a $2,403 foreign currency loss for the first quarter of 1998. The foreign currency gains and losses are attributable to the conversion of the Company's Canadian-dollar denominated year-end balances and revenue and expenses denominated in Canadian dollars into U.S. dollars in consolidating the Company's accounts.

Liquidity And Capital Resources

The Company's cash flow requirements from the inception of Pinnacle U.S. (October 20, 1995) through March 31, 1999 were funded principally from: (i) a private placement of the Company's Common Stock in the amount of $975,000 in February 1996; (ii) loans to the Company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, of which the outstanding balance of principal and accrued interest was subsequently converted into 411,764 shares of common stock in February 1998; and (iii) a private placement of convertible preferred stock and warrants in the amount of $6 million in April of 1998. The Company has since raised an additional $6,000,000 through the private placement of 400,000 unregistered shares of common stock through May 17, 1999.

The Company's cash position as of March 31, 1999 and March 31, 1998 was $4,410,835, and $385,180, respectively, as compared to $4,713,822 and $848,339 as of the beginning of each such respective period. The Company principally maintains its cash in a money-market account which invests in United States government and government-backed securities.

The $302,987 decrease in the Company's cash position for the first quarter of 1999 was attributable $280,229 in cash used in operating activities and $70,516 in cash used in investing activities, partially offset by $47,758 in cash generated by financing activities. The $463,159 decrease in the Company's cash position for the first quarter of 1998 was attributable $236,870 in cash used in operating activities and $226,289 in cash used in investing activities.

The Company's operating activities required cash in the amount of $280,229 for the first quarter of 1999, as compared to cash requirements of $236,870 for the first quarter of 1998. The $280,229 in cash used in operating activities for the first quarter of 1999 reflected the Company's net loss of $287,288 for such period, as decreased for non-cash deductions for amortization ($138,440) and a net increase in non-cash working capital balances ($131,380). The $236,870 in cash used in operating activities for the first quarter of 1998 reflected the Company's net loss of $302,280 for such period, as decreased for non-cash deductions (interest accrued of $10,000 and amortization of $7,612), and a net decrease in non-cash working capital balances ($47,798).

The Company generated cash of $47,758 from financing activities for the first quarter of 1999, as compared to generating cash of $0 from financing activities for the first quarter of 1998. The $47,758 in cash generated in the first quarter of 1999 was primarily comprised of the net proceeds of the issuance of common stock upon the exercise of employee options.

The Company used cash in the amount of $70,516 for investing activities for the first quarter of 1999, as compared to cash used in investing activities in the amount of $226,289 for the first quarter of 1998. The principal use of cash for both the first quarter of 1999 and 1998 was to acquire property and equipment.

Outlook And Prospective Capital Requirements

The Company's ability to begin earning revenues and profits is dependent upon joint ventures or other arrangements in which the Company participates successfully identifying, financing, developing, extracting and marketing oil and natural gas accumulations for a profit, and making distributions of distributable cash flow from such profits to the parties to such ventures, including to the Company. As of the date of this Quarterly Report, the Company has commenced identifying and tendering Recommended SFD Leads to each of its three strategic partners, and anticipates, based upon discussions with each of its strategic partners, that such strategic partners will commence drilling activities with respect to a number of these leads by mid-1999. The Company does not anticipate it will receive meaningful revenues until the last quarter of 1999 at the earliest.

No assurance can be given that the SFD Prospects described above, if confirmed by the Company's strategic partners using seismic or other methodologies, will be drilled at all or by projected drilling dates due to, among other things, factors such as the perceived economics of drilling at such time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Even if an SFD Prospect is drilled, no assurance can be given that the well will produce commercially viable quantities of oil or gas. See "Uncertainties And Other Factors That May Affect The Company's Future Results And Financial Condition--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners- -Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

The Company expects it will continue to incur further losses until such time as any joint venture or other arrangement makes distributions in meaningful amounts. The Company estimates it will incur operating costs of approximately $1.5 million over the twelve-month period ended March 31, 2000. In April 1998, the Company raised $6 million through a private placement of convertible preferred stock and warrants, which will enable the Company to fund its operations for at least the next twelve months following the date of this Quarterly Report.

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

Year 2000 Compliance

Management has reviewed the Company's internal computer systems and software products for Year 2000 problems, and believes they are generally Year 2000 compliant. The Company uses two types of computer software, proprietary software developed in-house by the Company's programming personnel, and industry software acquired for use with the Company's computer systems. The Company's proprietary software has been designed by the Company's programming personnel to be free of year 2000 problems, and the industry software used by the Company are recent versions which have been updated by their manufacturer to address year 2000 issues. The Company is not reliant upon third parties, and has sufficient back-up documentation to recover any loss due to the failure of a third party's computers as the result of Year 2000 problems. In the event Year 2000 considerations do arise, management does not believe such considerations will materially impact the Company's internal operations or future financial or operating results or future financial condition.

Uncertainties And Other Factors That May Affect The Company's Future Results And Financial Condition

The following represent uncertainties, risks and other factors which, in addition to information and financial data set forth elsewhere in this Quarterly Report, may affect the Company's future results of operations and/or financial condition, and which should be considered carefully in evaluating the Company and its business.

Matters Generally Relating To The Company And Its Business

Continuing Operating Losses; Development Stage Entity.   The Company has not
generated operating revenues to date, and should be considered a development stage entity. The Company's ability to increase revenues and generate profits will depend primarily upon the successful implementation of the Company's business plan, which is dependent upon one or more of the Company's joint venture partners successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects identified by the Company, and making distributions to the Company of gross-overriding royalties and, in certain cases, working interest distributions, to the Company. No assurance can be given that the Company will be successful in implementing its business plan, or that the revenues of the Company will commence or be sustained, or that the Company will be able to achieve or sustain profitable operations. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible.

Limited Operating History.   The Company has a limited operating history upon
which any evaluation of the Company and its long-term prospects might be based. The Company did not commence its business plan for the exploitation of the SFD Survey System until December of 1995. The Company is subject to the risks inherent in a new business enterprise, as well as the more general risks inherent to the operation of an established business. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by all companies engaged in the extremely volatile and competitive oil and gas markets. Any future success that the Company might achieve will depend upon many factors, including factors which will be beyond its control or which cannot be predicted at this time. These factors may include changes in hydrocarbon and exploration technologies; price and product competition; developments and changes in the international oil and gas market; changes in the Company's strategy; changes in expenses; the timing of research and development expenditures; the level of the Company's international revenues; fluctuations in foreign exchange rates; general economic conditions, both in the United States and Canada; and economic and regulatory conditions specific to the areas in which the Company competes, among others. To address these risks, the Company must, among other things, continue to respond to competitive developments; attract, retain and motivate qualified personnel; implement and successfully execute its business plan; obtain additional joint venture partners; negotiate additional working interests and participations; and upgrade and perfect the SFD Survey System. There can be no assurance that the Company will be successful in addressing these risks.

Uncertain Discovery Of Viable Commercial Prospects.   The Company's future
success is dependent upon its ability, through utilization of the SFD Survey System, to locate commercially viable hydrocarbon accumulations for development by its strategic partners. Based on the Company's business plan, the Company will be dependent on both (i) the efficacy of the SFD Survey System in locating SFD Prospects; and (ii) the cooperation and capital of joint-venture and other strategic partners in exploiting such prospects. Although the results of the SFD Survey System as a geologic structural identification tool have been satisfactorily tested by the Company's strategic partners, the Company can make no representations, warranties or guaranties that the SFD Survey System will be able to consistently locate hydrocarbons or oil and gas prospects, or that such prospects will be commercially exploitable. There can be no assurance that the Company will be able to discover commercial quantities of oil and gas, or that the Company's joint venture partners will have success in acquiring properties at low finding costs and in drilling productive wells. Because the Company's revenues will be solely from gross-overriding royalties and, in certain cases, working interest distributions, from its strategic partners with respect to prospects identified by the SFD Survey System, an inability of the Company to identify and exploit commercially viable hydrocarbon accumulations would have a material and adverse effect on the Company's business and financial position.

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

Reliance On Strategic Partners; Non-Operator Status.   The Company has and will
rely upon its strategic partners for opportunities to participate in exploration prospects, through gross overriding royalties from producing SFD Prospects and, in certain cases, equity participation on a working interest basis from producing SFD Prospects. The Company focuses exclusively on exploration and the review and identification of viable prospects through the SFD Survey System, and relies upon its strategic partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside the Company's control, or controlled by the Company's strategic partner(s) as the operators of the project(s), in accordance with the applicable agreements between the Company and such strategic partners. Such factors include: (i) the selection and approval of prospects for lease/acquisition and exploratory drilling; (ii) obtaining favorable leases and required permitting for projects;
(iii) the availability of capital resources of the strategic partner for land acquisition and drilling expenditures; (iv) the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and (iv) the timing and amount of distributions from the production. The Company's reliance on its strategic partners, and its limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from the Company's interest in projects, and on the Company's overall financial condition.

Risk Of Exploratory Drilling Activities.   Pursuant to the Company's business
plan, the Company's revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which the Company participates through agreements with its strategic partners, in the form of a gross overriding royalty or, in certain cases, a working interest or other participation right. The success of such prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost to the applicable strategic partner of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The inability to successfully locate and drill wells that will produce commercial quantities of oil and gas would have a material adverse effect on the Company's business, financial position and results of operations.

Volatility Of Oil And Natural Gas Prices.   Although the Company's primary
efforts are focused on locating commercially viable prospects and obtaining gross overriding royalty and, in certain cases, working interest participations, the Company's ultimate profitability, cash flow and future growth will be affected by changes in prevailing oil and gas prices. Oil and gas prices have been subject to wide fluctuations in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, to market uncertainty and a variety of additional factors that are beyond the control of the Company, including economic, political and regulatory developments, and competition from other sources of energy. It is impossible to predict future oil and natural gas price movements with any certainty. The Company does not currently engage in hedging activities. As a result, the Company may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. No assurances can be given as to the future level of activity in the oil and gas exploration and development industry, or as to the future demand for the technology offered by the Company. An extended or substantial decline in oil and gas prices would have a material adverse effect on (i) the ability of the Company to negotiate favorable joint ventures with viable industry participants;
(ii) the volume of oil and gas that could be economically produced by the joint ventures in which the Company participates; (iii) the Company's access to capital; and (iv) the Company's financial position and results of operations. See Part II, Item 3, captioned "Quantitative And Qualitative Disclosures About Market Risk."

Competition.   The Company competes directly with independent, technology-driven exploration and service companies, and indirectly (through its strategic partnerships) with major and independent oil and gas companies in its exploration for and development of commercial oil and gas properties. With respect to the SFD Survey System, the Company has experienced and expects to continue to experience competition from numerous hydrocarbon exploration competitors, which offer a wide variety of geological and geophysical services. Many of such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater historical market acceptance than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to changes in customer requirements, or to devote greater resources to the development, promotion and sales of their services than the Company. There can be no assurance that the Company's competitors will not develop exploration services that are superior to those of the Company, or that such technologies will not achieve greater market acceptance than the SFD Survey System. Increased competition could impair the Company's ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect the Company's business, operating results and financial condition.

The oil and gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. The Company's strategic partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to the Company. Such competitive disadvantages could adversely affect the Company's ability to participate in projects with favorable rates of return.

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

Dependence On Key Personnel.   The Company's success depends to a significant
extent on the continued efforts of its senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of the SFD Technology who is the Chief Executive Officer and a director of the Company, and who is responsible for the development of the SFD Survey System (including the SFD Technology) and the interpretation of SFD Data. While the Company has entered into an employment agreement with its senior management team, Mr. Liszicasz is not obligated, (and as a result of his relationships with Momentum may in the future be unable), to devote his entire undivided time and effort to or for the benefit of the Company. The Company does not currently carry key person life insurance on its executive officers. The services of Mr. Liszicasz would be extremely difficult to replace since he is the inventor of, and has intimate knowledge of, the theoretical basis of the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, and has also developed the methodologies used to interpret the SFD Data, and the loss of his services would likely have a material adverse effect on the business, results of operations and financial condition of the Company. While the Company is presently training personnel to operate the SFD Survey System and to interpret the SFD Data, no assurance can be given that these personnel could fully replace Mr. Liszicasz with respect to these functions, at least in the short-term. Moreover, the Company does not know if it would be able to successfully replicate the SFD Survey System and, in particular, the SFD Technology and the SFD Sensor, in the event of the loss of Mr. Liszicasz. The Company's ability to implement its growth strategies also depends upon its continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, professional and/or technical employees, or that it will be able to attract and retain additional highly qualified managerial, professional and/or technical personnel in the future. The inability to attract and retain the necessary personnel could impede the growth of the Company. (See "Management of Growth" below).

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

Matters Relating to Canadian Government Regulation And Industry Conditions

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

Matters Relating To The Company's Common Stock

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

Limited Public Trading Market.   There is only a limited public market on the
NASD OTC Electronic Bulletin Board for the Common Stock, and no assurance can be given that a broad and/or active public trading market for such securities will develop or be sustained. The Company is under no obligation to take any action to improve the public market for such securities, including, without limitation, filing an application to list of the Common Stock on any stock exchange or any over the counter market.

No Likelihood Of Dividends.   The Company plans to retain all available funds
for use in its business, and therefore does not plan to pay any cash dividends with respect to its securities in the foreseeable future. Hence any holders of the Common Stock could not expect to receive any distribution of cash dividends with respect to such securities.

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

Conflicts Of Interest.   Mr. George Liszicasz (the Chief Executive Officer and a
director and principal stockholder of the Company) and Mr. Dirk Stinson (a director and principal stockholder of the Company) indirectly own and control both Pinnacle International and Momentum. Momentum owns the SFD Technology, and provides raw SFD Data to the Company for its exclusive use in identifying oil and natural gas prospects under the SFD Technology License. However, Momentum reserves the exclusive right under the SFD Technology License to use SFD Technology and the SFD Data for purposes other than oil and natural gas exploration. Additionally, although Mr. Liszicasz has entered into an employment agreement with the Company, he is not obligated, (and as a result of his relationships with Momentum may in the future be unable), to devote his entire undivided time and effort to or for the benefit of the Company. As a result of the foregoing relationships amongst the Company, Momentum and Messrs. Liszicasz and Stinson, certain conflicts of interests between the Company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise including, among others: (i) the inability of Mr. Liszicasz to devote his undivided time and attention to the affairs of the Company; and (ii) the proper exercise by Messrs. Liszicasz and/or Stinson of their fiduciary duties on behalf of the Company in connection with any matters concerning Momentum such as, by way of example and not limitation, disputes regarding the validity, scope or duration of the SFD Technology License; the exploitation of corporate opportunities; rights to proprietary property and information; maintenance of confidential information as between entities; and potential competition between the Company and Momentum. The Company and Messrs. Liszicasz and Stinson have executed disclosures and consents with respect to these conflicts. Nevertheless, such disclosures and consents will not remediate any such conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of such conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of the conflicts prove to be irreconcilable, Messrs. Liszicasz and Stinson may be forced to resign their positions with the Company.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's primary market risks will be related to market changes in oil and gas prices (See Part I, Item 2, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-- Uncertainties And Other Factors That May Affect The Company's Future Results And Financial Condition-- Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since the Company's royalty revenues will be tied to the price at which its strategic partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact the Company's royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a 1% increase or decrease in the Company's royalty with respect to the sale of such oil or gas). Should the Company elect a working interest in lieu of a royalty interest, its working interest revenue base would be similarly affected, except that such affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in the Company's working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

The Company would not anticipate that any decline in world oil and gas prices would adversely affect the Company's operations (i.e., force the Company or its strategic partners to slow down or cut-back SFD survey or interpretation operations or Company staff) insofar as a primary benefit of the SFD technology is to reduce finding costs, which benefit becomes more important as oil and gas prices decline. A decline in oil and gas prices could, however, force a strategic partner to curtail exploration drilling operations since these operations are ordinarily funded out of available cash flow which, in turn, is dependent upon oil and gas prices. This eventuality would adversely affect the Company's future cash flows since these prospects would not be drilled until the strategic partner obtained sufficient capital. (Even if exploration activities are curtailed, however, a decline in oil and gas prices raises opportunities to acquire and "bank" SFD-qualified prospects at lower acquisition prices, which can then be drilled when oil and gas prices increase).

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

The Company also currently maintains the bulk of its available cash in money-market accounts maintained in U.S. dollars. The Company's interest income from these short-term investments would be affected by any material changes in interest rates within the United States.

                          PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings or, to the knowledge of the Company, contemplated or threatened legal proceedings, to which the Company or its subsidiaries are or may become a party, or with respect to properties of the Company or of its subsidiaries. As of the date of this Quarterly Report, there are, to the knowledge of the Company, no material proceedings to which any director, officer of affiliate of the Company is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiary.

Item 2.  Changes In Securities And Use Of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits

Exhibit 27 - Financial Data Table

Reports on Form 8--K

None


                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10--Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 17th day of May, 1999.

                            Pinnacle Oil International, Inc.

                            By: /s/ George Liszicasz
                                ----------------------------------------------
                                George Liszicasz, Chief Executive Officer



                            By: /s/ John M. Woodbury, Jr.
                                ----------------------------------------------
                                John M. Woodbury, Jr., Chief Financial Officer