Form 10-Q
period 1999-06-30
PINNACLE OIL INTERNATIONAL INC
filed 1999-08-16
CIK 1009922

    As filed with the Securities and Exchange Commission on August 16, 1999

===============================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               _________________

                                   FORM 10--Q
                               _________________
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-Month Period Ended June 30, 1999; Or

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


Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing
requirements for the past 90 days:        Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         12,836,983 shares of common stock, par value $0.001 per share

================================================================================

                        PINNACLE OIL INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.............................................   2
Item 1.   Financial Statements..............................................   2
          Consolidated Balance sheets.......................................   2
          Consolidated Statements Of Loss...................................   3
          Consolidated Statements Of Shareholders' Equity...................   4
          Consolidated Statements Of Cash Flow..............................   5
          Notes To Financial Statements.....................................   6
Item 2.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations..............................
          General...........................................................  13
          Overview..........................................................  13
          Results Of Operations.............................................  14
          Liquidity And Capital Resources...................................  15
          Outlook And Prospective Capital Requirements......................  16
          Other Matters.....................................................  17
          Uncertainties And Other Factors That May Affect Our
          Future Results And Financial Condition............................  17
Item 3.   Quantitative And Qualitative Disclosures About Market Risk........  26
          Oil And Gas Price Fluctuations....................................  26
          Currency Fluctuations.............................................  26
          Interest Rate Fluctuations........................................  27
PART II   OTHER INFORMATION.................................................  27
Item 1.   Legal Proceedings.................................................  27
Item 2.   Changes In Securities And Use Of Proceeds.........................  27
Item 3.   Defaults Upon Senior Securities...................................  27
Item 4.   Submission Of Matters To A Vote Of Security Holders...............  27
Item 5.   Other Information.................................................  27
Item 6.   Exhibits..........................................................  27
          Exhibits..........................................................  27
          Reports on Form 8--K..............................................  27

                                  Advisement

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbors created by those sections. Generally speaking, any statements in this report which refer to characterizations of future events or circumstances constitute forward-looking statements. You may generally identify the forward-looking statements contained in this report by the words "anticipate," "expect," predict," "project," "estimate," "plan," "intend," "believe," "may," "will" and other similar expressions and variations, although these words are not the exclusive means of identifying such statements.

The forward-looking statements contained in this report generally reflect our current expectations or beliefs, based on currently available information, regarding our future results of operations, performance and achievements, or industry results, and are inherently subject to known and unknown uncertainties, risks and other factors which may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such forward-looking statements. These uncertainties, risks and other factors may include, but are not necessarily limited to, those uncertainties and factors identified in Part I, Items 2 and 3, of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition," and "Quantitative And Qualitative Disclosures About Market Risk," respectively, as well as those generally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Readers are cautioned not to put undue reliance on any such forward-looking statement.

Readers are urged to carefully review and consider the various forward-looking statements and other disclosures we make in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business and an investment in our securities, including the following:

 .  Our Annual Report on Form 10-K for the fiscal year ended December 31, 1998,

 . Any Quarterly Reports on Form 10-Q we may filed during the remainder of fiscal 1999, and

 .  Any Current Reports on Form 8-K we may file.

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                          Consolidated Balance sheets
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                 At June 30,
                                                                                        --------------------------------
                                                                                            1999                1998
                                                                                        ------------        ------------
                                   ASSETS

Current assets:
 Cash............................................................................        $10,120,006         $ 5,645,408
 Accounts receivable.............................................................             97,574              99,878
 Prepaid expenses and other......................................................             77,666             154,627
                                                                                        ------------        ------------
  Total current assets...........................................................         10,295,246           5,899,913

Note receivable [note 5].........................................................             34,651                  --

Property and equipment, net of accumulated depreciation and
  amortization of $159,747 and $38,696, respectively [notes 2(g) and 4]..........            575,520             262,259
                                                                                        ------------        ------------

  Total assets...................................................................        $10,905,417         $ 6,162,172
                                                                                        ============        ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities........................................        $   135,135         $   127,097
                                                                                        ------------        ------------
  Total current liabilities......................................................            135,135             127,097

Shareholders' equity:
 Series "A" convertible preferred stock, par value $0.001 per share:
  800,000 shares authorized; 800,000 shares issued as of
  June 30, 1999 and June 30, 1998 [note 7].......................................                800                 800
 Common stock, par value $0.001 per share:
  50,000,000 shares authorized; 12,836,983 shares issued as of
  June 30, 1999; 12,426,983 shares issued as of June 30, 1998 [note 6)]..........             12,837              12,427
 Warrants [notes 7 and 9]........................................................          1,132,000           1,132,000
 Additional paid-in capital......................................................         16,133,273          10,082,031
 Accumulated deficit during the development stage................................         (6,508,628)         (5,192,183)
                                                                                        ------------        ------------
  Total shareholders' equity.....................................................         10,770,282           6,035,075
                                                                                        ------------        ------------
  Total liabilities and shareholders' equity.....................................        $10,905,417         $ 6,162,172
                                                                                        ============        ============


  The accompanying notes to financial statements are an integral part of these balance sheets

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                        Consolidated Statements Of Loss
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                                                                               October 20,
                                                                                                                   1995
                                                                             Six Months Ended                (inception) to
                                                                                  June 30,                       June 30,
                                                                       ---------------------------------           1999
                                                                          1999                1998             (cumulative)
                                                                       --------------       -------------      -------------
Operating expenses:
 Administrative..................................................        $   519,893         $   497,830          $ 2,632,756
 Amortization and depreciation [note 2(g)].......................             71,816              19,941              194,316
 Survey operation support and development [note 2(h)]............            165,745              13,893              742,004
 Survey and data analysis, net of reimbursements by
  joint-venture partners of $86,173 and $68,063,
  respectively [note 2(i)].......................................              5,930              50,081               35,956
 Write-down of assets............................................                 --                  --               17,074
                                                                       --------------       -------------        -------------
   Total operating expenses......................................           (763,384)           (581,745)          (3,622,106)

Operating loss...................................................           (763,384)           (581,745)          (3,622,106)

Other income (expenses):
 Interest cost on promissory notes...............................                 --             (10,000)            (124,299)
 Interest income.................................................            128,115              80,941              391,111
 Other income....................................................                 60                  --               19,291
 Foreign currency gain (loss) [note 2(j)]........................            (77,016)             (2,784)             (96,289)
 Settlement of damages...........................................                 --                  --              157,500
                                                                       --------------       -------------        -------------
   Total other income (expenses).................................             51,159              68,157              347,314

Net loss for the period..........................................        $  (712,225)        $  (513,588)         $(3,274,792)
                                                                       ==============       =============        =============
Basic and diluted loss per share [note 2(k)].....................        $     (0.06)        $     (0.30)
                                                                       ==============       =============
Weighted average shares outstanding..............................         12,465,657          12,356,460
                                                                       ==============       =============

        Note: Basic and diluted loss per share for the six-month period ended June 30, 1998 includes an adjustment for a deemed distribution attributable to a beneficial conversion feature for certain of the Company's securities. The basic and diluted loss per share for this period would be $0.04 without this adjustment. See notes 2(k) and 7.


 The accompanying notes to financial statements are an integral part of these statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                Consolidated Statements Of Shareholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                    Series A                                                  Deficit
                                                  Convertible          Common Stock                         Accumulated
                            Common Stock        Preferred Stock          Warrants           Additional      During the
                        ---------------------   ----------------   -------------------        Paid-in       Development
                          Shares      Amount    Shares    Amount   Number       Amount        Capital          Stage
                        ----------    -------   -------   ------   -------    ----------    -----------     -----------
Issued at inception
 -- October 20, 1995.    5,000,000    $ 5,000        --     $ --        --    $       --    $        --     $        --
Net loss --
 Fiscal 1995.........           --         --        --       --        --            --             --         (53,696)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1995...    5,000,000      5,000        --       --        --            --             --         (53,696)
Issued on reverse
 acquisition --
 January 30, 1996....    5,968,281      5,968        --       --        --            --         (5,968)             --
Issued for cash --
 May 29, 1996........      975,000        975        --       --        --            --        967,775              --
Net loss --
 Fiscal 1996.........           --         --        --       --        --            --             --        (475,578)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1996...   11,943,281     11,943        --       --        --            --        961,807        (529,274)
Issued for services
 -- July 1, 1997.....       71,938         72        --       --        --            --        166,469              --
Net loss --
 Fiscal 1997.........           --         --        --       --        --            --             --        (913,321)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1997...   12,015,219     12,015        --       --        --            --      1,128,276      (1,442,595)
Issued on conversion
 of promissory notes
 -- February 1, 1998.      411,764        412        --       --        --            --      1,119,588              --
Issued for cash --
 April 3, 1998.......           --         --   800,000      800        --            --      7,792,167      (2,104,000)
Issued for cash --
 April 3, 1998.......           --         --        --       --   200,000     1,132,000             --      (1,132,000)
Net loss --
 Fiscal 1998.........           --         --        --       --        --            --             --      (1,117,808)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 December 31, 1998...   12,426,983     12,427   800,000      800   200,000     1,132,000     10,040,031      (5,796,403)
Issued for cash --
 February 22, 1999...       10,000         10        --       --        --            --         94,990              --
Issued for cash --
 May 17, 1999........      400,000        400        --       --        --            --      5,998,252              --
Net loss --
 Six months ended
  June 30, 1999......           --         --        --       --        --            --             --        (712,225)
                        ----------    -------   -------     ----   -------    ----------    -----------     -----------
Balance --
 June 30, 1999.......   12,836,983    $12,837   800,000     $800   200,000    $1,132,000    $16,133,273     $(6,508,628)
                        ==========    =======   =======     ====   =======    ==========    ===========     ===========

    Supplemental Disclosure Of Non-Cash Investing And Financing Activities

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

  The accompanying notes to financial statements are an integral part of these statements

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements Of Cash Flow
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                                                                                October 20,
                                                                                                                    1995
                                                                             Six Months Ended                  (inception) to
                                                                                 June 31,                         June 31,
                                                                       -------------------------------              1999
                                                                           1999                1998             (cumulative)
                                                                       ------------         -----------          ------------
Operating activities:
 Net loss for the period.......................................         $  (712,225)         $ (513,588)          $(3,272,627)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Amortization property and equipment.........................              71,816              19,941               194,130
   Amortization of deferred costs..............................              93,014                  --               154,287
   Accounts receivable.........................................              23,862             (11,774)              (92,741)
   Prepaid expenses and other..................................             (50,335)             33,174               (77,667)
   Due from (to) officers......................................                  --                  --                (4,832)
   Accounts payable............................................             (42,215)            (98,549)              135,135
   Costs settled by issuance of common stock...................                  --                  --               166,541
   Write-down of property and equipment........................                  --                  --                28,077
   Accrued interest on promissory notes........................                  --              10,000               120,000
                                                                       ------------         -----------          ------------
     Net cash used in operating activities.....................            (616,083)           (560,796)           (2,649,697)

Financing activities:
 Proceeds of promissory notes..................................                  --                  --             1,100,000
 Repayment of promissory notes.................................                 761                  --               (99,238)
 Issuance of common stock......................................           6,095,000                  --             7,075,000
 Issuance of preferred stock and warrants......................                  --           6,000,000             6,000,000
 Share issuance costs..........................................              (1,348)           (269,033)             (318,631)
 Repayment of long-term debt...................................                  --            (146,520)             (146,520)
                                                                       ------------         -----------          ------------
     Net cash generated by financing activities................           6,094,413           5,584,447            13,610,610

Investing activities:
 Deferred financing............................................                  --              (7,279)               (7,766)
 Promissory note receivable....................................                  --                  --               (35,413)
 Acquisition of property and equipment.........................             (72,146)           (219,303)             (797,728)
                                                                       ------------         -----------          ------------
     Net cash used in investing activities.....................             (72,146)           (226,582)             (840,907)

Net cash inflow................................................           5,406,184           4,797,069            10,120,006

Cash position, beginning of period.............................           4,713,822             848,339                    --
                                                                       ------------         -----------          ------------
Cash position, end of period...................................         $10,120,006          $5,645,408           $10,120,006
                                                                       ============         ===========          ============

  The accompanying notes to financial statements are an integral part of these statements

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                         Notes To Financial Statements
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.   The Company

     Pinnacle Oil International, Inc., a Nevada corporation (the "Company"), is a technology-based reconnaissance exploration company which uses its proprietary stress field detector (SFD) remote-sensing airborne survey system to quickly and inexpensively identify and high-grade oil and natural gas prospects. The Company has two wholly-owned subsidiaries, Pinnacle Oil Inc., a Nevada corporation ("Pinnacle U.S.") and Pinnacle Oil Canada, Inc., a Canadian federal corporation ("Pinnacle Canada").

2.   Basis of presentation

     (a)  Significant Accounting Policies

          These financial statements have been prepared without audit in accordance with: (1) accounting principles generally accepted in the United States for interim financial reporting; and (2) the rules and regulations of the United States Securities and Exchange Commission relating to the preparation of quarterly reports and Article 10 of Regulation S--X.

          While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the result of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements included in the Company's Annual Report on Form 10--K for its fiscal year ended December 31, 1998, as filed with the United States Securities and Exchange Commission on March 31, 1999.

     (b)  Consolidation

          The accounts of the Company's two wholly owned subsidiaries have been consolidated with those of the Company in preparing these financial statements. All significant intercompany balances and transactions have been eliminated on consolidation.

     (c)  Interim Reporting

          These interim financial statements report the results of the Company's operations for the six-month interim periods ended June 30, 1999 and 1998. These interim results are not necessarily indicative of the results for an entire year, and also do not present all of the information normally presented in audited statements for an entire year. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10--K for its fiscal year ended December 31, 1998, as filed with the United States Securities and Exchange Commission on March 31, 1999.

     (d)  Reclassifications

          Certain prior fiscal quarterly amounts have been reclassified to conform to the current fiscal quarter's presentation.

     (e)  Estimates and assumptions

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

     (f)  Cash and Cash Equivalents

          For purposes of the consolidated balance sheets and statements of cash flow, the Company considers all investments with original maturities of ninety days or less to be cash and cash equivalents.

     (g)  Property, Equipment and Computer Software

          Property, equipment and computer software are stated at cost, and are depreciated or amortized over their estimated service lives using the declining balance method as follows:


        Airplane.......................................    25%
        Computer equipment.............................    30%
        Computer software..............................   100%
        Equipment......................................    20%
        Furniture and fixtures.........................    20%
        Leasehold improvements.........................    20%
        Tools..........................................    20%
        Vehicles.......................................    30%


          Management periodically reviews the carrying value of property, equipment and computer software to ensure that any permanent impairment in value is recognized and reflected in the results from operations.

     (h)  Survey Operation Support and Development Expenditures

          The Company expenses all survey operation support and development expenditures as a research and development cost, with the exception of hardware and software expenditures, which are capitalized. Survey operation support and development expenditures consist primarily of the cost, including allocable salaries, to: (1) develop, improve and test the SFD Survey System and SFD Data interpretation functions; (2) conduct field evaluations designed by the Company's strategic partners to evaluate the SFD Survey System (after netting costs reimbursed to the Company by its strategic partners); and (3) develop, organize, staff and train the Company's research and development, survey and interpretation operational functions.

     (i)  Survey and Data Analysis Expenditures

          The Company expenses all survey and data analysis costs (after netting costs reimbursed to the Company by its strategic partners). Survey and data analysis costs consist primarily of: (1) aircraft operating costs, travel expenses and allocable salaries of Company personnel while on survey assignment; and (2) allocable salaries of Company personnel while interpreting SFD Data for the Company's strategic partners. Since survey and data analysis costs are incurred before drilling commences and estimated reserves are proven, they are capitalized under the full cost method of accounting, even if the Company elects to participate on a working-interest basis with respect to any SFD Prospect identified as a result of the associated SFD survey activity.

          Should the Company elect to participate on a working-interest basis with respect to any SFD Prospect, all contributions by the Company for drilling and development with respect to such SFD Prospect will be recorded under the full cost method of accounting for oil and gas. Under the full cost method of accounting, all costs associated with drilling and development activities will be capitalized on a country by country basis, and will be amortized on the unit of production method based on estimated proven developed reserves of each country. If a particular country does not prove to be commercially viable, the associated drilling and development costs will be expensed at such time. The Company has not elected to participate on a working interest basis with respect to any SFD Prospect as of June 30, 1999, and has therefore not capitalized any drilling and development costs as of such date.

     (j)  Foreign currency translation

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

          The exchange rates between the Canadian and U.S. dollar were:

                                            Balance
                                          Sheet Date
                                           (June 30)              Average
                                       -----------------      ---------------
          1999......................          1.4985               1.4921
          1998......................          1.4716               1.4385


     (k)  Basic and Diluted Loss Per Common Share

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

          The calculation of diluted loss per share also takes into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of the Company's securities. (See note 7).

     (l)  Recent pronouncements

          The implementation of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is required for all for fiscal years beginning after December 15, 1997. The Company had no items that would be included in a Comprehensive Income Statement for any of the periods presented.

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

3.   Reverse Acquisition

     The Company acquired what is now its wholly-owned subsidiary, Pinnacle U.S., on January 20, 1996 in a transaction accounted for as a "Reverse Acquisition" in accordance with United States Generally Accepted Accounting Principles. The Reverse Acquisition was effected by the issuance of 10,090,675 common shares of the Company (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares, in exchange for all of the outstanding shares of Pinnacle U.S. As a result of the application of the noted accounting principles governing Reverse Acquisitions, Pinnacle U.S. (and not Auric Mining Corporation) was treated as the "acquiring" or "continuing" entity for financial accounting purposes. The business combination has been accounted for as an issuance of stock by Pinnacle U.S. in exchange for the tangible net assets of Auric Mining Corporation, valued at fair value, which approximate historical costs. Accordingly, the consolidated statements of loss and shareholders' equity (deficit) of the Company are deemed to be a continuation of Pinnacle U.S.'s financial statements, and therefore reflect (1) the operations of Pinnacle U.S. from the date of its formation (October 20, 1995) through to the date the effective date of the Reverse Acquisition (January 20, 1996), and (2) the consolidated operations of the Company thereafter.

4.   Property And Equipment

                                                             June 30,
                                                  -----------------------------
                                                       1999            1998
                                                  -------------   -------------
Airplane........................................      $ 238,653        $     --
Computer equipment..............................         91,981          33,177
Computer software...............................         16,325           6,765
Equipment.......................................         40,888           4,110
Furniture and fixtures..........................        122,381         130,206
Leasehold improvements..........................        105,376          69,475
SFD Survey System (including software)..........         54,710          13,554
Tools...........................................          2,459              --
Vehicle.........................................         62,494          43,668
                                                      ---------        --------
   Property and equipment.......................        735,267         300,955
Less accumulated depreciation and amortization..       (159,747)        (38,696)
                                                      ---------        --------
   Net property and equipment...................      $ 575,520        $262,259
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

6.   Common Stock

     Two officers-directors each loaned $500,000 to the Company on January 31, 1997, for total loan proceeds of $1,000,000. These loans were extended pursuant to unsecured, convertible promissory notes due January 31, 1998, together with interest accrued at a rate of 12% per annum. Each promissory note contained identical conversion provisions pursuant to which: (1) each officer-director could elect to convert any or all of the outstanding balance of his loan into common stock based upon a ratio of one share per $4.07 in converted principal and interest at any time; and (2) the Company could convert any or all of the outstanding balance of either loan into common stock based upon a ratio of one share per $2.72 in converted principal and interest should the Company be unable to repay that amount by the January 31, 1998 due date. The Company exercised its right to convert the notes into 411,764 shares of common stock on February 1, 1998, in satisfaction of $1,200,000 in aggregate principal and accrued interest which became due on January 31, 1998.

     The Company raised $6,000,000 in gross proceeds through a private placement of 400,000 unregistered shares of its common stock at $15 per share on May 17, 1999. Net proceeds to the Company from this offering were $5,998,652, after deducting $1,348 in offering expenses.

7.   Preferred Stock

     The Company completed a series of transactions on April 3, 1998, pursuant to which it entered into a joint venture agreement and concurrently raised $6,000,000 in gross proceeds through the private placement of 800,000 unregistered shares of series "A" convertible preferred stock, and warrants to purchase 200,000 unregistered shares of common stock, to an affiliate of the joint venture partner. Net proceeds to the Company from this offering were $5,688,867, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission. Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should the Company wind-up and dissolve. The Company reserves the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000 and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carries a $7.50 per share exercise price, and lapses to the extent not exercised by April 3, 2001. (See note 9)

     Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the Company: (1) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features; (2) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares; and (3) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation. Appropriate adjustment for the deemed distribution was also taken into consideration in calculating the Company's basic loss per common share, thereby increasing the basic loss per share for the six-month period ended June 30, 1998 from $0.04 to $0.30. See note 2(k).


8.   Options

     The Company granted 500,000 non-qualified options to a newly hired executive officer on May 1, 1999, as an inducement for his employment. These options entitle the executive officer to purchase: (1) 300,000 unregistered shares of common stock a price of $14 per share, reflecting the trading price of the common stock as of the date employment negotiations were originally entered into; and (2) 200,000 unregistered shares of common stock at the closing price for the common stock on April 30, 2001.

     The Company also granted 466,670 non-qualified and 33,330 incentive options on May 1, 1999, to a second executive officer hired on that date as an inducement for his prospective employment. These options entitle the executive officer to purchase: (1) 273,336 unregistered shares of common stock a price of $14 per share, reflecting the trading price of the common stock as of the date employment negotiations were originally entered into;
     (2) 26,664 unregistered shares of common stock at a price of $15 per share, reflecting the trading price of the common stock as of the date of Board approval; and (3) 200,000 unregistered shares of common stock at the closing price for the common stock on April 30, 2001.

     The first 300,000 options granted to each of these executive officers vest incrementally over a period of 4 years of continuous employment, with the first increment of 85,000 shares vesting one year from the date of employment, the second increment of 90,000 shares vesting two years from the date of employment; the third increment of 95,000 shares vesting three years from the date of employment, and the last increment of 30,000 shares vesting four years from the date of employment. The remaining 200,000 options granted to each of these executive officers vest incrementally over a period of 5 years of continuous employment, with the first increment of 75,000 shares vesting four years from the date of employment, and the last increment of 125,000 shares vesting five years from the date of employment. The noted options generally lapse five years from date of vesting, unless the executive officer's employment is terminated, in which case they lapse two years from date of vesting.

     The Company also granted 50,000 non-qualified options on May 1, 1999, to a third employee hired on that date as an inducement for his prospective employment. The purchase price for these options were fixed at $14 per share, reflecting the trading price of the common stock as of the date employment negotiations were originally entered into. These options vest in equal increments on the first through fifth anniversary dates of the effective date of employment, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

     The Company granted 20,000 incentive options on May 12, 1999, to a newly hired employee as an inducement for her employment. The purchase price for these options were fixed at $17 per share, reflecting the trading price of the common stock as of the date of employment. These options vest in equal increments on the first through fifth anniversary dates of the effective date of employment, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

     During the six-month interim fiscal period ended June 30, 1998, 10,000 incentive stock options were exercised, from which the Company received $95,000 in gross proceeds. Also during this period 20,000 unvested stock options granted to an employee lapsed upon termination of employment.

     As of June 30, 1999, there were outstanding options to purchase 1,535,000 shares of common stock, of which 220,000 options were vested, as set forth below:

                                                                                                          June 30, 1999
                                                                                           ---------------------------------------
                Type of Option                        Grant Date       Exercise Price           Outstanding            Vested
----------------------------------------------      ---------------   ----------------     ------------------   ------------------
Director Non-qualified........................           5-12-97         $    5.81                  75,000               75,000
Director Non-qualified........................           5-20-97              5.25                  90,000               90,000
Employee Incentive............................          11-24-97              9.50                  40,000                    0
Director Non-qualified........................           3-10-98              8.31                  45,000               30,000
Employee Incentive............................           5-12-98              8.25                  45,000               25,000
Employee Incentive............................           8-24-98              8.25                 145,000                    0
Employee Incentive............................           10-1-98          8.12 1/2                  25,000                    0
Employee Non-qualified........................            5-1-99             14.00               1,016,670                    0
Employee Incentive............................            5-1-99             15.00                  33,330                    0
Employee Incentive............................           5-12-99             17.00                  20,000                    0
                                                                                           ------------------   ------------------
                                                                                                 1,535,000              220,000
----------------------------------------------                                             ==================   ==================

     The director options held by certain currently serving directors vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, subject to the re-election of each such director at each annual meeting of the Company or of its subsidiary. The employee options vest over three to six years from the grant date, depending upon recipient, based upon the continued provision of services as an employee. Both the director and employee options generally lapse, if unexercised, five years from the date of vesting.

9.   Warrants

     The Company granted Performance Warrants on August 1, 1996 to Momentum Resources Corporation, the licensor of the Company's technology, in connection with the amendment of the SFD License by Momentum Resources Corporation for the purpose, among other things, of indefinitely extending the termination date of the SFD License. Momentum Resources Corporation is entitled under the Performance Warrants to grant to purchase 16,000 shares of common stock at the then current trading price for each month after December 31, 2000 in which SFD Prospect production exceeds 20,000 barrels of hydrocarbons. No Performance Warrants have been earned by Momentum Corporation as of June 30, 1999.

     There are currently outstanding warrants issued on April 3, 1998 entitling the holder to purchase 200,00 shares of common stock at a $7.50 per share exercise price. These warrants lapse to the extent not exercised by April 3, 2001. (See note 7)

10.  Commitments

     In January 1998, the Company entered into a five-year non-cancelable operating lease for office space. As of June 30, 1999, future annual base rent payments based upon current square footage and commitments, but exclusive of operating cost and other pass-through items, were as follows (in Canadian dollars):


       1999 (6 months)....................................   $34,301
       2000 (12 months)...................................    68,604
       2001 (12 months)...................................    68,604
       2002 (12 months)...................................    68,604
       2003 (1 month).....................................     5,717

11.  Subsequent Events

     The Company granted incentive stock options on July 1, 1999, to an employee entitling him purchase 20,000 unregistered shares of common stock at $14.06 per share, representing the trading price of the common stock as of the date of grant. These options vest in equal increments on the first through fifth anniversary dates of the date of employment (May 11, 1999), respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and explanatory notes included in Part I, Item 1, of this report.

Overview

We are a technology-based reconnaissance exploration company which uses our proprietary stress field detector (SFD) remote-sensing airborne survey system to quickly and inexpensively identify and high-grade oil and natural gas prospects. The SFD is a recently developed technology which we adapted for airborne survey operations and field tested for independent geologists and our strategic partners in 1996 and 1997. Our SFD technology indicates oil and natural gas accumulations by recognizing non-electromagnetic energy fields which we believe result from subsurface mechanical and hydraulic stresses associated with these hydrocarbon traps; hence, the name "stress field detector."

We have two industry joint venture partners, Encal Energy Ltd. and CamWest Exploration, LLC, for whom we conduct airborne surveys and identify and qualify "SFD Prospects" for exploratory drilling. Under our agreements with our strategic partners, we earn a risk-free gross-overriding royalty (GORR) of 5% to 8% of all revenues they may earn on any accepted SFD Prospect, without having any obligation to bear any drilling or production costs. We also have the ability under our joint venture agreements to participate for up to a 45% working interest in the development of each SFD Prospect accepted by our joint venture partners.

We commenced SFD survey activities on a full commercial basis for our partners in early 1999. While our joint-venture partners have accepted over thirty-nine leads as SFD Prospects for potential exploratory drilling, only one of these prospects have been drilled to date with unsuccessful results. We do not anticipate that our strategic partners will drill any additional SFD Prospects until the fourth quarter of 1999 at the earliest, and we also do not anticipate that we will receive any meaningful revenues until the end of 1999 at the earliest should any of these prospects be determined to contain commercial quantities of hydrocarbons based upon these drilling results.

We are obligated to pay Momentum Resources Corporation, the licensor of our SFD technology, a license fee equal to 1% of all "Prospect Profits" we may receive on or before December 31, 2000, and 5% of all Prospect Profits we may receive thereafter. Momentum Resources is controlled and indirectly owned by our controlling shareholders--Mr. George Liszicasz, our chief executive officer and the chairman of our board of directors, and Mr. R. Dirk Stinson, one of our directors.

We should be considered to be a development stage entity since we have not generated any operating revenues to date. As a result of private placements of our securities in April 1998 and May 1999, we theoretically have sufficient working capital ($10,160,011) to fund our current level of operations for up to five years, although we anticipate that we will invest a material portion of these funds in capital investments over the next several years. Our ability in the longer term to continue as a going concern will be dependent upon our receiving meaningful amounts of revenues from our strategic partners or through our own exploration efforts which, in either case, will be dependent upon successful exploration and production activities. (See "Outlook and Prospective Capital Requirements" below).

For additional and more detailed information relating to our company and our business, please see our Annual Report on Form 10--K for our fiscal year ended December 31, 1998.

Results Of Operations

We had no oil and gas royalty or working interest revenues for its six-month interim fiscal periods ended June 30, 1999 and 1998.

We incurred total operating expenses of $763,384 for the first six months of 1999, as compared to $581,745 for the first six months of 1998, representing a $181,639, or 23.8%, overall increase. This $181,639 increase was primarily attributable to:

     . a $151,852, or 1,193.0%, increase in survey operation support and development expenditures from $13,893 to $165,745;

     . a $51,875, or 360.1%, increase in amortization and depreciation from $19,941 to $71,816; and

     . a $22,063, or 4.4%, increase in administrative expense from $497,830 to $519,893;

     .  partially offset by:

     . a $44,151, or 844.6%, decline in net (unreimbursed) survey and data analysis expenditures from $50,081 to $5,930.

The $22,062 increase in administrative expense was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in the first six months of fiscal 1999, the most significant of which were increases of $197,034 in wages and benefits and $20,798 in office supplies; partially offset by a $133,618 decrease in legal expense.

Survey operation support and development expenditures generally consist of any costs--including allocable salaries--we incur to:

     .  develop, improve and test various SFD Survey System components;

     . conduct field evaluations designed by our strategic partners to evaluate the SFD Survey System (after netting any costs our strategic partners are required to reimburse us for); and

     .  develop our research and development and survey functions.

The $115,664 increase in survey operation support and development was attributable primarily to the cost of further developing and refining the SFD Data interpretation functions of the SFD Survey System, and secondarily to expenditures incurred in developing our research and development and survey functions

Survey and data analysis expenditures generally consist of any costs we incur conducting commercial SFD survey activities for our strategic partners. The costs can be generally broken down into the two following components:

     . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our strategic partners are required to reimburse us for); and

     . allocable salaries of our personnel incurred interpreting SFD Data for our strategic partners.

Although we incurred total survey and data analysis expenditures of $92,103 and $118,114 for the first six months of 1999 and 1998, respectively, our net survey and data analysis cost for these respective periods were only $5,930 and $50,081 after taking into consideration $86,173 and $68,063 in costs for these respective periods to which we were entitled to reimbursement by our strategic partners.

We effectively doubled our survey operation and support staff during the second quarter of 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and we therefore anticipate that our total operating expenses will increase significantly on a quarterly basis through the end of fiscal 1999 as a result of the increased level of operations facilitated by these additions.

We incurred $10,000 in interest expense for the first six months of 1998, as compared to $0 for the first six months of 1999. This expense represents interest accrued on $1 million in loans extended to our company in January of 1997 by Messrs. R. Dirk Stinson and George Liszicasz. These loans were converted into common stock on February 1, 1998.

We earned $128,115 in interest income for the first six months of 1999, as compared to $80,941 for the first six months of 1998. The increase in interest income was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our securities in April 1998.

We incurred a $77,016 foreign currency loss in the first six months of 1999, as compared to a $2,784 foreign currency loss for the first six months of 1998. Foreign currency gains or losses are amounts we record in the consolidation process to balance our books for financial reporting purposes which result from the conversion of our Canadian-dollar denominated balance sheet and revenue and expense items into U.S. dollars. The overall amount of foreign currency gains or losses in any period is the product of the fluctuation in United States-- Canadian currency exchange rates during that period. We will, as a general rule, incur a foreign currency gain in any period in which the Canadian dollar becomes stronger in relation to the U.S. dollar, and incur a foreign currency loss in any period in which the Canadian dollar becomes weaker.

Liquidity And Capital Resources

Our cash flow requirements from the inception of Pinnacle U.S. (October 20, 1995) through June 30, 1999 were funded principally from the following capital activities:

     . a private placement of our common stock for total gross proceeds of $975,000 in February 1996;

     . loans to our company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 shares of our common stock in February 1998;

    . a private placement of 800,000 unregistered shares of our convertible series "A" preferred stock and 200,000 common stock purchase warrants for total gross proceeds of $6 million in April of 1998; and

    . a private placement of 400,000 unregistered shares of our common stock for total gross proceeds of $6 million in May of 1999.

Our cash position as of June 30, 1999 and June 30, 1998 was $10,120,006 and $5,645,408, respectively, as compared to $4,713,822 and $848,339 as of the beginning of each such respective period. The bulk of our cash is maintained in a United States government and government-backed securities money-market account.

The $5,406,184 increase in our cash position for the first six months of 1999 was attributable to $6,094,413 in cash raised in financing activities, partially offset by $616,083 in cash used in operating activities and $72,146 in cash used in investing activities. The $4,797,069 increase in our cash position for the first six months of 1998 was attributable to $5,584,447 in cash raised in financing activities, partially offset by $560,796 in cash used in operating activities and $226,582 in cash used in investing activities.

Our operating activities required cash in the amount of $616,083 for the first six months of 1999, as compared to cash requirements of $560,796 for the first six months of 1998. The $616,083 in cash used in operating activities for the first six months of 1999 reflected our net loss of $712,225 for such period, as decreased for non-cash deductions for amortization ($164,830) and a net decrease in non-cash working capital balances ($68,688). The $560,796 in cash used in operating activities for the first six months of 1998 reflected our net loss of $513,588 for such period, as decreased for non-cash deductions (interest accrued of $10,000 and amortization of $19,941), and a net decrease in non-cash working capital balances ($77,149).

We generated $6,094,413 in cash from financing activities for the first six months of 1999, as compared to $5,584,447 in cash for the first six months of 1998. The $6,094,413 in cash generated in the first six months of 1999 was primarily comprised of $6,000,000 in gross proceeds from the private placement of common stock and $95,000 in gross proceeds the exercise of employee options. The $5,584,447 in cash generated in the first six months of 1998 was primarily comprised of $6,000,000 in gross proceeds from the private placement of common stock, offset by $269,033 in issuance costs and $146,250 for the repayment of long-term debt.

We used cash in the amount of $72,146 for investing activities for the first six months of 1999, as compared to $226,582 in cash used for investing activities for the first six months of 1998. The principal use of cash for both the first six months of 1999 and 1998 was to acquire property and equipment.

Outlook And Prospective Capital Requirements

While our joint-venture partners have a current inventory of thirty-nine SFD Prospects which they have accepted for potential exploratory drilling, we do not anticipate that our strategic partners will drill any of these SFD Prospects until the fourth quarter of 1999 at the earliest, and we also do not anticipate that we will receive any meaningful revenues until the end of 1999 at the earliest should any of these prospects be determined to contain commercial quantities of hydrocarbons based upon these drilling results. We cannot give you any assurance that our strategic partners will drill any of these SFD Prospects at all or by projected drilling dates due to plethora of factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Moreover, we cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

Although we theoretically have sufficient working capital ($10,160,011) to fund our current level of operations for up to five years (assuming no major capital investments), our ability in the longer term to continue as a going concern is dependent upon our receiving meaningful amounts of revenues from our strategic partners or through our own exploration efforts which, in either case, will be dependent upon successful exploration and production activities. We have budgeted the following level of expenditures over the twelve-month period ended June 30, 2000:

  .  Approximately $1.8 million for continuing operations; and

  . Up to $3.5 million in capital expenditures to acquire and outfit an additional survey aircraft, fund additional SFD research and development activities, and invest in working interests with our strategic partners or acquire drilling interests for our own account (although the overall amount of these capital expenditures may be significantly reduced or increased depending upon the success of our strategic partners' drilling efforts over the next three to six months).

OTHER MATTERS

Foreign Exchange

We conduct our business in the United States and Canada in transactions denominated in United States and Canadian dollars. We maintain our cash and investments predominately in United States denominated funds, and only convert these funds into Canadian dollars when necessary to pay Canadian-denominated expenses. We do not believe that our operating results have been adversely affected at any time over the last three fiscal periods by any fluctuation during that period in the value of the United States dollar in relation to the Canadian. We cannot give you any assurance, however, that our future operating results will not be adversely affected by currency exchange rate fluctuations. (See Part I, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk").

Effect Of Inflation

We do not believe that our operating results have been adversely affected at any time over the last three fiscal periods by inflation or changing prices.

Year 2000 Compliance

We have reviewed our internal computer systems and software products for Year 2000 problems, and believe they are generally Year 2000 compliant. We use two types of computer software, proprietary software developed in-house by our programming personnel, and industry software acquired for use with our computer systems. Our proprietary software has been designed by our programming personnel to be free of year 2000 problems, and the industry software we use are recent versions which have been updated by their manufacturers to address year 2000 issues. We are not reliant upon third parties, and have sufficient back-up documentation to recover any loss due to the failure of a third party's computers as the result of Year 2000 problems. We do believe that any Year 2000 considerations that may arise will materially impact our internal operations or future financial or operating results or future financial condition.

UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

The following represent uncertainties, risks and other factors which, in addition to information and financial data set forth elsewhere in this report, may affect our future results of operations or financial condition, and which should be considered carefully in evaluating our company and our business and the value of our securities.

Matters Generally Relating To Our Company And Our Business

We Are A Developmental Stage Company With No Revenues; We Expect To Incur Continuing Operating Losses For The Near-Future

We are a developmental stage company since no revenue-generating SFD Prospects have been drilled to date, and we do not anticipate that we will receive any meaningful revenues until the end of 1999 at the earliest should any of the SFD Prospects which our strategic partners plan to drill later this year be determined to contain commercial quantities of hydrocarbons based upon these drilling results. We have incurred operating losses since our inception as a result of our lack of revenues, and we anticipate that we will continue to incur substantial operating losses for the near-future due to our significant monthly operating and research & development costs.

While our joint-venture partners have a current inventory of thirty-nine SFD Prospects which they have accepted for potential exploratory drilling, we do not anticipate that our strategic partners will drill any of these SFD Prospects until the fourth quarter of 1999 at the earliest, and we also do not anticipate that we will receive any meaningful revenues until the end of 1999 at the earliest should any of these prospects be determined to contain commercial quantities of hydrocarbons based upon these drilling results. We cannot give you any assurance that our strategic partners will drill any of these SFD Prospects at all or by projected drilling dates due to plethora of factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Moreover, we cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

Limited Operating History

We have a limited operating history upon which any evaluation of our long-term prospects might be based. We did not commence our business plan for the exploitation of our SFD technology until December of 1995. Our ability to generate revenues and profits will depend primarily upon the successful implementation of our business plan, which is dependent upon one or more of our strategic successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects we identify.

We are subject to the risks inherent in a new business enterprise, as well as the more general risks inherent to the operation of an established business.
Our prospects must be considered in light of the risks, expenses and difficulties encountered by all companies engaged in the extremely volatile and competitive oil and gas markets. Any future success we might achieve will depend upon many factors, including factors which will be beyond our control or which cannot be predicted at this time. These factors may include:

    .  changes in hydrocarbon and exploration technologies;
    .  price and product competition;
    .  developments and changes in the international oil and gas market;
    .  changes in our strategy and business plan;
    .  changes in expenses;
    .  the timing of research and development expenditures;
    .  the level of our international revenues;
    .  fluctuations in foreign exchange rates;
    . general economic conditions, both in the United States and Canada; and . economic and regulatory conditions specific to the areas in which we compete.

To address these risks we must, among other things, continue to respond to competitive developments; attract, retain and motivate qualified personnel; implement and successfully execute our business plan; obtain additional joint venture partners; negotiate additional working interests and participations; and upgrade and perfect our SFD technology. We cannot give you any assurance that we will successful address these risks, or that we will be able to achieve or sustain profitable operations. Our limited operating history makes the prediction of future results of operations difficult or impossible.

Uncertain Discovery Of Viable Commercial Prospects

Our future success is dependent upon our ability, through utilization of our SFD technology, to locate commercially viable hydrocarbon accumulations for development by our strategic partners. Based on our business plan, we will be dependent on both (1) the efficacy of our SFD technology in locating SFD Prospects; and (2) the cooperation and capital of our strategic partners in exploiting these prospects. Although the results of our SFD technology as a geologic structural identification tool have been satisfactorily tested by our strategic partners, we cannot give you any assurances that our SFD technology will be able to consistently locate hydrocarbons or oil and gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurances that we will be able to discover commercial quantities of oil and gas, or that our strategic partners will successfully acquire and drill properties at low finding costs.

Uncertain Market Acceptance Of The SFD Survey System And Strategic Partner Participation

There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for our exploration services is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration services will develop, or be sustainable. If the market fails to develop, or if our exploration services do not achieve or sustain market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

Reliance On Strategic Partners; Non-Operator Status

We are reliant upon our strategic partners for opportunities to participate in exploration prospects, through gross overriding royalties from producing SFD Prospects and, in certain cases, equity participation on a working interest basis from producing SFD Prospects. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our strategic partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our strategic partners as the project operator, in accordance with the applicable agreements between our company and the strategic partners. These factors include:

    . the selection and approval of prospects for lease/acquisition and exploratory drilling;
    .  obtaining favorable leases and required permitting for projects;
    . the availability of capital resources of the strategic partner for land acquisition and drilling expenditures;
    . the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and
    .  the timing and amount of distributions from the production.

Our reliance on our strategic partners, and our limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from our interest in projects, and on our overall financial condition.

Risk Of Exploratory Drilling Activities

Pursuant to our business plan, our revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which we participate through agreements with our strategic partners, in the form of a gross overriding royalty or, in certain cases, a working interest or other participation right. The success of these prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost to our strategic partners to drill, complete and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Our partners' inability to successfully locate and drill wells that produce commercial quantities of oil and gas would have a material adverse effect on our business, financial position and results of operations.

Volatility Of Oil And Natural Gas Prices

Although our primary efforts are focused on locating commercially viable prospects and obtaining gross overriding royalty and, in certain cases, working interest participations, our ultimate profitability, cash flow and future growth will be affected by changes in prevailing oil and gas prices. Oil and gas prices have been subject to wide fluctuations in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, to market uncertainty and a variety of additional factors that are beyond our control, including economic, political and regulatory developments, and competition from other sources of energy. It is impossible to predict future oil and natural gas price movements with any certainty. We do not currently intend to engage in hedging activities. As a result, we may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. We cannot give you any assurances as to the future level of activity in the oil and gas exploration and development industry, or as to the future demand for our SFD technology. Any extended or substantial decline in oil and gas prices would have a material adverse effect on (1) our ability to negotiate favorable joint ventures with viable industry participants; (2) the volume of oil and gas that could be economically produced by the joint ventures in which we participate; (3) our access to capital; and
(4) our financial position and results of operations. See Part II, Item 3, captioned "Quantitative And Qualitative Disclosures About Market Risk."

Competition

We compete directly with independent, technology-driven exploration and service companies, and indirectly (through our strategic partnerships) with major and independent oil and gas companies in our exploration for and development of commercial oil and gas properties. We will experience competition from numerous hydrocarbon exploration competitors offering a wide variety of geological and geophysical services. Many of these competitors have substantially greater financial, technical, sales, marketing and other resources than we do, any may be able to devote greater resources to the development, promotion and sales of their services than our company. We cannot give you any assurance that our competitors will not develop exploration services that are superior to our SFD technology, or that these technologies will not achieve greater market acceptance than our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, operating results and financial condition.

The oil and gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. Our strategic partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us. These competitive disadvantages could adversely affect our ability to participate in projects with favorable rates of return.

Technological Changes

The oil and gas industry is characterized by rapid technological advancements and the frequent introduction of new products, services and technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to improve or complement our SFD technology, or to implement additional technologies at substantial cost. In addition, other oil and gas exploration companies may implement new technologies before us, and these companies may be able to provide enhanced capabilities and superior quality. We cannot give you any assurance that we will be able to respond to these competitive pressures and implement or enhance our SFD technology on a timely basis, or at an acceptable cost. In such case, our business, financial condition and results of operations could be materially adversely affected.

Operating Hazards

The exploration and development projects in which we will participate through our strategic partners will be subject to the usual hazards incident to the drilling of oil and gas wells, such as explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Our strategic partners or the project operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The occurrence of an uninsured casualty or claim would have an adverse impact on the affected strategic partner, and indirectly on our financial condition.

Variability Of Operating Results

Our operating results may in the future fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures. This variability could have a material adverse effect on our business, financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit our future ability to continue exploration and to participate in economically attractive projects.

Dependence On Key Personnel

Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology and the interpretation of SFD Data. While we have entered into an employment agreement with our senior management team, Mr. Liszicasz is not obligated, (and as a result of his relationships with Momentum Resources Corporation may in the future be unable), to devote his entire undivided time and effort to or for our benefit. We do not currently carry key person life insurance on any of our executive officers, including Mr. Liszicasz. The loss of Mr. Liszicasz's services would be extremely difficult to replace since he is the inventor of, and has intimate knowledge of, the theoretical basis of the SFD technology, and has also developed the methodologies used to interpret SFD Data, and the loss of his services would likely have a material adverse effect on our business, results of operations and financial condition. While we are presently training personnel to operate our SFD technology and to interpret SFD Data, we cannot give you any assurance that these personnel could fully replace Mr. Liszicasz with respect to these functions, at least in the short-term. Moreover, we do not know if we would be able to successfully replicate the SFD technology in the event of the loss of Mr. Liszicasz. Our ability to implement our growth strategies also depends upon our continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for these types of personnel is intense and we cannot give you any assurance that we will be able to retain our key managerial, professional and/or technical employees, or that we will be able to attract and retain additional highly qualified managerial, professional and/or technical personnel in the future. Our inability to attract and retain the necessary personnel could impede our growth. (See "Management of Growth" below).

Management Of Growth

Our success is dependent upon the rapid expansion of our business. This expansion will place a significant strain on our financial, management and other resources and will require us to:

    . change, expand and improve our operating, managerial and financial systems and controls;
    . improve coordination between our various corporate functions; and . hire additional geophysical, geological, professional, administrative and managerial personnel.

We cannot give you any assurance that we will successfully hire or retain these personnel to the extent required, or that we will be able to manage the expansion of our operations effectively. If we are not able to effectively manage our growth, or if our new personnel are not able to achieve anticipated performance levels, our business, financial position and results of operations will be materially and adversely affected.

Importance Of Proprietary Rights To SFD Technology and Data

We interpret and utilize SFD Data to identify commercially viable oil and natural gas accumulations. We have the exclusive right to utilize SFD Data for hydrocarbon exploration pursuant to a Restated Technology Agreement with Momentum Resources Corporation. Momentum claims common law ownership of the SFD Technology, however, Momentum has not obtained patent or copyright protection for the SFD Technology. Based in part on an opinion of patent counsel, Momentum and our company each believe that the disclosure risks inherent in patent or copyright registration far outweigh any legal protections which might be afforded by such registration. In the absence of significant patent or copyright protection, we may be vulnerable to competitors who attempt to imitate our SFD technology, or to develop functionally similar technologies. Although we believe that we have all rights necessary to market our services without infringing upon any patents or copyrights held by others, we cannot give you any assurance that conflicting patents or copyrights do not exist. We rely upon trade secret protection and confidentiality and license agreements with our employees, consultants, strategic partners and others to protect our proprietary
rights.   Furthermore, we do believe, were Momentum were to apply for and receive patent protection, that that patent protection would necessarily protect Momentum or our company from competition. Momentum and our company therefore anticipate continued reliance upon contractual rights and on common law validating trade secrets. The steps taken our company and Momentum to protect our respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology. We cannot give you any assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Momentum's or our trade secrets, or otherwise disclose aspects of the SFD technology, or that we will be able to meaningfully protect our trade secrets. Litigation to enforce or defend intellectual property rights is costly, and our company and Momentum may not have sufficient resources to pursue or defend litigation.

Impact of Governmental and Environmental Regulation On Our Business

The oil and natural gas industry is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States and federal and provincial governments in Canada, including environmental restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted.
We believe that the trend of more expansive and stricter environmental legislation and regulations will continue.

It is not expected that any of these government controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. To the extent laws are enacted or other governmental action is taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and prospects could be adversely affected.

Matters Relating To Our Common Stock

Limited Public Trading Market

There is only a limited public market for our common stock on the NASD OTC Electronic Bulletin, and we cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. We are under no obligation to take any action to improve the public market for our securities including, without limitation, filing an application to list our common stock on any stock exchange or any over any other counter market.

Our Stock Price Is Extremely Volatility

The market price for our common stock is extremely volatile and subject to significant fluctuations in response to a variety of internal and external factors, including the liquidity of the market for our common stock, variations in our quarterly operating results, regulatory or other changes in the oil and gas industry generally, announcements of our business developments or those of our competitors, changes in operating costs and variations in general market conditions. Because we are a development stage entity with a limited operating history and no revenues or profits, the market price for our common stock will be more volatile than that of a seasoned issuer. Changes in the market price of our common stock may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common stock will be at any time.

You May Become Subject To The Penny Stock Rules If Our Stock Price Declines To Less Than $5

Since our common stock is not listed on a national stock exchange or quoted on the Nasdaq Market, it will become subject, in the event the market price for these shares declines to less than $5 per share, to a number of regulations known as the "penny stock rules." The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

You Should Not Expect To Receive Dividends In The Foreseeable Future

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board may deem relevant at that time.

Common Stockholders Should Not Expect To Receive A Liquidation Distribution

If we were to liquidate or dissolve our company, the holders of our common stock would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series "A" preferred stockholders as a liquidation preference ($6,000,000). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable any common stockholder to receive any liquidation distribution with respect to our common stock.

Our Current Stockholders Will Continue To Control Our Company

Messrs. George Liszicasz and R. Dirk Stinson beneficially own over two-thirds of our common stock and have the power, as a group, to elect a majority of our Board of Directors. Our Board, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

    .  our business expansion or acquisition policies;
    . whether we should raise additional capital through financing or equity sources, and in what amounts;
    . whether we should retention of cash reserves for future product development, or distribute them as a dividend, and in what amounts;
    . whether we should sell all or a substantial portion of our assets, our should merger or consolidate with another corporation;
    . transactions which may cause or prevent a change in control or the winding up and dissolution of our company.

An investment in our common stock will entail entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

Conflicts Of Interest

Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources Corporation, which has granted us an exclusive license to identifying oil and natural gas prospects using the SFD technology while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. Although Mr. Liszicasz has entered into an employment agreement with us he is not obligated, and as a result of his relationships with Momentum may in the future not be able, to devote his entire undivided time and effort to or for our benefit. As a result of the foregoing relationships, certain conflicts of interests between our company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise, including the following:

    . Mr. Liszicasz's potential inability to devote his undivided time and attention to our affairs; and

    . the proper exercise by Messrs. Liszicasz and/or Stinson of their fiduciary duties on our behalf in connection with any matters concerning Momentum such as, by way of example and not limitation, disputes regarding the validity, scope or duration of the SFD Technology License; the exploitation of corporate opportunities; rights to proprietary property and information; maintenance of confidential information as between entities; and potential competition between the Company and Momentum.

While Messrs. Liszicasz and Stinson and our company have executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remediate these conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of the conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Messrs. Liszicasz may be forced to resign his positions with our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OIL AND GAS PRICE FLUCTUATIONS

Our primary market risks will be related to market changes in oil and gas prices (See Part I, Item 2, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since our prospective royalty revenues will be tied to the price at which our strategic partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a corresponding 1% increase or decrease in our oil or gas royalties). Should we elect a working interest in lieu of a royalty interest, our working interest revenue base would be similarly affected, except that this affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in our working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

We do not anticipate that any decline in world oil and gas prices would adversely affect our operations (i.e., force our company or our strategic partners to slow down or cut-back SFD survey or interpretation operations or our staff) insofar as a primary benefit of the SFD technology is to reduce finding costs, which benefit becomes more important as oil and gas prices decline. A decline in oil and gas prices could, however, force our strategic partners to curtail exploration drilling operations since these operations are ordinarily funded out of available cash flow which, in turn, is dependent upon oil and gas prices. This eventuality would adversely affect our future cash flows since these prospects would not be drilled until the strategic partner obtained sufficient capital. (Even if exploration activities are curtailed, however, a decline in oil and gas prices raises opportunities to acquire and "bank" SFD-qualified prospects at lower acquisition prices, which can then be drilled when oil and gas prices increase).

A decline in oil and gas prices could also lead our strategic partners to "shut-in" an existing producing well (primarily "marginal producing wells") on the basis that the decline in price no longer make the well economic to operate. In such an event we would no longer receive royalty or working interest revenues from the shut-in well.

CURRENCY FLUCTUATIONS

An additional significant market risk relates to foreign currency fluctuations between American and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based strategic partners will be denominated in Canadian currency, our financial position could be adversely affected by American-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the American and Canadian dollar will remain fairly stable.

If earnings from our Canadian operations increase, our exposure to fluctuations in the American-Canadian exchange rate will increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. If entered into, there can be

We cannot give you any assurance that the use of exchange rate contracts or other mitigation efforts would effectively limit any adverse effects of foreign currency fluctuations on our Company's international operations and our overall results of operations.

INTEREST RATE FLUCTUATIONS

We currently maintains the bulk of our available cash in money-market accounts maintained in U.S. dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings or, to our knowledge, contemplated or threatened legal or governmental proceedings, to which the we are or may become a party, or with respect to our properties. As of the date of this report, there are, our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or have a material interest adverse to us.

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

Dated at Calgary, Alberta, Canada, this 15th day of August, 1999.


                                      PINNACLE OIL INTERNATIONAL, INC.


                                      By:  /s/ John M. Woodbury, Jr.
                                         -------------------------------
                                           John M. Woodbury, Jr.,
                                           Chief Financial Officer
                                           (principal accounting officer)