Form 10-Q
period 1999-09-30
PINNACLE OIL INTERNATIONAL INC
filed 1999-11-15
CIK 1009922

   As filed with the Securities and Exchange Commission on November 15, 1999

================================================================================

                      Securities And Exchange Commission
                            Washington, D.C. 20549

                               _________________
                                  FORM 10--Q
                               _________________
(Mark One)

[_] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-Month Period Ended September 30, 1999; Or

[_]  Act Of 1934 For The Transition Period From ________ To _______

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


Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing
requirements for the past 90 days:        Yes  [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         12,836,983 shares of common stock, par value $0.001 per share

================================================================================

                       PINNACLE OIL INTERNATIONAL, INC.
                        QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.   FINANCIAL INFORMATION.................................................................     2
ITEM 1.   Financial Statements..................................................................     2
          Consolidated Balance sheets...........................................................     2
          Consolidated Statements Of Loss.......................................................     3
          Consolidated Statements Of Shareholders' Equity.......................................     4
          Consolidated Statements Of Cash Flow..................................................     5
          Notes To Financial Statements.........................................................     6
ITEM 2.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations.    13
          General...............................................................................    13
          Overview..............................................................................    13
          Outlook And Prospective Capital Requirements..........................................    14
          Results Of Operations.................................................................    15
          Liquidity And Capital Resources.......................................................    16
          Other Matters.........................................................................    17
          Uncertainties And Other Factors That May Affect Our Future Results And Financial
           Condition............................................................................    18
ITEM 3.   Quantitative And Qualitative Disclosures About Market Risk............................    25
          Oil And Gas Price Fluctuations........................................................    25
          Currency Fluctuations.................................................................    26
          Interest Rate Fluctuations............................................................    26
PART II   OTHER INFORMATION.....................................................................    26
ITEM 1.   Legal Proceedings.....................................................................    26
ITEM 2.   Changes In Securities And Use Of Proceeds.............................................    26
ITEM 3.   Defaults Upon Senior Securities.......................................................    27
ITEM 4.   Submission Of Matters To A Vote Of Security Holders...................................    27
ITEM 5.   Other Information.....................................................................    27
ITEM 6.   Exhibits..............................................................................    27
          Exhibits..............................................................................    27
          Reports on Form 8--K..................................................................    27

                                  Advisement

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbors created by those sections. Generally speaking, any statements in this report which refer to characterizations of future events or circumstances constitute forward-looking statements. You may generally identify the forward-looking statements contained in this report by the words "anticipate," "expect," "predict," "project," "estimate," "plan," "intend," "believe," "may," "will" and other similar expressions and variations, although these words are not the exclusive means of identifying such statements.

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

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                          Consolidated Balance sheets
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                             At September 30,
                                                                                   -----------------------------------
                                                                                         1999                 1998
                                                                                   ---------------        -------------
                                    ASSETS
Current assets:
 Cash...........................................................................     $   6,644,054        $  5,302,646
 Accounts receivable............................................................            60,819             107,347
 Prepaid expenses and other.....................................................            64,094             139,021
                                                                                     -------------        ------------
  Total current assets..........................................................         9,768,967           5,549,014

Note receivable [note 4]........................................................            34,197              35,860

Property and equipment:
 Petroleum properties, net of accumulated depletion, depreciation and
 amortization of $0 [notes 2(g) and 5]..........................................            28,125                  --
 Other property and equipment, net of accumulated depreciation and
 amortization of $251,015 and $55,108, respectively [notes 2(h) and 6]..........           567,695             321,419
                                                                                     -------------        ------------
  Total property and equipment, net.............................................           595,820             321,419

    Total assets................................................................     $  10,398,984        $  5,906,293
                                                                                     =============        ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities.......................................     $     149,496        $    161,928
                                                                                     -------------        ------------
  Total current liabilities.....................................................           149,496             161,928

Shareholders' equity:
 Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $6.50 per share:
  800,000 shares authorized; and 800,000 shares issued as of
  September 30, 1999 and September 30, 1998 [note 8]............................               800                 800
 Common stock, par value $0.001 per share:
  50,000,000 shares authorized;
  12,836,983 shares issued as of September 30, 1999;
  12,426,983 shares issued as of September 30, 1998 [note 7)]...................            12,837              12,427
 Warrants [notes 8 and 9].......................................................         1,132,000           1,132,000
 Additional paid-in capital.....................................................        16,133,273          10,013,021
 Accumulated deficit during the development stage...............................        (7,029,423)         (5,413,883)
                                                                                     -------------        ------------
  Total shareholders' equity....................................................        10,249,487           5,744,365
                                                                                     -------------        ------------
    Total liabilities and shareholders' equity..................................     $  10,398,983        $  5,906,293
                                                                                     =============        ============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                        Consolidated Statements Of Loss
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                            October 20,
                                                                                                                1995
                                                                                                           (inception) to
                                                                          Nine Months Ended                September 30,
                                                                            September 30,                       1999
                                                                  ----------------------------------
                                                                       1999                 1998            (cumulative)
                                                                  ---------------      -------------       --------------
Operating expenses:
 Administrative..............................................     $       895,048      $     747,158       $    3,007,911
 Amortization and depreciation [note 2(h)]...................             142,612             36,353              265,112
 Survey operation support and development [note 2(i)]........             255,858             17,417              832,117
 Survey and data analysis, net of reimbursements by
  joint-venture partners of $95,432 and $67,670,
  respectively [note 2(j)]...................................              88,675             74,226              118,701
 Write-down of assets........................................                 588                 --               17,662
                                                                  ---------------      -------------       --------------
   Total operating expenses..................................          (1,382,781)          (875,154)          (4,241,503)

Operating loss...............................................          (1,382,781)          (875,154)          (4,241,503)

Other income (expenses):
 Interest cost on promissory notes...........................                  --            (14,298)            (124,299)
 Interest income.............................................             244,336            150,836              507,332
 Other income................................................                  --             10,396               19,231
 Foreign currency gain (loss) [note 2(k)]....................             (94,575)            (7,068)            (113,848)
 Settlement of damages.......................................                  --                 --              157,500
                                                                  ---------------      -------------       --------------
   Total other income (expenses).............................             149,761            139,866              445,916

Net loss for the period......................................     $    (1,233,020)     $    (735,288)      $   (3,795,587)
                                                                  ===============      =============       ==============
Basic and diluted loss per share [note 2(l)] (1).............     $         (0.10)     $       (0.32)
                                                                  ===============      =============
Weighted average shares outstanding..........................          12,590,793         12,286,678
                                                                  ===============      =============

(1) Basic and diluted loss per share for the nine-month period ended September 30, 1998 includes an adjustment for a deemed distribution attributable to a beneficial conversion feature for certain of the Company's securities. The basic and diluted loss per share for this period would be $0.06 without this adjustment. See notes 2(l) and 8.



 The accompanying notes to financial statements are an integral part of these consolidated statements of loss

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                Consolidated Statements Of Shareholders' Equity
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                                                                                                   Deficit
                                                             Series A                                            Accumulated
                                                            Convertible        Common Stock        Additional    During the
                                     Common Stock         Preferred Stock        Warrants           Paid-in      Development
                                 ---------------------  -------------------  -------------------
                                   Shares     Amount     Shares    Amount    Number     Amount      Capital         Stage
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
Issued at inception --
 October 20, 1995..........       5,000,000  $  5,000         --  $     --  $     --  $       --  $         --   $        --
Net loss --
 Fiscal 1995...............              --        --         --        --        --          --            --       (53,696)
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
 Balance --
 December 31, 1995.........       5,000,000     5,000         --        --        --          --            --       (53,696)
Issued on reverse
 acquisition --
 January 30, 1996..........       5,968,281     5,968         --        --        --          --        (5,968)           --
Issued for cash --
 May 29, 1996..............         975,000       975         --        --        --          --       967,775            --
Net loss --
 Fiscal 1996...............              --        --         --        --        --          --            --      (475,578)
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
Balance --
 December 31, 1996.........      11,943,281    11,943         --        --        --          --       961,807      (529,274)
Issued for services --
 July 1, 1997..............          71,938        72         --        --        --          --       166,469            --
Net loss --
 Fiscal 1997...............              --        --         --        --        --          --            --      (913,321)
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
Balance --
 December 31, 1997.........      12,015,219    12,015         --        --        --          --     1,128,276    (1,442,595)
Issued on conversion
 of promissory notes --
 February 1, 1998 (1)......         411,764       412         --        --        --          --     1,119,588            --
Issued for cash --
 April 3, 1998.............              --        --    800,000       800        --          --     7,792,167    (2,104,000)
Issued for cash --
 April 3, 1998.............              --        --         --        --   200,000   1,132,000            --    (1,132,000)
Net loss --
 Fiscal 1998...............              --        --         --        --        --          --            --    (1,117,808)
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
Balance --
 December 31, 1998.........      12,426,983    12,427    800,000       800   200,000   1,132,000    10,040,031    (5,796,403)
Issued for cash --
 February 22, 1999.........          10,000        10         --        --        --          --        94,990            --
Issued for cash --
 May 17, 1999..............         400,000       400         --        --        --          --     5,998,252            --
Net loss --
 Nine months ended
  September 30, 1999.......              --        --         --        --        --          --            --    (1,233,020)
                                 ----------  --------  ---------  --------  --------  ----------  ------------   -----------
Balance --
 September 30, 1999........      12,836,983  $ 12,837    800,000  $    800   200,000  $1,132,000  $ 16,133,273   $(7,029,423)
                                 ==========  ========  =========  ========  ========  ==========  ============   ===========

              The accompanying notes to financial statements are an integral part of these consolidated statements of shareholders' equity

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statements Of Cash Flow
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                                                                                                             October 20,
                                                                                                                1995
                                                                                                           (inception) to
                                                                             Nine Months Ended              September 30,
                                                                               September 30,                    1999
                                                                      --------------------------------
                                                                          1999                1998          (cumulative)
                                                                      -------------       ------------   ------------------
Operating activities:
 Net loss for the period.......................................        $(1,233,020)        $ (735,288)         $(3,793,422)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Amortization property and equipment.........................            142,613             36,353              264,927
   Amortization of deferred costs..............................             93,014                 --              154,287
   Accounts receivable.........................................             60,616            (19,243)             (55,987)
   Prepaid expenses and other..................................            (36,763)          (105,507)             (64,095)
   Due from (to) officers......................................                 --                 --               (4,832)
   Accounts payable............................................            (27,854)           (63,717)             149,496
   Costs settled by issuance of common stock...................                 --                 --              166,541
   Write-down of property and equipment........................                 --                 --               28,077
   Accrued interest on promissory notes........................                 --             10,000              120,000
                                                                      -------------       ------------   ------------------
     Net cash used in operating activities.....................         (1,001,394)          (877,402)          (3,035,008)

Financing activities:
 Proceeds of promissory notes..................................                 --                 --            1,100,000
 Repayment of promissory notes.................................              1,216                 --              (98,784)
 Issuance of common stock......................................          6,095,000                 --            7,075,000
 Issuance of preferred stock and warrants......................                 --          6,000,000            6,000,000
 Share issuance costs..........................................             (1,348)          (333,158)            (318,631)
 Repayment of long-term debt...................................                 --           (146,520)            (146,520)
                                                                      -------------       ------------   ------------------
     Net cash generated by financing activities................          6,094,868          5,520,322           13,611,065

Investing activities:
 Deferred financing............................................                 --            149,403               (7,766)
 Promissory note receivable....................................                 --            (35,861)             (35,413)
 Acquisition of property and equipment.........................           (135,117)          (302,155)            (860,699)
 Investment in petroleum properties............................            (28,125)                --              (28,125)
                                                                      -------------       ------------   ------------------
     Net cash used in investing activities.....................           (163,242)          (188,613)            (932,003)

Net cash inflow................................................          4,930,232          4,454,307            9,644,054

Cash position, beginning of period.............................          4,713,822            848,339                   --
                                                                      -------------       ------------   ------------------

Cash position, end of period...................................        $ 9,644,054         $5,302,646          $ 9,644,054
                                                                      =============       ============   ==================

 The accompanying notes to financial statements are an integral part of these consolidated statements of cash flow

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

     (c)  Interim Reporting

          These interim financial statements report the results of the Company's operations for the nine-month interim periods ended September 30, 1999 and 1998. These interim results are not necessarily indicative of the results for an entire year, and also do not present all of the information normally presented in audited statements for an entire year. These interim financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10--K for its fiscal year ended December 31, 1998, as filed with the United States Securities and Exchange Commission on March 31, 1999.

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

     (g)  Petroleum Properties

          All contributions by the Company for land acquisition, drilling, completion and production with respect to any SFD Prospect in which the Company elects to participate on a working interest basis are recorded under the full cost method of accounting for oil and gas. Under the full cost method of accounting, all costs associated with drilling and development activities are capitalized on a country by country basis, and amortized on the unit of production method based on the Company's estimated proven developed reserves for that country.
          If a particular exploration area does not prove to be commercially viable, the associated drilling and development costs for that area will be expensed at such time.

     (h)  Other Property and Equipment

          Property and equipment, including computer software, are stated at cost, and are depreciated or amortized over their estimated service lives using the declining balance method as follows:

          Airplane................................................................................         25%
          Computer equipment......................................................................         30%
          Computer software.......................................................................        100%
          Equipment...............................................................................         20%
          Furniture and fixtures..................................................................         20%
          Leasehold improvements..................................................................         20%
          Tools...................................................................................         20%
          Vehicles................................................................................         30%

          Management periodically reviews the carrying value of property and equipment to ensure that any permanent impairment in value is recognized and reflected in the results from operations.

     (i)  Survey Operation Support and Development Expenditures

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

     (j)  Survey and Data Analysis Expenditures

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

     (k)  Foreign currency translation

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

          The exchange rates between the Canadian and U.S. dollar were:

                                                       Balance Sheet
                                                            Date
                                                       (September 30)     Average
                                                       --------------    ---------
          1999......................................       1.4895          1.4900
          1998......................................       1.4639          1.5312

     (l)  Basic And Diluted Loss Per Common Share

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

     (m)  Recent pronouncements

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

5.   PETROLEUM PROPERTIES

     On September 22, 1999, Pinnacle U.S. elected to participate on a working interest basis with one of the Company's strategic partners in drilling an exploration well in Wyoming pursuant to the terms of Pinnacle U.S.'s joint exploration and development agreement with that partner. As a consequence of its election, Pinnacle U.S. acquired a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in the exploration block. This exploratory well was in the process of being drilled as of September 30, 1999.

6.   Other Property And Equipment

                                                                          September 30,
                                                                     -----------------------
                                                                        1999         1998
                                                                     ----------   ----------
     Airplane..................................................       $ 238,653     $     --
     Computer equipment........................................         137,918       65,822
     Computer software.........................................          42,165        6,765
     Equipment.................................................          59,437       37,246
     Furniture and fixtures....................................         148,102      132,424
     Leasehold improvements....................................          76,399       72,517
     SFD Survey System (including software)....................          51,890       18,087
     Tools.....................................................           1,651           --
     Vehicle...................................................          62,495       43,668
                                                                     ----------   ----------
      Property and equipment...................................         818,710      376,526
     Less accumulated depreciation and amortization............        (251,015)     (55,108)
                                                                     ----------   ----------
      Net property and equipment...............................       $ 567,695     $321,418
                                                                     ==========   ==========

7.   Common Stock

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

     The Company raised $95,000 in gross proceeds on February 22, 1999 through an employee's exercise of incentive stock options entitling him to purchase 10,000 shares of unregistered common stock at an exercise price of $9.50 per share.

     The Company raised $6,000,000 in gross proceeds through a private placement of 400,000 unregistered shares of its common stock at $15 per share on May 17, 1999. Net proceeds to the Company from this offering were $5,998,652, after deducting $1,348 in offering expenses.

8.   Preferred Stock

     The Company completed a series of transactions on April 3, 1998, pursuant to which it entered into a joint venture agreement and concurrently raised $6,000,000 in gross proceeds through the private placement of 800,000 unregistered shares of series "A" convertible preferred stock, and warrants to purchase 200,000 unregistered shares of common stock, to an affiliate of the joint venture partner. Net proceeds to the Company from this offering were $5,688,867, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission. Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should the Company wind-up and dissolve. The Company reserves the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000 and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carries a $7.50 per share exercise price, and lapses to the extent not exercised by April 3, 2001. (See note 9)

     Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the holders of such securities, the Company recorded a deemed distribution analogous to the declaration of a dividend to the such holders. This deemed distribution resulted in the Company: (1) increasing its accumulated deficit by $3,236,000 to recognize the intrinsic value of such beneficial conversion features; (2) increasing its additional paid-up capital by $2,104,000 in connection with the issuance of the preferred shares; and (3) recording the fair value of the warrants in the amount of $1,132,000. The intrinsic value of the beneficial conversion feature of the preferred shares recorded by the Company reflects the discount in the purchase price of such securities relative to the public trading price as of the date of issuance of the underlying common shares into which the preferred shares could be converted, without adjustment for discounts or restrictions. The fair value of the warrants recorded by the Company reflects the value of such warrants (including the beneficial conversion feature) as determined by the Black-Scholes method of valuation. Appropriate adjustment for the deemed distribution was also taken into consideration in calculating the Company's basic loss per common share, thereby increasing the basic loss per share for the nine-month period ended September 30, 1998 from $0.06 to $0.32.
     See note 2(l).

9.   Warrants

     The Company granted Performance Warrants on August 1, 1996 to the licensor of the Company's technology, Momentum Resources Corporation, in connection with the amendment of the SFD License by Momentum Resources Corporation for the purpose, among other things, of indefinitely extending the termination date of the SFD License. Momentum Resources Corporation is entitled under the Performance Warrants to grant to purchase 16,000 shares of common stock at the then current trading price for each month after December 31, 2000 in which SFD Prospect production exceeds 20,000 barrels of hydrocarbons. No Performance Warrants have been earned by Momentum Corporation as of September 30, 1999.

     There are currently outstanding warrants issued on April 3, 1998 entitling the holder to purchase 200,00 shares of common stock at a $7.50 per share exercise price. These warrants lapse to the extent not exercised by April 3, 2001. (See note 8)

10.  Options

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

     The Company granted 20,000 incentive options on July 1, 1999, to an employee as an inducement for his employment following the completion of a probationary period. The purchase price for these options were fixed at $14.06 per share, reflecting the trading price of the common stock as of the date of original employment and agreement to grant the options. These options vest in equal increments on the first through fifth anniversary dates of the effective date of employment, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

     The Company granted 100,000 incentive options on September 21, 1999, to an employee as an inducement for his employment. The purchase price for these options were fixed at $13.62 1/2 per share, reflecting the trading price of the common stock as of the date of grant. These options vest in equal increments on the first through fifth anniversary dates of the date of grant, respectively, based upon continued provision of services as an employee, and lapse, if unexercised, five years after the vesting date, unless the employee's employment is terminated, in which case they lapse two years from date of vesting.

     During the nine-month interim fiscal period ended September 30, 1998, 10,000 incentive stock options were exercised, from which the Company received $95,000 in gross proceeds. Also during this period 20,000 unvested stock options granted to an employee lapsed upon termination of employment.

     As of September 30, 1999, there were outstanding options to purchase 1,655,000 shares of common stock, of which 242,500 options were vested, as set forth below:

                                                                                       September 30, 1999
                                                                                 ------------------------------
                Type of Option                   Grant Date     Exercise Price     Outstanding       Vested
---------------------------------------------- -------------- ------------------ --------------- --------------
Director Non-qualified........................     5-12-97        $     5.81           75,000          75,000
Director Non-qualified........................     5-20-97              5.25           90,000          90,000
Employee Incentive............................    11-24-97              9.50           40,000               0
Director Non-qualified........................     3-10-98              8.31           45,000          30,000
Employee Incentive............................     5-12-98              8.25           45,000          25,000
Employee Incentive............................     8-24-98              8.25          145,000          22,500
Employee Incentive............................     10-1-98              8.12 1/2       25,000               0
Employee Non-qualified........................      5-1-99             14.00        1,016,670               0
Employee Incentive............................      5-1-99             15.00           33,330               0
Employee Incentive............................     5-12-99             17.00           20,000               0
Employee Incentive............................      7-2-99             14.06           20,000               0
Employee Incentive............................     9-21-99             13.62 1/2      100,000               0
                                                                                 --------------- --------------
                                                                                    1,655,000         242,500
                                                                                 =============== ==============

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

11.  Commitments

     Whenever the Company elects to participate on a working interest basis with respect to any exploratory or development wells in any exploration block under its joint venture agreements with its strategic partners, it will be obligated to share in the land acquisition, drilling, completion and production costs of the wells based upon the Company's participation percentage for the exploration block.

     In January 1998, the Company entered into a five-year non-cancelable operating lease for office space. As of September 30, 1999, future annual base rent payments based upon current square footage and commitments, but exclusive of operating cost and other pass-through items, were as follows (in Canadian dollars):

     1999 (3 months)............................................................................      $  19,651
     2000 (12 months)...........................................................................         78,604
     2001 (12 months)...........................................................................         78,604
     2002 (12 months)...........................................................................         78,604
     2003 (1 month).............................................................................          6,550

     On April 1, 1997, the Company entered into an employment agreement with an executive officer which provides for the payment of an annual base salary, annual profit bonus, annual performance bonus and various benefits. In the event of termination of employment without "cause" or a "change in control," the Company will continue to be obligated to pay the following to the executive officer under this agreement: (1) base salary (currently $240,000 per year, subject to 5% annual increases) and benefits for the term of the agreement (March 31, 2002); (2) should the Company earn more than $5 million in "net income" in any year through March 31, 2003, a bonus equal to 5% of the "net income" for that year; and (3) in the event of the "sale" of the Company's business on or before March 31, 2002, an amount equal to 2% of the consideration received by the Company.

     The Company entered into an employment agreement with a former executive officer, the terms of which vested when the former executive officer became a consultant to the Company in April 1999. As a result of the vesting of the employment agreement and the entering into of a consulting agreement, the Company is obligated to pay the following to the former executive officer under these agreements: (1) $10,500 per month (subject to 5% annual increases) in severance pay through March 31, 2002, (2) $1,000 per month in consulting fees through December 31, 2002, (3) should the Company earn more then $5 million in "net income" in any year through March 31, 2003, a bonus equal to 5% of the "net income" for that year; and (4) in the event of the "sale" of the Company's business on or before March 31, 2002, an amount equal to 2% of the consideration received by the Company.

     On May 1, 1999, the Company entered into a five-year employment agreements with two executive officers which provide for the payment of annual base salaries, annual performance bonus and various benefits. In the event of the termination of employment without "cause" or a "change in control" during the pending term, these agreements provide for the continuation of salary (currently Cdn. $210,000 per year, subject to 5% annual increases) and benefits for a period of eighteen months from the effective date of termination.

12.  SUBSEQUENT EVENTS

     The exploration well in which Pinnacle U.S. elected to participate on September 22, 1999 was cased and completed as a natural gas discovery. This well will not be placed into production until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. The potential estimated or proven reserves of the reservoir has not been ascertained.

     On October 15, 1999, Pinnacle U.S. elected to participate on a working interest basis with one of the Company's strategic partners in drilling two exploration wells in Wyoming pursuant to the terms of Pinnacle U.S.'s joint exploration and development agreement with that partner. As a consequence of its election, Pinnacle U.S. acquired (1) a combination 16.875% overall working interest and a 2.49% overall net overriding royalty interest on one exploration block, and (2) a combination 5.625% overall working interest and a 0.87% overall net overriding royalty interest in a second exploration block. Drilling results from these exploratory wells are pending.

     On November 3, 1999, Pinnacle Canada elected to participate on a working interest basis with one of the Company' strategic partners in drilling an exploration well in Alberta pursuant to the terms of Pinnacle Canada's exploration joint venture agreement with that partner. As a consequence of its election, Pinnacle Canada acquired a combination 22.5% working interest and a 4% overriding royalty interest in the exploration block. Exploratory drilling has not commenced.

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

We are obligated to pay a license fee to the licensor of our SFD technology, Momentum Resources Corporation, in an amount equal to 1% of all "Prospect Profits" we may receive on or before December 31, 2000, and 5% of all Prospect Profits we may receive thereafter. Momentum Resources is controlled and indirectly owned by our controlling shareholders--Mr. George Liszicasz, our chief executive officer and the chairman of our board of directors, and Mr. R. Dirk Stinson, one of our directors.

Outlook And Prospective Capital Requirements

We commenced SFD survey activities on a full commercial basis for our partners in early 1999. Our strategic partners have recently completed drilling one exploratory well, pursuant to which we hold an 11 1/4% working interest, and are currently drilling two additional exploratory gas wells on a second exploration block, pursuant to which we hold 16.87 1/2% and 5.62 1/2% working interests. While the recently completed well has been cased and completed as a natural gas discovery, this well will not be placed in production until a sufficient number of additional wells are drilled on the general exploration block and can be tied into a gathering system. Results from the two exploratory wells currently being drilled are not anticipated until the end of the fourth quarter of 1999. We anticipate that up to four additional exploration wells will be drilled on new SFD Prospects through the first quarter of fiscal 2000. Should our current contemplated drilling program be successful, the earliest date we would receive meaningful revenues would be the first quarter of fiscal 2000, assuming no complications in drilling or completing the wells or tying them into a gathering system.

We should be considered to be a development stage entity since we have not generated any operating revenues to date. Although we have sufficient working capital ($9,619,471 as of September 30, 1999) to fund our current level of operations for up to four and one-half years (assuming no major working interest or other capital investments), our ability in the longer term to continue as a going concern is dependent upon our receiving meaningful amounts of revenues from our strategic partners or through our own exploration efforts which, in either case, will be dependent upon successful exploration and production activities. We have budgeted the following level of expenditures over the twelve-month period ended September 30, 2000:

     .  Approximately $2.2 million for continuing operations; and

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

We cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. We also cannot give you any assurance that our strategic partners will drill any planned exploratory well on any accepted SFD Prospects at all or by projected drilling dates due to plethora of factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

For additional and more detailed information relating to our company and our business, please see our Annual Report on Form 10--K for our fiscal year ended December 31, 1998.

Results Of Operations

We had no oil and gas royalty or working interest revenues for its nine-month interim fiscal periods ended September 30, 1999 and 1998.

We incurred total operating expenses of $1,382,781 for the first nine months of 1999, as compared to $875,164 for the first nine months of 1998, representing a $507,627, or 58.0%, overall increase. This increase was primarily attributable to:

     . a $238,441, or 1364.2%, increase in survey operation support and development expenditures from $17,417 to $255,858;

     . a $147,890, or 19.8%, increase in administrative expense from $747,158 to $895,048;

     . a $128,163, or 292.3%, increase in amortization and depreciation from $36,353 to $142,612; and

     . a $14,449,or 19.5%, increase in net (unreimbursed) survey and data analysis expenditures from $74,226 to $88,675.

The $147,890 increase in administrative expense was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in the first nine months of fiscal 1999, the most significant of which were increases of $124,550 in wages and benefits; partially offset by a $99,709 decrease in legal expense. Survey operation support and development expenditures generally consist of any costs--including allocable salaries--we incur to:

     .  develop, improve and test various SFD Survey System components;

     . conduct field evaluations designed by our strategic partners to evaluate the SFD Survey System (after netting any costs our strategic partners are required to reimburse us for); and

     .  develop our research and development and survey functions.

The $238,441 increase in survey operation support and development was attributable primarily to the cost of further developing and refining the SFD Data interpretation functions of the SFD Survey System, and secondarily to expenditures incurred in developing our research and development and survey functions

Survey and data analysis expenditures generally consist of any costs we incur conducting commercial SFD survey activities for our strategic partners. The costs can be generally broken down into the two following components:

     . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our strategic partners are required to reimburse us for); and

     . allocable salaries of our personnel incurred interpreting SFD Data for our strategic partners.

Although we incurred total survey and data analysis expenditures of $184,104 and $141,896 for the first nine months of 1999 and 1998, respectively, our net survey and data analysis cost for these respective periods were only $88,675 and $74,226 after taking into consideration $95,432 and $67,670 in costs for these respective periods to which we were entitled to reimbursement by our strategic partners.

We effectively doubled our survey operation and support staff during the second quarter of 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and we anticipate that we will continue to hire additional geological, geophysical, scientific, information technology and support staff over the next nine months. We therefore anticipate that our total operating expenses will continue to significantly increase on a quarterly basis through the end of fiscal 2000 as a result of the increased level of operations facilitated by these additions.

We earned $244,336 in interest income for the first nine months of 1999, as compared to $150,836 for the first nine months of 1998. The increase in interest income was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our securities in May 1999.

We incurred a $94,575 foreign currency loss in the first nine months of 1999, as compared to a $7,068 foreign currency loss for the first nine months of 1998. Foreign currency gains or losses are amounts we record in the consolidation process to balance our books for financial reporting purposes which result from the conversion of our Canadian-dollar denominated balance sheet and revenue and expense items into U.S. dollars. The overall amount of foreign currency gains or losses in any period is the product of the fluctuation in United States-- Canadian currency exchange rates during that period. We will, as a general rule, incur a foreign currency gain on our books in any period in which the Canadian dollar becomes stronger in relation to the U.S. dollar, and incur a foreign currency loss in any period in which the Canadian dollar becomes weaker. Our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations through intercompany advancements.

Liquidity And Capital Resources

Our cash flow requirements from the inception of Pinnacle U.S. (October 20, 1995) through September 30, 1999 were funded principally from the following capital activities:

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

Our cash position as of September 30, 1999 and September 30, 1998 was $9,644,054 and $5,302,646, respectively, as compared to $4,713,822 and $848,339 as of the beginning of each such respective nine-period. The bulk of our cash is maintained in a United States government and government-backed securities money-market account.

The $4,930,231 increase in our cash position for the first nine months of 1999 was attributable to $6,094,868 in cash raised in financing activities, partially offset by $1,001,394 in cash used in operating activities and $163,343 in cash used in investing activities. The $4,454,307 increase in our cash position for the first nine months of 1998 was attributable to $5,520,322 in cash raised in financing activities, partially offset by $877,402 in cash used in operating activities and $188,613 in cash used in investing activities.

Our operating activities required cash in the amount of $1,001,394 for the first nine months of 1999, as compared to cash requirements of $877,402 for the first nine months of 1998. The $1,001,394 in cash used in operating activities for the first nine months of 1999 reflected our net loss of $1,233,020 for such period, as decreased for non-cash deductions for amortization ($235,627) and increased for a net increase in non-cash working capital balances ($4,001). The $877,402 in cash used in operating activities for the first nine months of 1998 reflected our net loss of $735,288 for such period, as decreased for non-cash deductions for amortization and accrued interest ($46,353) and increased for a net increase in non-cash working capital balances ($188,467).

We generated $6,094,413 in cash from financing activities for the first nine months of 1999, as compared to $5,520,322 in cash for the first nine months of 1998. The $6,094,413 in cash generated in the first nine months of 1999 was primarily comprised of $6,000,000 in gross proceeds from the private placement of common stock and $95,000 in gross proceeds the exercise of employee options. The $5,520,322 in cash generated in the first nine months of 1998 was primarily comprised of $6,000,000 in gross proceeds from the private placement of series "A" convertible preferred stock and common stock warrants, offset by $333,158 in issuance costs and $146,520 for the repayment of long-term debt.

We used cash in the amount of $163,242 for investing activities for the first nine months of 1999, as compared to $188,613 in cash used for investing activities for the first nine months of 1998. The principal use of cash for the first nine months of 1999 was to acquire property and equipment ($135,117) and drilling rights in an exploratory block pursuant to a working interest election ($28,125), while the principal use of cash for the first nine months of 1998 was to acquire property and equipment ($302,155), partially offset by deferred financing ($149,403).

Other Matters

Foreign Exchange Fluctuations

As noted above in "Results of Operations," we incurred a $94,575 foreign currency loss in the first nine months of 1999 in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-- Canadian currency exchange rates during that period, and anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our Company that may be potentially affected by foreign exchange fluctuations.

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

Matters Generally Relating To Our Company And Our Business

We Are A Developmental Stage Company With No Revenues

We should be considered to be a development stage entity since we have not generated any operating revenues to date. Should our current contemplated drilling program be successful, the earliest date we would receive meaningful revenues would be the first quarter of fiscal 2000, assuming no complications in drilling or completing the wells or tying them into a gathering system. We cannot give you any assurance that our strategic partners will drill any of these SFD Prospects at all or by projected drilling dates due to plethora of factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. Moreover, we cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating to the Company and its Business," generally, and "--Reliance on Joint Venture Partners--Non-Operator Status" and "--Risk of Exploratory Drilling Activities" particularly.

We Expect To Incur Continuing Operating Losses For The Near-Future

We have incurred operating losses since our inception as a result of our lack of revenues and, as noted above, do not anticipate that we will receive meaningful revenues until the first quarter of fiscal 2000, at the earliest assuming our current contemplated drilling program is successful and there are no complications in drilling or completing the wells or tying them into a gathering system. We anticipate that we will continue to incur substantial operating losses for the near-future, even if we commence receiving revenues, due to our significant monthly operating and research & development costs.

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

Uncertain Discovery Of Viable Commercial Prospects

Our future success is dependent upon our ability, through utilization of our SFD technology, to locate commercially viable hydrocarbon accumulations for development by our strategic partners. Based on our business plan, we will be dependent on:

     .  the efficacy of our SFD technology in locating SFD Prospects; and

     . the cooperation and capital of our strategic partners in exploiting these prospects.

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

Volatility Of Oil And Natural Gas Prices

It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including:

     . relatively minor changes in the supply and demand for oil and natural gas,

     .  economic, political and regulatory developments, and

     .  competition from other sources of energy.

Any extended or substantial decline in oil and gas prices would have a material adverse effect on:

     . our ability to negotiate favorable joint ventures with viable industry participants;

     . the volume of oil and gas that could be economically produced by the joint ventures in which we participate;

     .  our cash flow; and

     .  our access to capital.

We do not currently intend to engage in hedging activities, and may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. Our business, results of operations and financial condition would be materially and adversely affected by adverse changes in prevailing oil and gas prices. See Part I, Item 3, captioned "Quantitative And Qualitative Disclosures About Market Risk," for additional discussion of market risks relating to oil and gas price fluctuations.

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

Dependence On Current Key Personnel

Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology and the interpretation of SFD Data, and Messrs. Daniel C. Topolinsky and James R. Ehrets, our President/Chief Operations Officer and our Executive Vice President of Operations, respectively.

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

The loss of Messrs. Topolinsky's and Ehret's services would also be extremely difficult to replace due to their management skills and their core knowledge of our technology and business as a result of their association with our Company over the past several years.

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

Ability to Attract Qualified Personnel

Our ability to implement our growth strategies depends upon our continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for these types of personnel is intense and we cannot give you any assurance that we will be able to retain our key managerial, professional and/or technical employees, or that we will be able to attract and retain additional highly qualified managerial, professional and/or technical personnel in the future.
Our inability to attract and retain the necessary personnel could impede our growth.

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

Common Stockholders Should Not Expect To Receive A Liquidation Distribution

If we were to liquidate or dissolve our company, the holders of our common stock would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series "A" preferred stockholders as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable any common stockholder to receive any liquidation distribution with respect to our common stock.

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

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission Of Matters To A Vote Of Security Holders

Our Annual Meeting of Stockholders was held on September 30, 1999. At the meeting the holders of our common stock elected Messers. George Liszicasz, Daniel C. Topolinsky, R. Dirk Stinson, Lorne W. Carson and Dennis R. Hunter to serve as our Non-Series A Directors, and the holders of our series "A" preferred stock elected Messers. Jon E.M. Jacoby and K. Rick Turner to serve as our Series A Directors. The tally of the votes are set forth below:

                                                              Vote
     --------------------------------------  --------------------------------------
                Name of Nominee                   For       Withhold     Abstain
     --------------------------------------  ------------ ------------ ------------
     Non-Series A Directors:
       George Liszicasz....................    11,480,153       0           0
       Daniel C. Topolinsky................    11,480,153       0           0
       R. Dirk Stinson.....................    11,480,153       0           0
       Lorne W. Carson.....................    11,480,153       0           0
       Dennis R. Hunter....................    11,480,153       0           0

     Mandatory Series A Director:
       Jon E.M. Jacoby.....................       800,000       0           0

     Additional Series A Director:
       K. Rick Turner......................       800,000       0           0

The holders of our common stock also ratified the appointment of Deloitte & Touche to serve as our independent auditors for our pending fiscal year which will end December 31, 1999 by the following vote: 11,478,739 shares voting For, 0 shares Withheld, and 1,414 shares Abstaining. There were no broker non-votes with respect to any matter presented for vote at our Annual Meeting of Stockholders.

Item 5.      Other Information

Not Applicable

Item 6.      Exhibits

Exhibits

Exhibit 27 - Financial Data Table

Reports on Form 8-K

None

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10--Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 12th day of November, 1999.

                                        Pinnacle Oil International, Inc.


                                        By:    /s/ John M. Woodbury, Jr.
                                           ------------------------------------
                                               John M. Woodbury, Jr.,
                                               Chief Financial Officer
                                               (principal accounting officer)