Form 10-K
period 1999-12-31
PINNACLE OIL INTERNATIONAL INC
filed 2000-04-17
CIK 1009922

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   _________

                                   FORM 10-K
                                   _________

[X]  Annual

     For the fiscal year ended December 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

Commission file number: 0--24027

                       PINNACLE OIL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                Nevada                                  61-1126904
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2000 was approximately $337,396,000 based upon the closing price per share of the registrant's common stock of $38 on that date. The number of shares outstanding of the registrant's common stock as of March 28, 1999: 12,870,016 shares

                      Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of stockholders to be held later in 2000.

================================================================================

                               Table Of Contents

                                                                                                                        Page
                                                                                                                        ----
Item 1.           Business............................................................................................   1
-------           --------
                  Overview............................................................................................   1
                  --------
                  Our Corporate History...............................................................................   1
                  ---------------------
                  Status Of Our Exploration Efforts...................................................................   2
                  ---------------------------------
                  Corporate Objective.................................................................................   4
                  -------------------
                  Theoretical Basis Of SFD Technology.................................................................   5
                  -----------------------------------
                  Operational Practices In Conducting SFD Surveys.....................................................   6
                  -----------------------------------------------
                  Our Business And Geographic Segments................................................................  11
                  ------------------------------------
                  Joint Venture Partners..............................................................................  11
                  ----------------------
                  Competition.........................................................................................  15
                  -----------
                  Employees...........................................................................................  15
                  ---------
                  Research and Development............................................................................  16
                  ------------------------
                  Manufacturing Capacity and Suppliers................................................................  16
                  ------------------------------------
                  Governmental And Environmental Regulation...........................................................  16
                  -----------------------------------------
                  Operating Hazards...................................................................................  16
                  -----------------
                  Our SFD Technology License..........................................................................  17
                  --------------------------
                  We May Be Unable To Protect Our Proprietary Rights To Our SFD Data And The SFD
                  ------------------------------------------------------------------------------
                  Technology..........................................................................................  20
                  ----------
Item 2.           Properties..........................................................................................  20
-------           ----------
                  Leased Premises.....................................................................................  20
                  ---------------
                  Petroleum Properties................................................................................  20
                  --------------------
Item 3.           Legal Proceedings...................................................................................  22
-------           -----------------
Item 4.           Submission Of Matters To A Vote Of Securities Holders...............................................  22
-------           -----------------------------------------------------
Item 5.           Market Price Of And Dividends On Our Common Stock And Related Stockholder Matters...................  22
-------           ---------------------------------------------------------------------------------
                  Market Information..................................................................................  22
                  ------------------
                  Dividend Policy.....................................................................................  23
                  ---------------
Item 6.           Selected Consolidated Financial Information.........................................................  23
-------           -------------------------------------------
Item 7.           Management's Discussion And Analysis Of Financial Condition And Results Of Operations...............  25
-------           -------------------------------------------------------------------------------------
                  Overview............................................................................................  25
                  --------
                  Capital Requirements................................................................................  26
                  --------------------
                  Results Of Consolidated Operations..................................................................  27
                  ----------------------------------
                  Liquidity And Capital Resources.....................................................................  30
                  -------------------------------
                  Other Matters.......................................................................................  31
                  -------------
                  Uncertainties And Risk Factors That May Affect Our Future Results And Financial
                  -------------------------------------------------------------------------------
                  Condition...........................................................................................  32
                  ---------
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk...........................................  42
--------          ---------------------------------------------------------
                  Oil And Gas Price Fluctuations......................................................................  42
                  ------------------------------
                  Oil And Gas Price Fluctuations......................................................................  43
                  ------------------------------
                  Currency Fluctuations...............................................................................  43
                  ---------------------
                  Interest Rate Fluctuations..........................................................................  43
                  --------------------------
Item 8.           Financial Statements And Supplementary Data.........................................................  44
-------           -------------------------------------------
Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosure................  44
-------           ------------------------------------------------------------------------------------
Item 10.          Our Directors And Executive Officers................................................................  44
--------          ------------------------------------
Item 11.          Executive Compensation..............................................................................  44
--------          ----------------------
Item 12.          Ownership Of Our Securities by Beneficial Owners And Management.....................................  44
--------          ---------------------------------------------------------------
Item 13.          Certain Relationships And Related Transactions......................................................  44
--------          ----------------------------------------------
Item 14.          Exhibits, Financial Statements, Schedules And Reports On Form 8--K..................................  45
--------          ------------------------------------------------------------------

The information set forth in Item 1 of this annual report, captioned "Business," is current as of April 14, 2000, unless an earlier or later date is indicated in such section. The information set forth in the sections of this annual report other than Item 1 is current as of December 31, 1999, unless an earlier or later date is indicated in those sections.

All references to "dollars" in this prospectus refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to rates of exchange and currency conversion, see note 2(l) to our consolidated financial statements.

                                    Part I

Item 1.   Business

Overview

Pinnacle Oil International, Inc. ("we," "our company" or "Pinnacle") is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We are a publicly traded company whose common stock trades over-the-counter on the NASD Electronic Bulletin Board under the symbol "PSFD." Our principal executive offices are located at Suite 750, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, Canada T2P 3G2, and our telephone number is (403) 264-7020.

We use our SFD technology to survey or reconnoiter large exploration areas from our survey aircraft at speeds in excess of 150 mph to identify and "high-grade" leads for further evaluation and potential drilling. Our SFD technology is a recently developed technology which we adapted for airborne survey operations, and field tested for independent geologists and our joint venture partners, in 1996 and 1997. We commenced SFD survey activities on a full commercial basis for our joint venture partners in early 1998.

Our SFD technology affords us the relatively inexpensive ability to obtain near real-time analysis and interpretation of potential hydrocarbon accumulations in a matter of days or weeks, as compared to months and in some cases years in the case of the seismic methods currently employed by the oil and gas exploration industry for wide area exploration or reconnaissance. These cost and time advantages will ultimately enable us to effectuate potentially significant reductions in oil and gas exploration "finding costs." Finding costs include the cumulative costs of acquiring seismic, purchasing mineral rights, and drilling and completing exploration wells. The ability to reduce finding costs is an extremely important financial factor in the oil and gas industry, insofar as low finding costs represent a measure of an oil and gas company's ability to effectively and efficiently find new reserves, as well as generate cash flow.

Our Corporate History

We were initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation." In January 1996, we acquired all of the common stock of Pinnacle Oil Inc., a Nevada corporation, from its stockholders in exchange for our common stock. As a consequence of this transaction, Pinnacle Oil Inc., whom we refer to as "Pinnacle U.S.," became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock. Prior to this transaction we were a corporate shell conducting no active business, and Pinnacle U.S. was a development stage research and development enterprise holding world-wide rights to use what is now our SFD technology for hydrocarbon exploration purposes. Immediately after this transaction we changed our name to "Pinnacle Oil International, Inc."

Status Of Our Exploration Efforts

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries. Our first subsidiary, Pinnacle U.S., focuses on United States-based exploration. Our second subsidiary, Pinnacle Oil Canada, Inc., whom we refer to as "Pinnacle Canada," focuses on Canadian-based exploration. Pinnacle, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

Our United States exploration efforts to date have been focused on the Greater Green River Basin in Wyoming and the Williston Basin in North Dakota. These exploration activities have been conducted under a joint exploration and development agreement with CamWest Exploration LLC, a Colorado-based exploration company. Under this agreement we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest.

Our Canadian exploration efforts to date have been focused on southern Alberta, northeastern British Columbia, southwestern Saskatchewan and Newfoundland. The majority of these exploration activities have been conducted under an exploration joint venture agreement with Encal Energy Ltd., a Calgary-based exploration and production company. Under this agreement we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Encal. We have also recently commenced conducting exploration activities in western Canada for our own account. We anticipate developing these prospects through a joint venture with either Encal or another Canadian exploration company.

From the inception of our commercial airborne survey activities in mid-1997 through the date of this annual report, we have:

 .   flown over:

       . 60,000 linear survey miles in 20 separate exploration areas in the United States and Canada for our joint venture partners, and

       . 2,500 linear survey miles in an separate exploration area in Canada for our own account; and

 . tendered 81 prospects which we believe to have commercial potential to our joint venture partners for further geological and geophysical evaluation as a result of our analysis and interpretation of SFD Data acquired during these flights.

Of the 81 prospects we have tendered to our joint venture partners:

 . 25 prospects have been accepted by our joint venture partners for acquisition and drilling upon completion of their geological and geophysical evaluation.

 . seven prospects have been designated as "key tracts" by our joint venture partners for future drilling based upon long-term considerations such as land availability;

 . nine prospects have been rejected by our joint venture partners and have either reverted to Pinnacle for our own account or will be jointly exploited by Pinnacle and the joint venture partner pursuant to the terms of the joint venture agreement; and

 . the balance of the tendered prospects remain subject to acceptance pending completion of geological and geophysical evaluation, land acquisition or other considerations.

Of the 25 prospects that have been accepted by our joint venture partners:

 . One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled directionally to an unknown bottom hole target, evaluated, and abandoned as being uneconomic. Pinnacle Canada elected a royalty interest through Encal with respect to this prospect.

 . One exploration well spudded in September 1999 by a third-party operator at our Leucite Hills South prospect in Wyoming, was drilled, cased and completed in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded by CamWest in October 1999 at our Poblano prospect in Wyoming, was drilled, cased and completed in January 2000 as a natural gas discovery, and production will commence upon completion of a twelve-mile pipeline that will tie the well into a sales system. CamWest spudded a step-out exploratory well on this prospect in March 2000, which is still in the process of being drilled as of the date of this annual report. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded by a third-party operator in October 1999 at our Poblano South prospect in Wyoming, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded in December 2000 by Encal at our Carbon prospect in southern Alberta, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. Pinnacle Canada elected an overriding royalty interest with respect to this prospect.

 . One exploration well spudded in March 2000 by Encal at our Monarch prospect in southern Alberta. This well is currently cased and awaiting completion. Pinnacle Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

 . Drilling rights for the balance of the prospects have either been acquired and exploration wells are scheduled for drilling at a future date, or remain in the process of being acquired. We anticipate that two to four exploration wells will be spudded on these prospects by our joint venture partners or third-party operators by June 30, 2000. As of the date of this annual report, our joint venture partners have acquired drilling rights for fourteen of those prospects.

The joint venture agreements we have entered into with our joint venture partners generally entitle us to elect to receive one of the two following payment streams for each SFD-identified prospect accepted and drilled under the applicable agreement:

 . A capital investment and generally risk-free overriding royalty of 5% to 8% of oil or natural gas revenues received by the joint venture partner with respect to the prospect. In any situation where we elect to receive this royalty, our joint venture partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for the prospect if it has not already done so, and to conduct all drilling, production and marketing activities necessary to exploit the prospect.

 . A working interest of up to 45% of the joint venture partner's net revenues with respect to the prospect. In any situation where we elect to participate on a working interest basis, we must bear our share of the acquisition of mineral and drilling rights (if necessary), drilling and production costs incurred with respect to the prospect based upon our working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically a 22 1/2% working interest and a 4% overriding royalty.

Our U.S. joint venture partner is also required under the terms of its joint venture agreement to reimburse us for 100% of the expenses we incur in conducting aerial surveys for that partner, while our Canadian joint venture partner is required under the terms of its joint venture agreement to reimburse us for 50% of the expenses we incur in conducting aerial surveys for that partner.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum a fee equal to 1% of any "prospect profits" which we may receive on or before December 31, 2000, and 5% of any prospect profits which we may receive after December 31, 2000. Momentum is controlled and indirectly owned by two of our significant stockholders, both of whom currently serve as our directors and one of whom currently serves as one of our executive officers.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Although we have sufficient working capital as of December 31, 1999 to fund our current level of operations for several years assuming we make minimal investments in petroleum properties, our ability to continue as a going concern in the longer term will nevertheless be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our joint venture partners with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

Corporate Objective

Our corporate objective is to become an industry leader in technology-driven oil and gas exploration. Utilizing our unique and exclusive SFD technology, we can provide to our joint venture partners competitive advantages not seen in the exploration business. We anticipate that we will attain our corporate objective through the following evolutionary steps:

 . In the short-term we will continue to work with our joint venture partners to explore the sedimentary basins they request we survey. Our primary interest at this stage of our development is to focus on drilling results to prove our SFD technology, while participating in a sufficient number of exploratory wells on a working interest basis to demonstrate our commitment to our technology. Budgetary considerations permitting, we will participate in drilling activities on either a pure working interest basis up to our permitted 45% where we are willing to accept higher risk in order to earn higher returns, or a combination working interest/overriding royalty basis where we desire to participate on a lower percentage basis. In other circumstances we will not participate, and will instead be paid an overriding royalty on production revenue. All of these projects will allow us to not only establish a statistical drilling track record for our SFD technology, but enable us to build cash flow to further fund our exploration drilling and research & development programs.

 . In the longer term once the value of our SFD technology has been demonstrated to the oil and gas industry, we will adopt a strategy to accomplish the following objectives:

       .   promote the expeditious acquisition and drilling of SFD Prospects;

       . maximize the return on our investment while minimizing risk associated with direct investments in oil and gas drilling projects; and

       . enable us to have a greater degree of control and influence over strategic project decisions, while at the same time not becoming bogged down in drilling, production and marketing operational issues.

     While we anticipate that we will continue to participate in projects with third party exploration companies, we anticipate that the economics of investment or the underlying arrangements will change as follows:

       . we will either invest in the same way as we currently invest--i.e., on a straight working interest or royalty participation basis or a combination of the two depending upon capital investment requirements, potential reserve size, geographic location, risk levels, project completion times and parties involved--although we would expect that our working interest and royalty percentages would be increased; or

       . we will engage independent drilling, production and marketing companies on a contract basis.

We anticipate that we will be able to finance our increased land acquisition costs and working interest participations through available cash flow or financings funded, in part, through our anticipated base of proven reserves. Most importantly, we will endeavor to acquire drilling and land rights in our name in order to procure maximum leverage in negotiating transactions with drilling and production partners or contractors on terms most beneficial to our company.

While we will acquire a land department to acquire drilling rights and manage our properties, we do not intend to become a manpower- and cost-intensive drilling and production company, and will instead delegate these matters to our partners or independent contractors or service providers, although it is possible that we may establish a separate affiliated entity to manage production and marketing functions. We anticipate that we will increase our staffing levels--exclusive of any separate production and marketing entity we may establish--to approximately 50 employees in this business model, including additional administrative, research and development and SFD flight, survey and interpretive staff. Given our relatively modest projected staffing requirements, we anticipate that our annual operating expenses would be kept to relatively minimal levels.

You should note that prospects that are confirmed through exploratory drilling as containing commercial quantities of oil and gas may become immediately marketable based on the size of their estimated reserves. It is therefore not necessary to actually place production wells on-line to recognize the value of these reserves, and we may consider selling the reserves and associated drilling rights to third parties based upon a discounted cash flow formula derived from estimated reserves and other production and/or market factors. We also anticipate that we will have the similar ability, once our SFD technology is proven, to sell SFD Prospects on the market, even if exploratory wells have not been drilled. We have, in fact, set up a mechanism under our joint venture agreements with our joint venture partner to dispose of smaller SFD Prospects which may have commercial value.

Theoretical Basis Of SFD Technology

What Is Our SFD Technology

Our SFD technology allows us to measure the variations in energies relating to `stressed' subsurface structures and hydrocarbon accumulations. By analyzing these field patterns, we are able to determine the probability of locating commercially viable deposits. The principal components of our SFD technology, the SFD sensors, are `stand-alone' devices that incorporate principals of contemporary quantum theory in their operation.

What Is Quantum (Field) Theory And Its Applications


`Quantum theory' incorporates two bodies of physics--`quantum mechanics,' which deals with wave-particle duality, superposition principle, uncertainty principle, wave function and probabilities; and `special relativity' which examines the effects of space-time geometry and the relativity of motion. Traditional physics, known as `classical theory,' cannot account for the structure and behavior of elementary particles, for example, the lattice-vibration effects that arise from electrons colliding with atoms. In contrast, quantum theory is successful in dealing with these phenomena. It describes matter and energy interactions in the universe in terms of single indivisible units called `quanta,' or in the singular `quantum.'

According to the `standard model' of quantum theory, which summarizes current understanding of elementary particles and the fundamental forces of nature, `fields' are the basic make-up of the universe. Therefore, each elementary particle has an associated field with it. Little ripples in these fields carry information, energy and momentum from one area or particle to another.

Quantum theory describes matter as both waves and as particles. A direct consequence of the wave-particle duality is the `uncertainty principle' advanced by Heisenberg. According to this principle, particles do not have definite locations, speeds, and paths as usually described by classical physics. Instead, quantum theory describes positions and other properties of particles in terms of the incidental events where the property will have a certain value. The way a quantum object behaves is defined by its 'wave function' developed by Schrodinger, allowing us to compute the `probability' that certain event will be observed. Everything in quantum theory is based on probability. This simply means that one cannot predict an event definitely but can estimate the probability for the event to occur.

In spite of its success, there are situations where quantum theory is insufficient to give proper explanation. Under the umbrella of quantum theory, three fundamental forces--the `electromagnetic,' the `weak,' and the `strong' forces--are successfully unified. However, it cannot adequately incorporate the fourth, `gravitation.' None of the branches of quantum theory can account for the discrepancies in masses of elementary particles. To address this issue, Higgs proposed a mechanism--known as `massive gauge bosons'--by which particles acquire mass without breaking the symmetry laws of modern physics. Higgs bosons have no intrinsic spin or electric charge and can not be distinguished from empty space or vacuum. It is now proposed by physicists that the all-pervading Higgs scalar fields homogenize space and give rise to as many particles as there are many special scalar fields. In support, Peccei-Quinn symmetry and String theory predict the existence of `composite scalar fields' that are massless at high energies. Presently, physicists are working on proving the existence of these complex scalar fields. They forecast a number of individual and composite Higgs fields and torsion fields, the latter of which relates to the quantum spin of empty space or vacuum. These issues have ramification in our theoretical discussions with respect to the operation of our SFD technology and we interpret the role of Higgs fields as being direct and relevant.

Quantum theory has already been applied in the development of commercially available instruments and devices. Superconducting Quantum Interference Device or SQUID is a typical example. It is the most sensitive detector of magnetic fields known so far. The application of SQUID technology ranges from medical diagnostics for detecting brain damage to performing special tests in relativity. Quantum lasers are another example of the successful commercial application of quantum theory. The major advantage of these lasers is that they can be tailored to emit light over a wide range of the spectrum--something that no other laser can do. In fact, anyone who owns a compact-disc player today uses this technology. By means of Molecular-Beam Epitaxy or MBE, initially developed at Bell Labs, layers of atoms can be deposited on a heated metal surface. This technology is essential in the fabrication of advanced semiconductor devices and integrated circuits including the quantum-well lasers. Nowadays, computer scientists are moving towards embracing quantum-wire and quantum computers as the future of computing. Theoretically, quantum computers will perform calculation orders of magnitude faster than the best computers of today.

What Are Stress Fields And Their Relation To SFD Theory

On a global scale, the earth's crust is under variable stress resulting from crustal plate (tectonic) movements that produce subsurface mechanical and hydraulic interactions. Stress is manifest in the macroscopic deformation of buried sediments and rock strata, the microscopic deformation of their constituent minerals. It is well known that electrical energy balance in a crystal lattice is maintained by the alternation of equal and opposite charges. However, when the crystal lattice of a material, for example quartz, is suddenly subjected to stress, electromagnetic radiation will be emitted. Under sustained localized stress conditions, we believe that `scalar energy fields' are also generated or modified at a quantum level. The word `scalar' in its basic form means that the field carries no direction only magnitude, unlike vector fields resulting from conventional electromagnetic fields that carry both magnitude and direction. The generated or modified scalar energy fields are non-electromagnetic in nature, and we believe are related to Higgs and torsion fields.

Our SFD sensors are passive quantum transducers. The operation of these devices is based on quantum mechanical principles and involves the capture and interaction, translation and conversion of certain scalar energy fields into electrical signals. Our SFD sensors have demonstrated the ability to date to directly detect scalar energy effects generated or modified at depths in excess of 15,000 ft below the surface, and at altitudes in excess of 10,000 ft. Surface cultural phenomena, such as large body of water, do not affect the SFD sensors as long as the change in magnitude is moderate. By generating and maintaining their own quantum fields, the SFD sensors are able to interact with these energy fields via quantum particles. The resulting interactions are converted and "recorded" as electrical signals.

Our SFD sensors are also non-linear `chaotic' devices. Chaos theory characterizes chaotic devices as behaving in a complex manner, despite the fact that they can be described quite simply. By definition, these systems exhibit unpredictable dynamics that are sensitive to their initial conditions. Chaotic systems are mathematically deterministic--that is, they follow precise laws, but their irregular behavior can appear random to the casual observer. The response of our device to a phenomenon may diverge exponentially and much faster than that of a slower linear system. Once a response to a phenomenon is initiated, it will proceed until saturation or occurrence of the next phenomenon. Even though, within the confinement of the inherent restrictions of quantum mechanics, the number of possibilities of reacting to the same stimulus is deterministic, the device still behaves irregularly. Nevertheless, by cycling about an optimum function point, the behavior of a quantum device can achieve some stability in a way that never quite repeats itself.

Sustained geological stress will lead to the development of new conditions manifested in scalar energy fields of different origin that are related to Higgs and torsion fields. We postulate that the fields generated or modified are due to complex variations in quantum vibrations and vacuum interactions. These fields carry information, momentum and in some cases, substantial energy. Although these energy fields appear scalar in nature, they can in effect act as vector fields under certain conditions.

When scalar energy fields interact with existing anomalies they can create large vortices with smaller internal vortices over a given subsurface phenomenon. The vortices may dynamically increase and decrease in magnitude, and when traversed they significantly affect the quantum interactions in our SFD sensor. Based on observations we have made from several hundred surveys of known oil and gas fields, it appears that these vortices are associated with `mechanical' and `hydraulic' stresses, as explained below, in particular, geologic structures and hydrocarbon accumulations.

What Is The Practical Application Of Stress Fields to Geology and Hydrocarbon Exploration

We believe that all regional substrata exhibit their own unique stress fields, reflecting the sedimentary and burial histories of those substrata and, more importantly for the purposes of the application of our technology, the mechanical and in some cases hydraulic stresses or pressures inherent in or placed upon those substrata. This is important because it is our ability to identify the changes in subsurface stresses and pressures with our SFD technology which allows us to either inferentially or directly identify oil and gas accumulations. Through our continued research and development, a high level of correlation has been shown between the science of geology and our quantum-based SFD technology.

What Are Subsurface Mechanical Stresses

Subsurface mechanical stresses are caused by directional tectonic forces that disrupt the stress and pressure equilibrium in the underlying strata. Sedimentary basins consisting of relatively undisturbed flat-lying or gently dipping sediments generally maintain a balanced pressure equilibrium and therefore exhibit low constant stress. Where tectonic forces have compressed, folded, faulted, or fractured the sedimentary package, a balanced mechanical equilibrium is not maintained, and these areas exhibit stresses in one or more directions depending upon the geology and the geometry of the deformation. In other areas where the regional strata is characterized by non-uniform geologic layering, particularly areas containing abrupt major sedimentation changes such as buried reefs, channels, and erosional edges, these appear to exhibit higher residual stress than the adjacent regional strata.

What Are Subsurface Hydraulic Stresses

Hydraulic stresses are caused by the presence of fluids (liquids and gases), such as water, oil and natural gas, within the strata and, more particularly, the inherent and directional pressures resulting from the relative buoyancy of the fluids. A simple illustration of buoyancy is the effect of submerging a beach ball in a swimming pool. When a beach ball is submerged it attempts to rise to the top of the pool because the air in the beach ball is less dense than the surrounding water. This upward pressure, which displaces the water above the beach ball as it rises to the surface, is called buoyancy. Oil and gas exhibit the same properties when formed underground--they will percolate upwards through the strata by way of fractures or permeable strata until they either reach the surface or are stopped or "trapped" by a non-porous barrier, in which case they will continue to exert pressure against the trapping barrier.

How Does Our SFD Technology Interact with Subsurface Stress Fields

The principal components of our SFD technology are passive transducers, which we refer to as the "SFD Sensors," which create and maintain quantum fields. As we fly our SFD technology over an exploration area, the SFD Sensors interact with the varying stress fields that are generated by and within the subsurface strata. Our SFD technology interacts with these dynamic energy patterns and converts them into electrical digital signals which we record and later interpret using known geologic phenomena and oil and gas accumulations as analogies.

Operational Practices In Conducting SFD Surveys

How We Acquire SFD Data

In operational practice, our SFD Survey System is flown over pre-selected exploration areas at varying altitudes and from different directions. As the SFD Sensors interact with the fields created by stresses, they register a multitude of responses that we record in the form of digital signals, which we refer to as "SFD Signals." Our proprietary data acquisition system acquires and records these signals and marks their geographic location with global positioning satellites using "GPS" coordinates. These integrated signals are now referred to as "SFD Data." Our technical crew aboard the aircraft can also monitor these signals in real time, which allows them to immediately identify areas of particular interest for further investigation.

How We Interpret SFD Data

Once SFD Datasets acquired from our airborne survey operations are returned to our home offices, our geological and geophysical interpretive staff process the data, plot the flight lines, and produce computer-generated maps. We then commence the following screening and interpretation process:

  . First, we screen the SFD Data for "anomalous" signals on the flight line, which we refer to as "SFD Anomalies." These SFD Anomalies include signals from both unknown or non-producing areas that we survey as well as signals obtained over known oil and gas pool crossings.

  . Once we have identified the SFD Anomalies on a given flight line, we then isolate and distinguish SFD Anomalies which have signal characteristics indicative of subsurface mechanical conditions, which we refer to as "structural signals," and subsurface hydraulic conditions, which we refer to as "hydrocarbon signals." At this point, we will contrast these new structural and hydrocarbon signals with those signals found over known oil and gas accumulations in the area. This comparative process, which we discuss in greater detail below, is very similar to that used in seismic interpretation.

  . Our geological team then puts each identified SFD Anomaly into subsurface context using our in-house geological database. The SFD Anomaly may then become a "SFD Lead," if the structural and hydrocarbon signals of the SFD Anomaly appear to coincide in proper geologic context. In other words we answer the question, does the anomaly make sense where it appears in the sedimentary basin? Where we have sufficiently qualified an SFD Lead with further SFD Data acquired from additional surveys, we reclassify the lead as a "Recommended SFD Prospect" and tender it to our joint venture partner for its further geological and geophysical evaluation.

  In reaching its conclusion as to the coincidence of favorable geology and structural or hydrocarbon signals, our geological team will evaluate the following factors in the overall context of its understanding of the local geology:


  .  "Templating" Signals With Those Of Known Oil And Gas Accumulations

     Our geological team compares or "templates" the anomalous structural and hydrocarbon signals with those of known oil and gas accumulations since oil and gas exploration is, by its inherent nature, a "comparative" process. Geologists and geophysicists constantly compare data for exploration areas to that from known producing regions that are either nearby or exhibit similar subsurface characteristics. Our process is similar in that we compare the structural or hydrocarbon signals from our anomalies to those signals from a nearby producing field or other known fields that exhibit similar patterns.

  .  Signals Characteristics

     The most common and reliable SFD signals are structural signals, which indicate the existence of potentially seismically-identifiable subsurface mechanical conditions such as structural traps, strata types and other geologic features and characteristics that commonly trap oil and gas accumulations ("seismically-identifiable structures"). Our experience is that our SFD technology recognizes seismically-identifiable structural traps and other geologic features with a high degree of accuracy.

     While the rate of corroboration is fairly high, the mere existence of seismically-identifiable structures does not mean that oil and gas is present. Rather, it merely infers that oil and gas may be present, since these geologic features and characteristics represent common trapping mechanisms. Industry experience has proven, for example, that the majority of seismically-identifiable structures do not trap commercial quantities of oil and gas. This is what makes "wildcat" exploration--where test wells are drilled in unproven areas distant from existing known pools usually based upon seismic interpretations or geological mapping--so risky. For example, the current oil industry rate of success in drilling productive wells in true wildcat exploration areas, based upon the ability of the well to produce sufficient hydrocarbons to repay its drilling costs and provide some return on equity, is only 10% to 20%, or one well out of five to ten wildcat wells drilled.

     The hydrocarbon signals are less common than structural signals. However, when hydrocarbon signals are present, they are complimentary to, and in some cases more probative than, our structural signals since:

     . Hydrocarbon signals directly indicate oil and gas accumulations, while the structural signals only infer oil and gas accumulations for the reasons indicated above;

     . The confluence of both structural and hydrocarbon signals, when present, enhances our comfort level in a commercial trap; and

     . The hydrocarbon signal alone lends itself to the potential identification of an abundant number of oil and gas accumulations that are "stratigraphically trapped" which are generally less susceptible to detection by seismic methods.

     The major drawback to date of our hydrocarbon signal is its relative inability on its own to indicate the depth of hydrocarbon accumulations or the number of oil and gas bearing zones, which we attempt to address through the templating process described above.

     While we believe based upon our experience that our SFD technology is fairly effective in identifying oil and gas pools, and particularly large fields, this belief will only be proven by drilling results from a representative group of stratigraphic pools that do not carry structural signals.

What Happens When We Tender Recommended SFD Prospects To Our Joint Venture Partners

Once we tender a Recommended SFD Prospect to one of our joint venture partners, they conduct whatever conventional geological, geophysical and economic evaluations of the prospect they may deem prudent in making a decision to proceed with drilling. If the joint venture partner decides to drill a Recommended SFD Prospect, the prospect is characterized as an "Accepted SFD Prospect," in which case we can elect to either receive our 5% to 8% overriding royalty or to participate in the drilling and production of the prospect through our working interest election.

How Fast Can We Acquire And Interpret SFD Data

We are able to fly our SFD Survey System at 150 to 200 mph, and can survey 600 to 800 linear miles in a four-hour day of recording. For each day of recording, it takes our staff between one to five days of data processing and interpretation--including plotting flight routes, screening and analyzing anomalies, putting the anomalies in geologic context, and ranking the anomalies--to sufficiently identify and recommend the SFD Prospects from that flight line. The actual amount of time required is ultimately determined by the following factors:

  .  The number and types of SFD Anomalies identified on the flight line;

  .  The quality of the SFD Data;

  .  The complexity of the subsurface geology under the flight line;

  .  The amount of available geological information; and

  . The amount of SFD Data available from other SFD survey flights intercapting the potential prospect.

As a consequence, we are able to record and interpret 800 linear miles of SFD Data acquired in one SFD survey flight over a period of only a few days at a cost of $5 to $10 per mile. By way of comparison, traditional land-based seismic crews record up to five linear miles of 2D seismic per day, depending on acquisition parameters, at costs of approximately $5,000 to $20,000 per mile. Two or more weeks are then required to process the data, followed by another several weeks for interpretation. As a result, it can take a minimum of six months to record and interpret 1,000 linear miles of new 2D seismic data, at a total cost of $5 million to $20 million. Greatly adding to these direct seismic expenses are the obvious opportunity costs of allowing aggressive competitors with comparable seismic capabilities an equal chance to record data during the same six month interpretation period. With our SFD technology, opportunity costs due to time lag are negligible.

We identify approximately twenty SFD Leads on average for each four-hour day of surveying, and ultimately tender, on average, two or 10% of these leads to our joint venture partners as Recommended SFD Prospects for further evaluation. The SFD Prospects which we tender can be pool to field-sized targets that could require two to ten wells or more to exploit depending upon accumulation. At our current projected annual rate of six to eight survey days per month per ten months of airplane annual operational availability, we anticipate we can identify 120 to 160 Recommended SFD Prospects per year assuming no excessive downtime. We anticipate that we will increase our monthly flying rate at some future date as we increase our efficiencies, which would result in a corresponding increase in the number of Recommended SFD Prospects we identify. The actual number of these Recommended SFD Prospects that are accepted and ultimately drilled by our joint venture partners will, however, be dependent upon any number of competitive, geological and environmental variables.

Longer-Term Issues That Effect The Timing Of SFD Surveys And Interpretation

Before we tender a Recommended SFD Prospect to a joint venture partner, we will typically interpret two or more SFD Data sets for the prospect, which requires in turn a corresponding number of SFD survey flights to acquire the data. If we are not able to acquire sufficient quality SFD Data for an SFD Lead from a single survey project, then we will be able in many instances to evaluate this information and tender the Recommended SFD Prospect to the joint venture partner in a matter of days following commencement of the interpretation process. However, in many cases we must perform additional survey flights over a target zone at a later date due to a number of factors, including delays attributable to weather, a need to acquire more definitive SFD Data, and requests by the joint venture partner to further define the Prospect or its surrounding area. Also, since we acquire SFD Data during our entire flight rather than limiting the data acquisition process to our targeted zones, we typically encounter new SFD Leads outside these zones which will require additional SFD Data for their further evaluation. It may take several weeks or even months to perform follow-up surveys on these SFD Leads due to impending survey and interpretation obligations to current joint venture partners, as well as weather conditions which may impede our ability to fly. We anticipate that a number of these timing issues will be addressed as we augment our current operational capacity with additional survey aircraft and interpretation staff.

Longer-Term Issues That Effect The Timing Of Land Acquisition And Drilling

We believe that our joint venture partners will not only be more successful in their drilling programs as a result of their reliance on our SFD technology, but also be capable of accessing superior opportunities more quickly than their competitors. However, the time it may take for a joint venture partner to get to the drilling stage of an SFD Prospect can still be lengthy depending upon any number of factors, including the following:

  . Regardless of the quality of SFD Data we have to support our recommendation in tendering a Recommended SFD Prospect, it currently remains necessary for our joint venture partners to conduct further geological and geophysical evaluations, including 2D or 3D seismic surveys where warranted, of each Recommended SFD Prospect. Because our SFD technology is a reconnaissance instrument, this must be done to determine the optimum drilling location and potential pay zone depth.

  . In some cases our joint venture partners may have the ability to conduct their geologic and geophysical evaluation relatively quickly, such as in circumstances where they have or can obtain sufficient quality commercial or proprietary local seismic data. However, in many cases, particularly those where we identify promising SFD Prospects outside target survey areas in which our joint venture partners already own drilling rights, local seismic data will not be existent or available. Seismic surveying, especially 3D seismic, requires governmental and environmental permits, satisfied surface land owners, and competent recording crews, among other things, and usually takes several months to acquire and process.

  . If our joint venture partners do not own mineral and drilling rights to a specific prospect, they must obtain these rights in order to drill. Negotiating deals with current mineral owners can be complicated, time consuming and frustrating, particularly when the prospective mineral rights lie in a highly competitive exploration area, or are already held by an oil & gas company. Some of the factors which influence our joint venture partners' ability to acquire the mineral and drilling rights at all, or the cost they must pay to acquire these rights, include:

       . whether the prospect lies in an active and competitive exploration area;

       .  current oil & gas prices and their perceived direction;

       .  the duration of the remaining term of a mineral lease;

       . the size and configuration of the mineral holdings sought (contiguous land positions are more valuable and therefore more expensive to acquire than patchwork holdings); and

       .  the proximity of oil and gas gathering and processing infrastructure.

       Also, our joint venture partners might be required, in the case of a farm-in, to first participate in the drilling of a location outside of our prospect in order to earn the right to later drill at the site of the prospect. This is done occasionally to earn valuable acreage "through the drill bit."

  . When mineral rights are held by the federal or state government, or held by the Crown (Canada), these lands may be acquired by posting for sale, but remain subject to the uncertainties of the bidding or auction process, and may require a considerable lead time before being offered for bid.

Our Business And Geographic Segments

We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our proprietary "SFD" remote-sensing airborne survey technology either directly for our account or indirectly for our account through working interest or overriding royalty interests through our joint venture partners. We do not currently sell or market our SFD Data as a separate product to third parties. For geographical segment information, see note 18 to our consolidated financial statements included in Item 14 of this annual report.

Joint Venture Partners

Canadian Exploration Joint Venture With Encal Energy Ltd.

Our Canadian joint venture partner is Encal Energy Ltd., located in Calgary, Alberta, Canada. Encal is an intermediate Canadian exploration company listed on the Toronto and New York Stock Exchanges. As of December 31, 1999, Encal had total assets of Cdn. $775 million and 103,567 mboe of total proved reserves. For 1999, Encal averaged 13,862 barrels per day of oil and natural gas liquid production and 153 million cubic feet per day of natural gas production.

Our current relationship with Encal is governed by the terms of an Exploration And Joint Venture Agreement entered into in September 1997, and which expires on September 15, 2000. This agreement replaced two prior joint venture agreements entered into with Encal during 1996 and 1997. We are currently in negotiations with Encal relative to extending the term of our current joint venture agreement, and modifying some of its terms to comport with our current business practices.

The material terms of the joint venture agreement with Encal/1/ are summarized as follows:

  . We are required to conduct SFD surveys on selected "exploration areas" identified by Encal of up to 2,400 square miles, and Encal is required to reimburse us for 50% of all daily aircraft rental, pilot salary, food and accommodation costs we incur to conduct these surveys. We retain the right to reject any presented exploration area for any bona fide reason, including safety or technical concerns.

  . When we have completed our survey, screening and interpretation activities with respect to an exploration area, we are required to present Encal a written report listing our Recommended SFD Prospects and a summary of our interpretations for the flight lines within the exploration area, as

_____________________

/1/ The terminology or defined terms we use in this section comports with our current nomenclature instead of that used in the Encal joint venture agreement in order to avoid confusion.

     well as a map of flight lines and locations of all SFD Anomalies from the flight within the exploration area. We are also obligated to give Encal the opportunity to review the SFD Data in our offices.

  . Once we have tendered our report to Encal, it will have 90 days to conduct conventional geological and geophysical evaluation of each Recommended SFD Prospect tendered to it in order to determine whether it will accept the prospect for potential drilling. If Encal accepts the exploratory prospect, it will become an Accepted SFD Prospect. If Encal rejects the prospect, we will attempt to agree on a procedure for its joint exploitation. If we cannot reach agreement with Encal on a mechanism to exploit the prospect, it will become our exclusive property and we may deal with it in any manner we deem appropriate, subject to a two year confidentiality restriction if the prospect is located on specified Encal lands.

   . If Encal elects to drill a test well on an Accepted SFD Prospect, we will have the right, at that time, to elect to either participate in drilling the prospect on a working interest basis along the lines discussed below, or receive a sliding scale overriding royalty on Encal's share of production from the prospect on the lines discussed below. If we elect to participate on a working interest basis on any Accepted SFD Prospect, we will later be given a second election, to be exercised after Encal acquires drilling rights for the prospect but before Encal spuds its first test well on the prospect, to convert our working interest in the prospect into an overriding royalty interest.

  . Should we elect to participate on a working interest basis, we will be obligated to bear 45% of Encal's land acquisition, drilling and development costs for that well (unless it is a farm-in well which is fixed at 40%), and will be entitled to receive a commensurate percentage of all revenues received by Encal after the deduction of royalties, severances taxes and production and marketing costs.

  . Should we elect an overriding royalty, we will receive a minimum of 5% and a maximum 8% of Encal's net revenues for crude oil, depending on the productivity of the well, and a flat 8% of Encal's net revenues for all other petroleum substances, including natural gas.

  . We are obligated, whenever the number of active Recommended SFD Prospects is less than fifteen, to devote at least 50% of our worldwide survey capacity to identify prospects for Encal, until the amount or "inventory" of active Recommended SFD Prospects reaches eighteen. For purposes of the foregoing, the following exploration prospects are not included in the "inventory" of active Recommended SFD Prospects:

       . Any Recommended SFD Prospect for which Encal is unable to obtain drilling rights;

       .  Any Recommended SFD Prospect on which Encal drills a test well; and

       .  Any Recommended SFD Prospect rejected by Encal.

  .  We have also agreed that:

       . we will have no more than two additional joint venture partners in Canada, although there are no restrictions on the number of joint venture partners we may utilize outside of Canada;

       . we will not grant larger or more numerous exploration areas to any other joint venture partners than those granted to Encal;

       . Encal will have the exclusive right for SFD surveys in the Province of British Columbia, and at least 50% of the aggregate area in selected regions of the Province of Alberta; and

       . Encal will be afforded a first opportunity to participate in any transaction utilizing our SFD technology to explore for petroleum substances outside of Canada, where, in our sole judgment, there is an opportunity for Encal to participate as operator or a participant provided that role is available; and also provided that we believe it is appropriate for Encal to perform that role.

  . Encal will be the operator, and will make all decisions relating to and control for all prospects developed by the joint venture. In this regard, Encal will be responsible for

       . conventional oil and gas exploration, operation, development and management of the joint venture and any of its oil and gas properties; and

       . the production and marketing of any petroleum substances which are produced from the joint venture.

  . Should production be processed through Encal's production facilities, we will pay Encal a reasonable proportional fee for the use of these facilities. If production is processed through a third-party's production facilities, we will be charged our portion of the actual costs for services performed.

It should be noted that as of the date of this annual report our company and Encal are not strictly following the prospect tendering and prospect evaluation time periods mandated in the Encal joint venture agreement insofar as we are currently working on the processes inherent in meeting these periods due to the evolving nature of the SFD identification and interpretation processes. We are also using a combination working interest/overriding royalty election in lieu of that specified in the Encal joint venture agreement.

United States Exploration Joint Venture With CamWest Exploration LLC

Our United States-based joint venture partner is CamWest Exploration LLC, a privately held oil and gas exploration company located in Denver, Colorado, and McKinney, Texas. CamWest is principally owned by Stephens Group, Inc., a private company headquartered in Little Rock, Arkansas, which invests primarily in energy, media, telecommunications and investment banking companies, and which has invested $8.5 million in our company through CamWest's affiliates.

Our current relationship with CamWest is governed by the terms of a Joint Exploration And Development Agreement which we entered into in April 1998, and which expires in March, 2003. This agreement was originally entered into with an affiliate of CamWest, CamWest Limited Partnership. However, CamWest Limited Partnership assigned its rights and obligations under the joint venture agreement to CamWest on January 29, 1999, in order to establish an entity dedicated solely to SFD exploration and drilling activities.

The material terms of the joint venture agreement with CamWest/2/ are as follows:

  . We are required to conduct SFD surveys on selected "exploration areas" in the United States or internationally outside of Canada identified by CamWest of up to 2,400 square miles, and CamWest is required to reimburse us for 100% of all daily aircraft rental, pilot salary, food and accommodation costs we incur to conduct these surveys. We retain the right to reject any presented exploration area for any bona fide reason, including safety or technical concerns.

  . When we have completed our survey screening and interpretation activities with respect to an exploration area, we are required to present CamWest a written report listing our Recommended SFD Prospects and a summary of our interpretations for the flight lines within the exploration area,

_____________________

/2/ The terminology or defined terms we use in this section comports with our current nomenclature instead of that used in the Encal joint venture agreement in order to avoid confusion.

     together with a map of flight lines and locations of all SFD Anomalies from the flight within the exploration area.

  . Once we have tendered our report to CamWest, it will have 90 days, at its sole cost, to conduct conventional geological and geophysical evaluation of each Recommended SFD Prospect tendered to it in order to determine whether it will drill a test well on the prospect. If CamWest decides to drill the exploratory prospect, it will become an Accepted SFD Prospect. If CamWest declines to drill, the prospect will be deemed rejected, in which case it will be tendered to a limited liability company which will be managed by CamWest, and owned 50% by us and 50% by CamWest, for joint exploitation.

  . Once CamWest elects to drill a test well on any Accepted SFD Prospect, we will be deemed to have a 45% working interest in that well along the lines discussed below; provided, however, we shall have the right, for a period of 15 days after CamWest notifies us it intends to drill, or 48 hours after notice that a drilling rig is located on the test well site if sooner, to reconsider our election. In this case we may either choose to either retain our 45% working interest, or reduce our working interest to a percentage less than 45%, or convert our entire interest to an overriding royalty along the lines discussed below.

  . Should we elect to participate on a working interest basis, we will be obligated to bear our elected percentage (i.e., 45% or less) of CamWest's land acquisition, drilling and development costs for that well, and will be entitled to receive a commensurate percentage of all revenues receives by CamWest after the deduction of royalties, severances taxes and production and marketing costs.

  . Should we elect an overriding royalty, we will receive a 5% royalty of CamWest net revenues if production is less than 1,000 barrels of oil or oil equivalents per month, and an 8% royalty when production equals or exceeds 1,000 barrels of oil or oil equivalents per month.

  . We are obligated, whenever the "inventory" of active Recommended SFD Prospects is less than 31, to commence and continue SFD surveying until there are again 36 Recommended SFD Prospects in active inventory.

  .  We have also agreed that:

       . whenever the number of active Recommended SFD Prospects in active inventory for CamWest is below the minimum requirement, we will dedicate at least 50% of our worldwide SFD survey capacity toward CamWest's requirements, unless we have obligations under three or more other joint venture agreements, in which case we must dedicate at least 25% of our worldwide SFD survey capacity to CamWest; and

       . CamWest will have the exclusive rights for SFD surveys in 2,400 square mile "exclusive areas" selected by CamWest outside of Canada; provided, however, that these areas are limited to a total of 1,000,000 square miles within the United States and an additional 1,000,000 square miles outside of the United States and Canada.

  . CamWest will be the operator, and will make all decisions relating to management and control of, all Recommended SFD Prospects developed under the joint venture. In this regard, CamWest will be responsible for

       . conventional oil and gas exploration, operation, development and management of the joint venture and any of its oil and gas properties; and

       . the production and marketing of any petroleum substances which are produced from the joint venture

  . Should production be processed through CamWest's production facilities, we will pay CamWest a reasonable proportional fee for the use of these facilities. If production is processed through a third-party's production facilities, we will be charged our portion of the actual costs for services performed.

It should be noted that as of the date of this annual report our company and CamWest are not strictly following the prospect tendering and prospect evaluation time periods mandated in the CamWest joint venture agreement insofar as we are currently working on the processes inherent in meeting these periods due to the evolving nature of the SFD identification and interpretation processes. We are also using a combination working interest/overriding royalty election in lieu of that specified in the CamWest joint venture agreement.

Renaissance Energy Survey Agreements

We had previously entered into several short-term survey agreements with another Canadian exploration company, Renaissance Energy Ltd., whereby we survey designated exploration blocks and tendered Recommended SFD Prospects to Renaissance for drilling with specified timeframes. Although we tendered several Recommended SFD Prospects to Renaissance, they did not drill exploratory wells on these prospects principally for economic reasons given low oil and gas prices at that time, and the last of the agreements lapsed without renewal in December 1999.

Competition

Since we use our SFD technology for wide-area oil and gas reconnaissance exploration, our "competition" would generally be described as other technologies used for wide-area oil and gas reconnaissance exploration. The principal competitive technology in this regard would be seismic, which is well accepted in the industry and has, in fact, been used since 1919. While there are numerous industry competitors of all sizes which offer seismic services, the largest industry competitors to our knowledge are Baker Hughes Inc., Schlumberger Limited, Compagnie Generale de Geophysique, S.A, Seitel, Inc., Veritas DGC Inc. and Petroleum Geo-Services A.S.A.

There are also a number of other technologies used in the industry for "passive" wide-area oil and gas reconnaissance exploration, including aeromagnetic, gravity, ground or surface radar, satellite surveys, telemetrics and spectrum analyzers, however, we do not believe that any of these technologies have been accepted in the industry as a highly predictive general exploration tool.

To our knowledge there are no other companies in the oil and gas exploration industry who employ any quantum physics-based technology similar to our SFD technology.

While the technologies noted above are competitive to ours in the sense that all are used for wide-area reconnaissance exploration, you should note that there is no direct competition in the sense that we do not offer the use of our SFD technology to the industry on a fee-for-service basis as is ordinarily the case with respect to the providers of these other technologies. Consequently, we do not have any customers for our SFD technology other than our two present joint venture partners.

Employees

As of December 31, 1999, we had fifteen full time employees. None of these employees are covered by collective bargaining agreements. Of these employees, five devote their full time and one devotes one-half of his time to SFD survey operations and SFD Data interpretation, and three devote their full time and one devotes one-half of his time to research and development. The balance provide administrative, information management and accounting support for all operations. We believe we have a favorable relationship with all of our employees. We have employment contracts with our four senior executives.

Research and Development

Our research and development activities to date have focused on developing, improving and testing our SFD Survey System and related components. Our research and development expenses amounted to $272,489, $57,823 and $103,079 for our 1999, 1998 and 1997 fiscal years, respectively. Our research and development budget for fiscal 2000 is $400,000.

Manufacturing Capacity and Suppliers

All components of our SFD technology, other than readily available computer hardware and software, are fabricated at our facilities by either Momentum Resources Corporation or our company, using readily available materials, pursuant to Momentum's or our specifications. We are not dependent upon any third party contract manufacturers or suppliers to satisfy our manufacturing requirements.

Governmental And Environmental Regulation

SFD Survey Flight Operations

The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD Data, is not subject to material governmental or environmental regulation with the exception of flight rules promulgated by the Federal Aviation Administration and Transport Canada governing the use of private aircraft, including rules relating to low altitude flights.

Oil And Gas Exploration And Development Projects

The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States and federal and provincial governments in Canada. In particular, oil and gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations generally are intended to prevent waste of oil and natural gas; protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production; and control contamination of the environment. Environmental regulations affect our operations on a daily basis. Public interest in the protection of the environment has increased dramatically in recent years. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend of more expansive and stricter environmental legislation and regulations will continue.

We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect project of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general would have a material adverse effect on our business, results of operations and financial position.

Operating Hazards

SFD Survey Flight Operations

The operation of our SFD survey aircraft is subject to the usual hazards incident to general and low level flight operations. These hazards can cause personal injury and loss of life, as well as severe damage to and destruction of property. While we maintain insurance coverage against some, but not all, operating risks associated with the operation of our aircraft, we cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase, nor can we give any assurance that any claim would not exceed our policy limits. If we were unable to procure insurance for our flight operations at an acceptable cost, the occurrence of significant adverse aircraft accident not fully insured or indemnified against could have a material, adverse effect on our business, financial condition and operating results. Similarly, a judgment or settlement in excess of our policy limits could also have a material, adverse effect on our business, financial condition and operating results.

Oil And Gas Exploration And Development Projects

The oil and gas exploration and development projects in which we participate through our joint venture partners will also be subject to the usual hazards incident to the drilling of oil and gas wells, including the risk of fire, explosions, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. In addition to the foregoing, offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards can cause personal or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

The project operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The insurance maintained by the project operator generally would not cover claims relating to failure of title to oil and gas leases, trespass during survey acquisition or surface damage attributable to seismic operations, or business interruption, nor would it protect against loss of revenues due to well failure. There can be no assurance that any insurance obtained by the project operating covering claims related to worker's compensation, comprehensive general liability for bodily injury and property damage, comprehensive automobile liability and pollution, cleanup, underground blowout and evacuation will be adequate to cover any losses or liabilities which may be incurred within projects in which we participate. We also cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase.

Since we do not act as operator on any projects in which we may participate, we are dependent upon our partners to conduct operations in a manner so as to minimize these operating risks.

In cases where we have direct liability as a result of our participation on a working interest basis, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have an direct material, adverse effect on our business, financial condition and operating condition. In these cases our exposure will be commensurate with our participation percentage.

While we would have no direct liability in cases where our participation is limited to an overriding royalty interest, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have an indirect material, adverse effect on our business, financial condition and operating results to the extent it adversely affects our joint venture partner's ability to complete current projects or explore for and develop additional projects.

Our SFD Technology License

We do not own our SFD technology, but instead have an exclusive world-wide license to use the SFD Data acquired by the SFD Sensor for hydrocarbon identification and exploration purposes (the "SFD Technology License") which was granted to us by Momentum Resources Corporation, which is the owner of the SFD technology. We do, however, own our data acquisition systems used with the SFD Sensor.

The terms of our license are governed by a Restated Technology Agreement which was entered into on August 1, 1996 by Pinnacle, Pinnacle U.S. and Momentum, and subsequently amended on April 3, 1998. Momentum is a Bahamas corporation which is indirectly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties to the SFD Technology License. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest stockholder and the Chief Executive Officer and a director of our company. Mr. Stinson is our second largest stockholder and one of our directors.

The material terms of the SFD Technology License, as amended, are summarized as follows:

  . Momentum is obligated to make the SFD Sensor available to our company for use on our SFD surveys in conjunction with our data acquisition and interpretation equipment, and must also provide all SFD Data acquired from each survey to our company for our exclusive use for hydrocarbon identification and exploration purposes.

  .  Mr. Liszicasz is obligated to:

       .  provide at least 500 man-hours per year to generate SFD Data, and

       .  interpret and analyze all raw SFD Data.

  . We will have 180 days after the designation of a "Prospect" to use our best efforts to commercially and economically exploit the Prospect for its hydrocarbon potential, subject to specified exceptions.

  . We are obligated to pay Momentum certain amounts which will be contingent on the commercial exploitation of the Prospects by our company, specifically, 1% of any "prospect profits" we may actually receive on or before December 31, 2000, and 5% of any "prospect profits" we may actually receive after December 31, 2000. For purposes of the foregoing:

       . the term "prospect profits" means "prospect revenues" less "prospect expenses;",

       . the term "prospect revenues" means as the aggregate of all gross revenues we may receive with respect to the commercial exploitation of all Prospects under the SFD Technology License, whether through cash flows of a joint venture, sale of "leads" for Prospects, or revenues from our direct ownership and sale of hydrocarbons from Prospects; and

       . the term "prospect expenses" being defined as all project expenses actually paid by our company with respect to the commercial exploitation of all SFD Prospects.

  . In addition to the noted payments, commencing on January 1, 2001, we will become obligated to grant Momentum warrants to purchase 16,000 shares of our common stock for each month in which Prospect production exceeds 20,000 barrels of hydrocarbons. The exercise price for these warrants will be the "fair market value" of our common stock as determined by reference to the closing price on the last business day of the quarter of the calculation.

  . Momentum is prohibited during the term of the SFD Technology License from engaging in the identification or exploitation of hydrocarbons for its own account, and cannot grant any license or sublicense to any third party to use the SFD Sensor or the SFD Data for the identification or exploitation of hydrocarbons.

  . The initial term of the SFD Technology License expires on December 31, 2005, however, it will renew automatically for additional one year terms unless we give written notice to Momentum, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the SFD Technology License.

  . Momentum, in turn, reserves the right to terminate the SFD Technology License upon the occurrence of any of the following events:

       . Our failure to make any payment required under the SFD Technology License.

       . Our abandonment or discontinuance of the conduct of the oil and gas exploration business;

       .  Our dissolution or liquidation;

       . Our assignment of our assets for the benefit of our creditors, or our filing bankruptcy, or the appointment of a receiver for our business or property; or

       . Our failure to perform any other material covenant, agreement or term of the SFD Technology License.

  . Momentum may also terminate the SFD Technology License upon the occurrence of a "Change in Control" with respect to our company. For the purposes of the foregoing, the term "Change in Control" is defined as any of the following events:

       . an acquisition whereby immediately after the acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of our then outstanding voting securities; or

       . if in any period of three consecutive years after the date of the SFD Technology License, our incumbent Board of Directors at the beginning of that period ceases to constitute a majority of the Board of Directors for reasons other than:

            [_]     voluntary resignation,

            [_] refusal by one or more Board members to stand for election, or

            [_] removal of one or more Board members for good cause, provided that:

                      . if the nomination or election of any new director was approved by a vote of at least a majority of the incumbent board, then such new director shall be deemed a member of the incumbent board, and

                      . no individual shall be considered a member of the incumbent board if such individual initially assumed office as a result of either an actual or threatened "election contest" (as described in Rule 14a-11 promulgated under the Securities Exchange Act of 1934); or

       .  our Board of Directors or stockholders approve:

            [_]     our merger, consolidation or reorganization;

            [_]     our complete liquidation or dissolution; or

            [_] the agreement for the sale or other disposition of all or substantially all of our assets;

       . provided, however, a Change in Control shall not be deemed to occur in the event of any of the following:

            [_]     our redemption of our stock; or

            [_] a "non-control transaction" in which our stockholders immediately before a transaction, directly or indirectly own immediately after the transaction at least a majority of the total combined voting power of the outstanding voting securities of the surviving corporation, in substantially the same proportion as those stockholders' ownership of our voting securities immediately before such transaction.

We May Be Unable To Protect Our Proprietary Rights To Our SFD Data And The SFD Technology

As noted above, we have the exclusive right to utilize SFD Data for hydrocarbon exploration pursuant to the terms of our Restated Technology Agreement with Momentum Resources Corporation. While Momentum claims common law ownership of the SFD Technology, it has not obtained patent or copyright protection for the SFD Technology. Based in part on an opinion of patent counsel, Momentum and our company each believe that the disclosure risks inherent in patent or copyright registration far outweigh any legal protections which might be afforded by such registration. In the absence of significant patent or copyright protection, we may be vulnerable to competitors who attempt to imitate our SFD technology, or to develop functionally similar technologies.

Although we believe that we have all rights necessary to market our services without infringing upon any patents or copyrights held by others, we cannot give you any assurance that conflicting patents or copyrights do not exist. We rely upon trade secret protection and confidentiality and non-disclosure agreements with our employees, consultants, joint venture partners and others to protect our proprietary rights. Furthermore, we do not believe, were Momentum to apply for and receive patent protection, that patent protection would necessarily protect Momentum or our company from competition. Momentum and our company therefore anticipate continued reliance upon contractual rights and on common law to protect our trade secrets. The steps taken by our company and Momentum to protect our respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology.

We cannot give you any assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Momentum's or our trade secrets, or otherwise disclose aspects of the SFD technology, or that we will be able to meaningfully protect our trade secrets. We also cannot give you any assurance that Momentum or our company will not be required to defend against litigation or to enforce or defend intellectual property rights relating to our SFD technology. Legal and accounting costs relating to prosecuting or defending intellectual property rights may be substantial.

Item 2.   Properties

Leased Premises

Our principal executive office space consists of 13,325 square feet located at Suite 750, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, T2P 3G2, which we have leased for a five-year term extending through January 31, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease as of the date of this annual report is Cdn. $21,862 per month, which translates into U.S. $15,015 per month based upon the closing conversion rate as of December 31, 1999. We have the option under our lease, at the expiration of the five year term, to renew the lease if we have had no defaults under the lease. We believe that these facilities are adequate for our needs for the near future. We also maintain hangar facilities for our survey aircraft which we rent on a monthly basis, as well as executive office facilities in Las Vegas, Nevada, for United States operational requirements which we rent on a quarterly basis.

Petroleum Properties

We have no producing properties or oil and gas revenues or proven reserves for any of our most recent three fiscal years ended December 31, 1999.

Summarized below is information relating to the exploratory wells in which we have or had either a working interest or an overriding royalty interest in the United States or Canada that have been spudded, drilled or completed as of December 31, 1999 and as of the date of this annual report:

  .  Exploratory Wells Drilled In The United States

       .  Leucite Hills South Prospect

          In September 1999, we elected through Pinnacle U.S. to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. As a consequence of that election, we acquired a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in the original earning section, which we refer to as our "Leucite Hills South" prospect.

          This exploratory well, which was spudded in September 1999, was drilled by a third-party operator, and cased and completed as a natural gas discovery in September 1999. This well will not, however, be placed into production by the operator until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. No additional step-out wells have been scheduled for drilling as of the date of this annual report. The potential estimated or proven reserves of the reservoir has not been ascertained.

       .  Poblano Prospect

          In October 1999, we elected through Pinnacle U.S. to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. As a consequence of that election, we acquired a combination 16.875% overall working interest and a 2.49% overall net overriding royalty interest on the exploration block, which we refer to as our "Poblano" prospect.

          The exploratory well, which was spudded in October 1999, was drilled, cased and completed in January 2000 as a natural gas discovery. Production from this well will commence pending completion of a twelve mile pipeline which will tie the well into an existing sales system. The potential estimated or proven reserves of the reservoir has not been ascertained.

          Based upon the results of the first exploratory well, CamWest spudded a second step-out exploration well on the Poblano exploration block in March 2000, and drilling continues as of the date of this annual report. Our working interest and overriding royalty on this exploration well is identical to that which we hold with respect to the initial exploration well.

       .  Poblano South Prospect

          In October 1999, we elected through Pinnacle U.S. to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. This exploratory block adjoins our Poblano exploratory block. As a consequence of that election, we acquired a combination 5.625% overall working interest and a 0.8% overall net overriding royalty interest on the exploration block, which we refer to as our "Poblano South" prospect.

          The exploratory well, which was spudded in October 1999, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. The potential estimated or proven reserves of the reservoir has not been ascertained.

  .  Exploratory Wells Drilled In Canada

       .  Shoal Point Prospect

          One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled, evaluated and determined to be a dry hole. Pinnacle Canada elected a royalty interest through Encal with respect to this prospect. Due to the expiration of the underlying mineral lease, we do not believe that Encal has any current working interest in this prospect at this date.

       .  Carbon Prospect

          In December 1999, we elected through Pinnacle Canada, to accept an overriding royalty interest from Encal with respect to an exploration well it would drill in southern Alberta. As a consequence of this election, we acquired a 2.5% overall overriding royalty interest on the exploration block, which we refer to as our "Carbon" prospect.

          The exploratory well, which was spudded in December 1999, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. The potential estimated or proven reserves of the reservoir has not been ascertained.

       .  Monarch Prospect

          In November 1999, we elected through Pinnacle Canada, to participate on a working interest basis with Encal in drilling an exploration well on an SFD Prospect in southern Alberta. As a consequence of that election, we acquired a combination 22.5% overall working interest and a 3.1% overall net overriding royalty interest on lands Encal acquired in the exploration block, which we refer to as our "Monarch" prospect. The exploratory well was spudded in March 2000, and is currently cased and awaiting completion.

Item 3.   Legal Proceedings

As of the date of this annual report, there are no material legal proceedings pending or, to the knowledge of our management, contemplated or threatened, to which to our company or properties are or may become a party. As of the date of this annual report, there are, to the knowledge of our management, no material proceedings to which any director, officer of affiliate of our company is a party adverse to our company or has a material interest adverse to our company.

Item 4.   Submission Of Matters To A Vote Of Securities Holders

There were no matters submitted to a vote of our security holders during our fourth quarter ended December 31, 1999.

                                    Part II
                                    -------

Item 5. Market Price Of And Dividends On Our Common Stock And Related Stockholder Matters

Market Information

Our common stock trades over-the-counter on the NASD OTC Bulletin Board under the trading symbol "PSFD." The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common stock on the NASD OTC Bulletin Board for our three most recent fiscal years ended December 31, 1999.

                                                                  Sales Price
                                                           ------------------------
           Period                           Volume           High             Low
           ------------------------        --------        -------          -------
           1999:
           Fourth Quarter..........        715,500        $ 29.000          $13.063
           Third Quarter...........        358,700          14.688           10.500
           Second Quarter..........        754,800          20.000           11.375
           First Quarter...........        506,100          19.000           10.000

           1998:
           Fourth Quarter..........      2,361,600        $ 19.375          $ 3.500
           Third Quarter...........      1,194,700          14.625            6.500
           Second Quarter..........      2,236,472          15.250            9.125
           First Quarter...........      4,770,148          14.375            7.375

           1997:
           Fourth Quarter..........      4,667,954        $ 13.250          $ 6.500
           Third Quarter...........      4,155,507          15.000            7.688
           Second Quarter..........      3,155,612           9.375            4.375
           First Quarter...........      3,896,838           7.438            3.813

The closing price for our common stock as of March 28, 2000 was $38.

On March 29, 2000, the shareholders' list provided by our transfer agent showed 60 registered shareholders and 12,870,016 shares of common stock outstanding. We estimate, based upon information provided by our stock transfer agents for our last annual meeting of stockholders held in September 1999, that there are approximately 1,300 beneficial holders of our common stock.

As of March 29, 2000, there were also outstanding 800,000 shares of our series "A" convertible preferred stock, held by one stockholder, for which no trading market presently exists. These shares are each convertible into one share of common stock. There are also outstanding as of March 29, 2000, options and warrants entitling the holders to purchase 1,760,800 and 200,000 shares of our common stock, respectively. These warrants to purchase 200,000 shares of our common stock were fully exercised and paid on April 3, 2000.

Dividend Policy

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Item 6.   Selected Consolidated Financial Information

The following table presents selected historical consolidated financial data derived from our consolidated financial statements. The selected statement of loss data set forth below for our three fiscal periods ended December 31, 1999, December 31, 1998 and December 31, 1997, and the selected balance sheet data set forth below as of December 31, 1999 and December 31, 1998, have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included in Item 14 of this annual report. The selected statement of loss data set forth below for the fiscal periods ended December 31, 1996 and December 31, 1995, and the selected balance sheet data set forth below at December 31, 1997, December 31, 1996 and December 31, 1995, are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with:

  . our consolidated financial statements and the notes to our consolidated financial statements included in Item 14 of this annual report; and

  . Item 7 of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                           Oct. 20, 1995
                                                                                                          (Inception) to
                                                           Twelve Months Ended December 31,                   Dec. 31,
                                                ------------------------------------------------------
Consolidated Statement of Loss Data:                1999          1998          1997          1996             1995
                                                -----------   -----------   -----------    -----------    --------------
Operating Revenues............................  $        --   $        --   $        --    $        --    $           --

Operating expenses:
   Administrative.............................    1,132,390       979,119       742,438        355,391            53,024
   Amortization and depreciation..............      171,494        71,919        25,474         24,435               672
   Research and development...................      272,489        57,823       103,079             --                --
   Survey support.............................      287,632       193,759       120,588        101,010                --
   Survey operations and data analysis, net
     of reimbursements by joint venture
     partners ................................       30,354        30,026       114,686             --                --
   Write-down of assets.......................          588            --        17,074             --                --
                                                -----------   -----------   -----------    -----------    --------------
      Total operating expenses................    1,894,947     1,332,646     1,008,653        480,836            53,696

Operating loss................................   (1,894,947)   (1,332,646)   (1,008,653)      (480,836)          (53,696)

Other income (expenses):
   Interest income............................      360,434       209,906        47,832          5,258                --
   Interest expense on promissory notes.......           --       (14,299)     (110,000)            --                --
   Other income...............................           --        19,231            --             --                --
   Settlement of damages......................           --            --       157,500             --                --
                                                -----------   -----------   -----------    -----------    --------------
      Total other income (expenses)...........      360,434       214,638        95,332          5,258                --

Net loss for the period.......................  $(1,534,513)  $(1,117,808)  $  (913,321)   $  (475,578)   $      (53,696)
                                                ===========   ===========   ===========    ===========    ==============

Other comprehensive loss:
  Foreign currency translation adjustments....      (29,403)          --             --             --                --
                                                ------------  -----------   -----------    -----------    --------------
Comprehensive loss for the period.............  $(1,563,916)  $(1,117,808)  $  (913,321)   $  (475,578)   $      (53,696)
                                                ===========   ===========   ===========    ===========    ==============

Basic and diluted loss per share..............  $     (0.12)  $     (0.35)  $     (0.08)   $     (0.04)   $        (0.01)
                                                ===========   ===========   ===========    ===========    ==============

Weighted average shares outstanding...........   12,684,289    12,392,011    11,979,385     11,472,992        10,090,675
                                                ===========   ===========   ===========    ===========    ==============

                                                                            As Of December 31,
                                                ------------------------------------------------------------------------
Consolidated Balance Sheet Data:                    1999          1998          1997          1996             1995
                                                -----------   -----------   -----------    -----------    --------------
Working capital..............................   $ 8,656,695   $ 4,685,238   $   680,820    $   339,118    $      (87,208)
Current assets...............................     9,259,016     4,862,588       969,957        534,156            49,517
Total assets.................................    10,729,926     5,566,205     1,179,862        639,508            88,029
Current liabilities..........................       602,321       177,350       289,137        195,032           136,725
Total liabilities............................       602,321       177,350     1,482,165        195,032           136,725
Shareholders' equity (deficit)...............    10,127,605     5,388,855      (296,054)       444,476           (48,696)

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of our consolidated financial condition and the results of our operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Item 14 of this annual report.

Overview

We are a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, Pinnacle U.S. which focuses on United States-based exploration, and Pinnacle Canada which focuses on Canadian-based exploration. Pinnacle, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

Our United States exploration efforts to date have been conducted for CamWest Exploration LLC under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest. Our Canadian exploration efforts to date have been conducted primarily for Encal Energy Ltd. under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Encal. We have also commenced conducting exploration activities in western Canada for our own account.

The joint venture agreements we have entered into with our joint venture partners generally entitle us to elect to receive one of the two following payment streams for each SFD-identified prospect accepted and drilled under the applicable agreement:

  . a capital investment and generally risk-free overriding royalty of 5% to 8% of oil or natural gas revenues received by the joint venture partner with respect to the prospect. In any situation where we elect to receive this royalty, our joint venture partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights for the prospect if it has not already done so, and to conduct all drilling, production and marketing activities necessary to exploit the prospect.

  . a working interest of up to 45% of the joint venture partner's revenues with respect to the prospect. In any situation where we elect to participate on a working interest basis, we must bear our share of the mineral rights and drilling acquisition (if necessary), drilling and production costs incurred with respect to the prospect based upon our working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

Our U.S. joint venture partner is also required under the terms of its joint venture agreement to reimburse us for 100% of the expenses we incur in conducting aerial surveys for that partner, while our Canadian joint venture partner is required under the terms of its joint venture agreement to reimburse us for 50% of the expenses we incur in conducting aerial surveys for that partner.

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically a 22 1/2% working interest and a 4% overriding royalty.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources Corporation a fee equal to 1% of any "prospect profits" (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any prospect profits which we may receive after December 31, 2000.

As of December 31, 1999 and the date of this annual report:

  . One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled, evaluated and determined to be a dry hole. Pinnacle Canada elected a royalty interest through Encal with respect to this prospect.

  . One exploration well in September 1999 by at third-party operator at our Leucite Hills South prospect in Wyoming, was drilled, cased and completed in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded by CamWest in October 1999 at our Poblano prospect in Wyoming, was drilled, cased and completed in January 2000 as a natural gas discovery, and production will commence upon completion of a twelve-mile pipeline that will tie the well into a sales system. CamWest spudded a step-out exploratory well on this prospect in March 2000, which is still in the process of being drilled as of the date of this annual report. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded by at third-party operator in October 1999 at our Poblano South prospect in Wyoming, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded in December 1999 in southern Alberta by Encal at our Carbon prospect in southern Alberta, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. Pinnacle Canada elected an overriding royalty interest with respect to this prospect.

  . One exploration well spudded in March 2000 by Encal at our Monarch prospect in southern Alberta. This well is currently cased and is awaiting completion. Pinnacle Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

We anticipate that two to four exploration wells will be spudded on other prospects by our joint venture partners or third-party operators by June 30, 2000.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Capital Requirements

We have not generated operating revenues to date, although we have one completed well at our Poblano Prospect which we anticipate will commence production as soon as a twelve-mile pipeline is completed which will connect the prospect to a sales system. We anticipate the pipeline will be laid upon completion of our first step-out exploratory well on our Poblano Prospect. Assuming no unforseen delays or changes in production plans, production will commence by our third quarter in fiscal 2000. We are also drilling several additional exploratory wells in fiscal 1999, including the noted step-out exploratory well on the Poblano Prospect, which should add to any revenues we generate.

Absent revenues, our sole source of cash to fund our operational and capital investment needs are monies we have raised through the private placement of our securities and exercise of employee options.

For further information regarding these transactions, see "--Liquidity And Capital Resources--Sources Of Cash" below.

We have budgeted the following level of expenditures over the twelve-month period ended December 31, 2000:

  . Approximately $2,500,000 for continuing operations including SFD research and development activities; and

  . Up to $3,500,000 in capital expenditures to acquire and outfit an additional survey aircraft and invest in working interests with our joint venture partners or acquire drilling interests for our own account, although the overall amount of these capital expenditures may be significantly reduced or increased depending upon the success of our joint venture partners' drilling efforts over the next six to twelve months.

After taking into consideration the $8,656,695 in working capital we had available as of December 31, 1999, and an additional $1,500,000 in working capital we raised subsequent to December 31, 1999 as a consequence of the exercise of warrants previously sold in August 1998, we have sufficient working capital on hand to fund our current level of operations, including research and development but excluding capital investments in working interests beyond that amount budgeted for the next twelve months as described above, through mid 2002. Our ability in the longer term to continue as a going concern will be dependent upon our ability to either:

  . raise additional capital through private or public placements of our securities, or

  . our receipt of meaningful amounts of revenues from our joint venture partners or through our own exploration efforts, which, in either case, will be dependent upon successful exploration and production activities.

Results Of Consolidated Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our twelve-month fiscal periods ended December 31, 1999, December 31, 1998 and December 31, 1997 ("fiscal 1999," fiscal 1998," and "fiscal 1997," respectively).

Operating Loss

We incurred an operating loss of $894,947 for fiscal 1999, as compared to $1,323,646 and $1,008,653 for fiscal 1998 and fiscal 1997, respectively.

  .  Fiscal 1999 Compared to Fiscal 1998

     The 42.2% increase in our operating loss for fiscal 1999 over fiscal 1998 was primarily attributable to the following changes in expense:

       . a $214,666, or 371.2%, increase in research and development expense from $57,823 to $272,489;

       . a $153,271 or 15.7%, increase in administrative expense from $979,119 to $1,132,390;

       . a $99,575, or 138.5%, increase in amortization and depreciation from $71,919 to $171,494; and

       . a $93,873, or 48.4%, increase in survey support expense from $193,759 to $287,632.

  .  Fiscal 1998 Compared to Fiscal 1997

     The 32.1% increase in our operating loss for fiscal 1998 over fiscal 1997 was primarily attributable to the following changes in expense:

       . a $236,681, or 31.9%, increase in administrative expenses from $742,438 to $979,119;

       . a $73,171, or 60.7%, increase in survey support expense from $120,588 to $193,759; and

       . a $46,445, or 132.3%, increase in amortization and depreciation from $25,474 to $71,919; and

       . a $30,026 increase in net survey and data analysis expense from $0 to $30,026; and

       partially offset by:

       . a $45,256, or 43.9%, decrease in research and development expense from $103,079 to $57,823.

  .  Relative Changes In Administrative Expense

     The $153,271 increase in administrative expense for fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 1999, the most significant of which were increases of $166,395 in wages and benefits; partially offset by a $111,739 decrease in legal expense. The $236,681 increase in administrative expense for fiscal 1998 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 1998, the most significant of which were increases of $134,321 in wages and benefits, $57,823 in rent expense as the result of our moving into permanent premises necessary to support our increased level of operations, $54,218 in consulting fees and $44,064 in shareholder communication costs; partially offset by a decline of $213,742 in legal fees paid.

  .  Relative Changes In Research and Development Expense

     Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our SFD Survey System and related components. The $214,666 increase in research and development expense for fiscal 1999 was principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and efficacy of our SFD Survey System. The $45,256 decrease in research and development expense for fiscal 1998 was principally attributable to our completion of significant research and development projects in 1997, including the adaptation of our SFD technology to an airborne platform incorporating a global positioning system.

  .  Relative Changes In Amortization and Depreciation

     The $99,575 increase in amortization and depreciation for fiscal 1999 was primarily attributable to $57,139 in additional depreciation arising as the result of our purchase of our survey aircraft in late 1998 and $49,083 in additional depreciation and amortization arising in connection with our acquisition of additional computer equipment and software, partially offset by reduced depreciation occurring as the result of the disposition of a vehicle. The $46,445 increase in amortization and depreciation for fiscal 1998 was primarily attributable to $19,968 in additional depreciation and amortization arising in connection with our acquisition of additional computer equipment and software, $16,471 in additional depreciation arising as the result of our purchase of our survey aircraft in late 1998, $16,188 in additional depreciation arising as the result of our investment in leasehold improvements in 1998, and $15,488 in additional depreciation arising as the result of our purchase of a vehicle in 1998.

  .  Relative Changes In Survey Support Expense

     Survey support expense generally relates to the cost--including allocable salaries--to:

       . conduct field evaluations designed by our joint venture partners to evaluate our SFD technology (after netting any costs which our joint venture partners are required to reimburse us for); and

       . develop, organize, staff and train our survey and interpretation operational functions.

     The $93,873 increase in survey support expense for fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of survey operations, the most significant of which were increases of $97,014 in salaries associated with additional support staffing and $42,947 in additional aircraft improvement expenses, partially offset in the elimination of airplane charter costs of $70,498 as a result of the purchase of our aircraft. The $73,171 increase in survey support expense for fiscal 1998 was primarily attributable to our commencement of full commercial SFD survey activities in early 1998.

  .  Relative Changes In Survey And Data Analysis Expense

     Survey and data analysis expenditures consist primarily of any costs we incur conducting commercial SFD survey activities. These costs can be generally broken down into the following two components:

       . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our joint venture partners are required to reimburse us for); and

       .  allocable salaries incurred by our personnel interpreting SFD Data.

     Our total survey and data analysis expense, before taking any joint venture partner reimbursement into account, was $151,806 is fiscal 1999, as compared to $174,422 and $0 in fiscal 1998 and fiscal 1997, respectively. The decline in total survey and data analysis expense was primarily attributable to our reduction in charter costs as the result of our acquisition of our own aircraft in late 1998, as opposed to a reduction in the overall level of survey activities.

     Our net survey and data analysis expense--after taking into consideration joint venture partner reimbursements of $121,452, $144,396 and $0 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively--was $30,534 in fiscal 1999 as compared to $30,026 and $0 in fiscal 1998 and fiscal 1997, respectively. The reduction in reimbursable amounts for fiscal 1999 as compared to fiscal 1998 was principally attributable to new methods of calculating reimbursable costs as a result of the acquisition of our aircraft. The increase in reimbursable amount for fiscal 1998 as compared to fiscal 1997 was principally attributable to our commencement of full commercial SFD survey activities in early 1998.

  .  Expectations Relative To Future Expense Levels

     We effectively doubled our company staff during fiscal 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and we anticipate that we will continue to hire similar personnel over the next year. We anticipate that our total operating expenses will continue to significantly increase on a quarterly basis through the end of fiscal 2000 as a result of the additional wages and employee benefits to be paid to any additional personnel we may hire as well as an increased level of operations which will be facilitated by recent and anticipated hirings.

Other Income And Expense

  .  Interest Income

     We earned $360,434 in interest income for fiscal 1999, as compared to $209,906 and $47,832 for fiscal 1998 and fiscal 1997, respectively. The increase in interest income for fiscal 1999 was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our common stock in May 1999, while the increase for fiscal 1998 was attributable to higher cash balances as a result of a $6,000,000 private placement of our series "A" preferred stock and warrants in April 1998.

  .  Interest Expense

     We incurred $14,299 in interest expense in fiscal 1998, as compared to $110,000 in fiscal 1997. The noted expense primarily represents interest accrued on $1 million in loans made to our company in January of 1997 by Messrs. R. Dirk Stinson and George Liszicasz. These loans were converted into our common stock on February 1, 1998. Interest expense for fiscal 1998 was lower than the amount incurred for fiscal 1997 insofar as the loan balances were carried for only one month in fiscal 1998, as compared to eleven months in fiscal 1997.

Liquidity And Capital Resources

  .  Sources of Cash

     Our cash flow requirements from our inception as Pinnacle U.S. (October 20, 1995) through December 31, 1999 were funded principally from:

       . a private placement in May 1996 of 975,000 shares of our common stock for total gross proceeds of $975,000,

       . loans to our company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 shares of our common stock in February 1998;

       . a private placement in April 1998 of 800,000 shares of our convertible series "A" preferred stock and 200,000 common stock purchase warrants for total gross proceeds of $6,000,000; and

       . a private placement in May 1999 of 400,000 shares of our common stock for total gross proceeds of $6,000,000.


Subsequent to December 31, 1999, the holder of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.10 per share exercised those warrants on April 3, 2000, resulting in gross proceeds to our company of $1,500,000.

  .  Cash Position and Sources And Uses Of Cash

     Our cash position as of December 31, 1999 was $9,068,723, as compared to $4,713,822 and $848,339 as of December 31, 1998 and 1997, respectively. The bulk of our cash is maintained in a United States government and government-backed securities money-market account.

     The $4,354,901 increase in our cash position for fiscal 1999 was attributable to $6,302,631 in cash raised through financing activities, partially offset by $885,973 in cash used in operating activities, $1,032,354 in cash used in investing activities, and a $29,403 comprehensive loss due to the effect of exchange rate changes. The $3,865,483 increase in our cash position for fiscal 1998 was attributable to $5,542,447 in cash raised through financing activities, partially offset by $1,050,059 in cash used in operating activities and $626,905 in cash used in investing activities.

     Our operating activities required cash in the amount of $885,973 for fiscal 1999, as compared to cash requirements of $1,050,059 for fiscal 1998. The $885,973 in cash used in operating activities for fiscal 1999 reflected our net loss of $1,534,513 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $1,050,059 in cash used in operating activities for fiscal 1998 reflected our net loss of $1,117,808 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

     We raised $6,302,631 in cash from financing activities for fiscal 1999, as compared to $5,542,447 in cash raised from financing activities in fiscal 1998. The $6,302,631 in cash raised through financing activities in fiscal 1999 was principally comprised of $6,000,0000 in gross proceeds from the private placement of our common stock and $303,979 in gross proceeds from the exercise of employee stock options. The $5,542,447 in cash raised through financing activities in fiscal 1998 was comprised of $6,000,0000 in gross proceeds from the private placement of our series "A" convertible preferred stock and common stock purchase warrants.

     We used cash in the amount of $1,032,354 for investing activities in fiscal 1999, as compared to $626,905 in cash used for investing activities in fiscal 1998. The principal use of cash in fiscal 1999 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($775,159) and to acquire property, equipment and computer software ($258,058), while the principal use of cash in fiscal 1998 was to acquire property, equipment and computer software ($591,492).

Other Matters

Foreign Exchange

We recorded a $29,403 foreign currency translation loss in fiscal 1999 as a comprehensive loss item on our statements of loss and stockholders' equity (deficit) in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Item 7A of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results have been adversely affected at any time over the last three fiscal periods by inflation or changing prices.

Year 2000 Compliance

During fiscal 1999 we reviewed our internal computer systems and software products for Year 2000 problems, and found them to be generally Year 2000 compliant, and have had no Year 2000 complications as of the date of this annual report.

Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may affect our future results of operations or financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

  . We Are A Development Stage Enterprise Which Has Accumulated Losses Since Our Inception, And We Anticipate That We Will Continue To Incur Operating Losses For The Near Future

     We are a developmental stage enterprise since we have not received any oil or gas revenues to date, and have, as a consequence of our lack of revenues, incurred a net loss in the amount of $4,094,916 from our inception in October 1995 through December 31, 1999. Our ability to generate revenues and profits will depend primarily upon the successful implementation of our business plan, which is dependent at this point in time upon one or more of our joint venture partners successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects we identify. We do not anticipate that we will receive any oil or gas revenues until the third quarter of fiscal 2000, at the earliest, assuming our current contemplated drilling program is successful and there are no complications in drilling or completing the wells or tying them into a sales or gathering system. We anticipate that we will continue to incur significant losses on a month-to-month basis for at least twelve to eighteen months going forward from the date of this annual report, notwithstanding our receipt of oil and gas revenues based upon our internal projections, due to our significant monthly operating and research and development costs.

  .  Our Limited Operating History Could Adversely Affect Our Business

     We are a recently organized development stage enterprise with an unproven technology and a limited operating history. Our activities through the date of this annual report have encompassed:

       .  developing our business plan;

       .  obtaining license rights to our SFD technologies;

     . establishing administrative offices and laboratory facilities, and engaging executive, administrative, scientific, geological, geophysical, scientific, information technology and aviation personnel;

     . developing our SFD technology to a commercial stage;

     . acquiring joint venture partners;

     . conducting commercial SFD surveys on behalf of our joint venture partners; and

     . successfully drilling oil and gas wells identified through our SFD technology.

     We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using new and unproven technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of startup businesses shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and operating results.

  . Our Future Success Is Dependent Upon Our Ability, Through Utilization Of Our SFD Technology, To Locate Commercially Viable Hydrocarbon Accumulations For Development By Our Joint Venture Partners.

     Our future success is dependent upon our ability, through utilization of our SFD technology, to locate commercially viable hydrocarbon accumulations for development by our joint venture partners. Based on our business plan, we will be dependent on:

       .  the efficacy of our SFD technology in locating SFD Prospects; and

       . the cooperation of, and capital investment by, our joint venture partners in exploiting these prospects.

     Although the results of our SFD technology as a geologic structural identification tool have been satisfactorily tested by our joint venture partners, we cannot give you any assurances that our SFD technology will be able to consistently locate hydrocarbons or oil and gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurances that we will be able to discover commercial quantities of oil and gas, or that our joint venture partners will successfully acquire and drill properties at low finding costs.

  . We Are Reliant Upon Our Joint Venture Partners For Opportunities To Participate In Exploration Prospects

     We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects, through overriding royalties or equity participation on a working interest basis from producing SFD Prospects. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our joint venture partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our joint venture partners as the project operator, in accordance with the applicable agreements between our company and the joint venture partners. These factors include:

       . the selection and approval of prospects for lease/acquisition and exploratory drilling;

       .  obtaining favorable leases and required permitting for projects;

       . the availability of capital resources of the joint venture partner for land acquisition and drilling expenditures;

       . the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and

       .  the timing and amount of distributions from the production.

     Our reliance on our joint venture partners, and our limited ability to directly control project operations, costs and distributions could have a material adverse effect on the realization of return from our interest in projects, and on our overall financial condition.

  . Our Revenues And Cash Flow Will Be Principally Dependent Upon The Success Of Drilling And Production From Prospects In Which We Participate Through Agreements With Our Joint venture partners

     Pursuant to our business plan, our revenues and cash flow will, at least in the near-term, be principally dependent upon the success of drilling and production from prospects in which we participate through agreements with our joint venture partners in the form of an overriding royalty or a working interest or other participation right. The success of these prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Our partners' inability to successfully locate and drill wells that produce commercial quantities of oil and gas would have a material adverse effect on our business, financial position and results of operations.

  .  Our Future Operating Results May In The Future Fluctuate Significantly

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

  . Volatility Of Oil And Natural Gas Prices Could Have A Material Adverse Effect On Our Business

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

       .  our cash flow; and

       .  our access to capital.

     We do not currently intend to engage in hedging activities, and may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. Our business, results of operations and financial condition would be materially and adversely affected by adverse changes in prevailing oil and gas prices. See
     Item 7A, captioned "Quantitative And Qualitative Disclosures About Market Risk," for additional discussion of market risks relating to oil and gas price fluctuations.

  . The Intense Competition That Is Prevalent In The Oil And Gas Industry Could Have A Material Adverse Effect On Our Business

     We compete directly with independent, technology-driven oil and gas exploration service companies, and indirectly (through our joint venture partnerships) with major and independent oil and gas companies in our exploration for and development of commercial oil and gas properties. We will experience competition from numerous oil and gas exploration competitors offering a wide variety of geological and geophysical services. Many of these competitors have substantially greater financial, technical, sales, marketing and other resources than we do, and may be able to devote greater resources to the development, promotion and sales of their services than our company. We cannot give you any assurance that our competitors will not develop exploration services that are superior to our SFD technology, or that these technologies will not achieve greater market acceptance than our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, operating results and financial condition.

     The oil and gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. Our joint venture partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us or our joint venture partners. These competitive disadvantages could adversely affect our or our joint venture partners' ability to participate in projects with favorable rates of return.

  . There Is Limited Market Acceptance For Our SFD Technology, And It Must Compete With Established Geological And Geophysical Technologies Which Have Already Achieved Market Acceptance.

     There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for exploration services using our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration services will develop, or be sustainable. If the market fails to develop, or if our exploration services do not achieve or sustain market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

  . Technological Advancements In The Oil And Gas Industry Could Have A Material Adverse Effect On Our Business

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

  . Our Inability To Retain Our Key Managerial, Geological and Geophysical, and Research and Development Personnel Could Have A Material Adverse Effect On Our Business

     Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology and the interpretation of SFD Data, and Messrs. Daniel C. Topolinsky and James R. Ehrets, our President/Chief Operations Officer and our Executive Vice President of Operations, respectively.

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

     The loss of Messrs. Topolinsky's and Ehret's services would also be extremely difficult to replace due to their management skills and their core knowledge of our SFD technology and business as a result of their association with our company over the past several years, and their loss would also likely have a material adverse effect on our business, results of operations and financial condition.

     While we have entered into employment agreements with our senior management team, Mr. Liszicasz is not obligated--and as a result of his relationships with Momentum Resources Corporation may in the future be unable--to devote his entire undivided time and effort to or for our benefit. While we currently carry a key person life insurance on Mr. Liszicasz, we do not carry any key person life insurance policies on any of our other executive officers.

     Our success also depends, to a lesser extent, on the continued efforts of our geological interpretive and research and development teams, which are composed of a small number of individuals. While there are professionals who could replace these individuals, none of these professionals have any theoretical or working knowledge of how to interpret SFD Data or how our SFD technology operates, and it would take a significant period of time to train any replacement personnel. Until such time as we have a fully trained complement of geological interpretive and research and development teams, the loss of any members of these teams could adversely affect the pace at which we interpret SFD Data or effect improvements to our SFD technology, which could adversely impact our business and results of operations and financial condition.

  . We May Be Unable To Attract The Qualified Managerial, Geological and Geophysical, and Research and Development Personnel Required To Implement Our Longer-Term Growth Strategies

     Our ability to implement our longer-term growth strategies depends upon our continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for these types of personnel is intense and we cannot give you any assurance that we will be able to retain our key managerial, professional and/or technical employees, or that we will be able to attract and retain additional highly qualified managerial, professional and/or technical personnel in the future. Our inability to attract and retain the necessary personnel could impede our growth.

  .  We May Be Unable To Effectively Manage Our Expected Growth

     Our success will depend upon the rapid expansion of our business. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

       . change, expand and improve our operating, managerial and financial systems and controls; and

       .  improve coordination between our various corporate functions.

     We cannot give you any assurance that we will be able to manage the expansion of our business effectively. Our inability to effectively manage our growth, including the failure of any new personnel we hire to achieve anticipated performance levels, would have a material adverse effect on our business, results of operations and financial position.

  . Our Business May Be Adversely Affected By Currency Fluctuation, Regulatory, Political And Other Risks Associated with International Transactions

     We currently operate within the United States and Canada and anticipate we will also operate outside of these countries in the foreseeable future. These operations will subject us to several potential risks, including risks associated with:

       .  fluctuating exchange rates,

       . the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and

       .  political instability.

     We cannot give you any assurance that any of these risks will not have a material adverse effect upon our business. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give you no assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

  . Our Statements About Anticipated Events Or Future Trends May Prove To Be Inaccurate

     In this annual report we have made a number of statements, which we refer to as "forward-looking statements," generally relating to our expectations or speculations as to future events and our observations as to trends and factors that may impact our future operating results. You can generally identify any forward-looking statements contained in this annual report through words such as "anticipate," "believe," "estimate," "expect," "budget" "project" and similar expressions. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to:

       . the timing of our SFD survey activities and the amount of SFD Data we may acquire including, by way of example and not limitation, those statements contained in that section in Item of this annual report captioned "Business--Operational Practices In Conducting SFD Surveys-- How Fast Can We Acquire And Interpret SFD Data?;"

       . the timing and likelihood of success of our SFD Data interpretation activities including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business--Operational Practices In Conducting SFD Surveys-- How We Interpret SFD Data?;"

       . the timing and likelihood of success of our drilling and production plans including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business--Status Of Our Exploration Efforts" and Item 2 of this annual report captioned "Properties--Petroleum Properties?;"

       . the amount and character of future oil and gas revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business--Status Of Our Exploration Efforts;" Item 2 of this annual report captioned "Properties--Petroleum Properties?;" Item 7 of this annual report captioned "Management's Discussion And Analysis of Financial Condition And Results Of Operations--Overview;" and Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements;"

       . the amount and character of expenses we may incur, and the timing of these expenditures including, by way of example and not limitation, those statements contained in those sections in Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations-- Expectations Relative To Future Expense Levels;"

       . the amount and composition of our capital expense budget, and the timing of these capital outlays including, by way of example and not limitation, those statements contained in those sections in Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and

          "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations-- Expectations Relative To Future Expense Levels;" and

       . our corporate objectives and growth strategies including, by way of example and not limitation, those statements contained in that section in Item 1 of this Annual Report captioned "Business--Corporate Objective."

     Whenever you read any forward looking statement contained in this annual report, you should be aware of and take into consideration that:

       . the forward-looking statement merely reflects the current expectations and speculation of our management as to anticipated events or observations relating to future trends based, in part, upon currently available information and our current business plan, and

       . actual results from these future events may differ materially from the results expected or speculated or trends observed as expressed in, or implied by, the forward-looking statement, as a result of changes in circumstances and events and other uncertainties and risks, including:

            [_] changes in our business plan and corporate strategies or that of our joint venture partners;

            [_] delays in our ability to conduct and complete SFD surveys or interpret SFD Data,

            [_] delays on the part of our joint venture partners in planning SFD survey activities, in conducting geologic and geophysical evaluations of recommended anomalies, in acquiring drilling rights, in conducting exploratory drilling activities and completing wells, and in connecting producing wells to pipelines and other production infrastructure; or

            [_] the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Item 7A of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk;" and

       . the forward-looking statement must, in any event, be considered in context with the various disclosures made by our company in this annual report about our business.

     We are not obligated to update or revise any forward looking statement contained in this annual report to reflect new events or circumstances. You are also cautioned that we intend for all forward-looking statements contained in this annual report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934, which establishes a safe-harbor from private actions for forward-looking statements as defined in that statute.

  . The Observations, Beliefs And Opinions Expressed In This Annual Report Relating To The Scientific Basis And Principles Of Our SFD Technology Represent Those Of Pinnacle Alone

     The observations, beliefs and opinions we express in this annual report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface hydraulic and mechanical conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, including our joint venture partners and any professional geologists and engineers we may engage, except to the extent expressly stated in this annual report. We maintain the scientific and operating principles and mechanics of our SFD technology in strict confidence. While our joint venture partners and any professional geologists and engineers we may engage from time-to-time have observed the operations of our SFD technology while on survey assignment, and are given access to the results of selected interpreted SFD Leads in connection with our recommendations, they have not been given any information relating to the scientific and operating principles and mechanics of our SFD technology other than general information consistent with the general observations, beliefs and opinions we express in this annual report. Our joint venture partners and any professional geologists and engineers we may engage do not hold themselves out as being experts in or otherwise having specific knowledge as to our SFD technology and its scientific basis and principles.

Matters Relating To Our Common Stock

  .  There Is Only A Limited Public Market For Our Common Stock

     There is only a limited public market for our common stock on the NASD OTC Electronic Bulletin, and we cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. We are under no obligation to take any action to improve the public market for our securities including, without limitation, filing an application to list our common stock on any stock exchange or any other over the other counter market.

  .  Our Stock Price Is Extremely Volatile

     The market price for our common stock is extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in oil and gas prices, oil and gas inventory levels, regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, drilling results, advances in technology or other business developments.

     Because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common stock will be more volatile than that of a seasoned issuer. Changes in the market price of our common stock may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common stock will be at any time.

  . You May Become Subject To The Penny Stock Rules If Our Stock Price Declines To Less Than $5

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

  . Our Common Stockholders Should Not Expect To Receive A Liquidation Distribution

     If we were to wind-up or dissolve our company and liquidate and distribute our assets, the holders of our common stock would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series "A" preferred stockholders as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable you to receive any liquidation distribution with respect to any shares of our common stock you may hold.

  .  Two Of Our Principal Stockholders Control Our Company

     Messrs. George Liszicasz and R. Dirk Stinson, our two principal stockholders and two of our directors, beneficially own over two-thirds of our common stock, and will therefore have the power, as a group, to elect a majority of our Board of Directors. Our Board, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

       .  our business expansion or acquisition policies;

       . whether we should raise additional capital through financing or equity sources, and in what amounts;

       . whether we should retain our cash reserves for future product development, or distribute them as a dividend, and in what amounts;

       . whether we should sell all or a substantial portion of our assets, or should merge or consolidate with another corporation; and

       . transactions which may cause or prevent a change in control or the winding up and dissolution of our company.

     An investment in our common stock will entail entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

  . There Is An Inherent Conflict In Interest Arising As a Result Of the Relationship Between Our Two Principal Stockholders And The Licensor Of Our SFD Technology

     Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources Corporation, which has granted us an exclusive license to identifying oil and natural gas prospects using
     SFD Data while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. Although Mr. Liszicasz has entered into an employment agreement with us he is not obligated, and as a result of his relationship with Momentum may in the future not be able, to devote his entire undivided time and effort to or for our benefit. As a result of the foregoing relationships, certain conflicts of interests between our company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise, including the following:

       . Mr. Liszicasz's potential inability to devote his undivided time and attention to our affairs; and

       . the proper exercise by Messrs. Liszicasz or Stinson of their fiduciary duties on our behalf as directors and controlling stockholders of our company in connection with any matters concerning Momentum such as, by way of example and not limitation:

          [_] disputes regarding the validity, scope or duration of the SFD Technology License;

          [_]  the exploitation of corporate opportunities;

          [_]  rights to proprietary property and information;

          [_]  maintenance of confidential information as between entities; and

          [_]  potential competition between our company and Momentum.

     While Messrs. Liszicasz and Stinson and our company have each executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remediate these conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of the conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Messrs. Liszicasz and Stinson may be forced to resign their positions with our company.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices. Since our prospective royalty revenues will be tied to the price at which our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our royalty income base. For example, a 1% increase or decrease in oil or gas prices would result in a corresponding 1% increase or decrease in our oil or gas royalties. Should we elect a working interest in lieu of a royalty interest, our working interest revenue base would be similarly affected, except that this affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in our working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

We do not anticipate that any decline in world oil and gas prices would adversely affect our operations--such as forcing our company or our joint venture partners to slow down or cut-back SFD survey or interpretation operations or staffing levels--insofar as a primary benefit of the SFD technology is to reduce finding costs, which benefit becomes more important as oil and gas prices decline. A decline in oil and gas prices could, however, force our joint venture partners to curtail exploration drilling operations since these operations are ordinarily funded out of available cash flow which, in turn, is dependent upon oil and gas prices. This eventuality would adversely affect our future cash flows since these prospects would not be drilled until our joint venture partner obtained sufficient capital. Even if exploration activities are curtailed, however, a decline in oil and gas prices raises opportunities to acquire and "bank" SFD-qualified prospects at lower acquisition prices, which can then be drilled when oil and gas prices increase.

A decline in oil and gas prices could also lead our joint venture partners to "shut-in" an existing producing well, which would likely be a "marginal producing well," on the basis that the decline in price no longer makes the well economic to operate. In such an event we would no longer receive royalty or working interest revenues from the shut-in well.

For further information on market risks, see Item 7, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Uncertainties And Risk Factors Generally Relating To Our Company And Our Business--Volatility Of Oil And Natural Gas Prices."

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices (See Item 7, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since our prospective royalty revenues will be tied to the price at which our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a corresponding 1% increase or decrease in our oil or gas royalties). Should we elect a working interest in lieu of a royalty interest, our working interest revenue base would be similarly affected, except that this affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in our working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

We do not anticipate that any decline in world oil and gas prices would adversely affect our operations (i.e., force our company or our joint venture partners to slow down or cut-back SFD survey or interpretation operations or our staff) insofar as a primary benefit of the SFD technology is to reduce finding costs, which benefit becomes more important as oil and gas prices decline. A decline in oil and gas prices could, however, force our joint venture partners to curtail exploration drilling operations since these operations are ordinarily funded out of available cash flow which, in turn, is dependent upon oil and gas prices. This eventuality would adversely affect our future cash flows since these prospects would not be drilled until the joint venture partner obtained sufficient capital. (Even if exploration activities are curtailed, however, a decline in oil and gas prices raises opportunities to acquire and "bank" SFD-qualified prospects at lower acquisition prices, which can then be drilled when oil and gas prices increase).

A decline in oil and gas prices could also lead our joint venture partners to "shut-in" an existing producing well (primarily "marginal producing wells") on the basis that the decline in price no longer makes the well economic to operate. In such an event we would no longer receive royalty or working interest revenues from the shut-in well.

Currency Fluctuations

An additional significant market risk relates to foreign currency fluctuations between American and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based joint venture partners will be denominated in Canadian currency, our financial position could be adversely affected by American-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the American and Canadian dollar will remain fairly stable.

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

Interest Rate Fluctuations

We currently maintain the bulk of our available cash in money-market accounts in U.S. dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

Item 8.   Financial Statements And Supplementary Data

Financial Statements and the Report of Independent Auditors are filed with this annual report on Form 10-K in a separate section following Part IV, as shown on the index under Item 14(a) of this annual report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

                                   Part III

Item 10.  Our Directors And Executive Officers

Information relating to our directors and executive officers required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to our directors and executive officers contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

Item 11.  Executive Compensation

Information relating to executive compensation required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to executive compensation contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

Item 12.  Ownership Of Our Securities by Beneficial Owners And Management

Information relating to the ownership of our securities by beneficial owners and our management required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to the ownership of our securities by beneficial owners and our management contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

Item 13.  Certain Relationships And Related Transactions

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to certain relationships and related transactions involving our beneficial owners, management and agents contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statements, Schedules And Reports On Form 8--K

(a)(1) Financial Statements:

         Report of Independent Auditors (Deloitte & Touche LLP).............................................     F-1

         Consolidated Balance Sheets at December 31, 1999 and 1998..........................................     F-2

         Consolidated Statements of Loss and Comprehensive Loss for the twelve-month periods ended
         December 31, 1999, 1998 and 1997...................................................................     F-3

         Consolidated Statements of Stockholders' Equity (Deficit) from inception (October 20, 1995)
         through December 31, 1999..........................................................................     F-4

         Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 1999, 1998
         and 1997...........................................................................................     F-6

         Notes to Consolidated Financial Statements.........................................................     F-7

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

       3.1      Articles of Incorporation for Auric Mining Corporation (1)

       3.2      Amended Bylaws for Pinnacle Oil International, Inc. (1)

       3.3 Certificate of Amendment of Articles of Incorporation of Pinnacle Oil International, Inc. (1)

       4.1      Specimen Common Stock certificate (1)

       1.2      Specimen Series A Preferred Stock certificate (1)

       1.3 Form of Non-Qualified Stock Option Agreement for grants to directors (1)

       1.4      1997 Pinnacle Oil International, Inc. Stock Plan (1)

       1.5 Form of Incentive Stock Option Certificate for grants to employees (3)

       1.6 Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC (1)

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

         10.10 SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997 (1)

         10.11 SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1) (1)

         10.12 SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2) (1)

         10.13 Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998 (1)

         10.14 Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999 (3)

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

         10.26 Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC (1)

         10.27 Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director (1)

         10.28 Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997 (1)

         10.29 Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr. (2)

         10.30 Assignment of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999

         10.31    Settlement Agreement dated April 27, 1999

         10.32    Employment Agreement dated May 1, 1999 with Daniel C.
                  Topolinsky.

         10.33    Employment Agreement dated July 1, 1999 with James R. Ehrets.

         21.      List of significant subsidiaries

         23.      Consent of Independent Auditors--Deloitte & Touche LLP

         24.      Powers of Attorney

         27.      Financial Data Schedules

         99.1 Report captioned "Evaluation of Stress Field Detector Technology--Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A. (1)

         99.2 Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd. (1)

         99.3 Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc. (2)

         99.4 Report captioned "Pinnacle Oil International Inc.--Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd. (1)

            (1) Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)

            (2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998

            (3) Previously filed by our company as part of our Annual Report on Form 10-K filed on March 31, 1999

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2000.

  Calgary, Alberta, Canada

                              PINNACLE OIL INTERNATIONAL, INC.


                              By: /s/ George Liszicasz
                                  ----------------------------------------------
                                      George Liszicasz
                                      Chief Executive Officer
                                      (principal executive officer)


                              By: /s/ Daniel C. Topolinsky
                                  ----------------------------------------------
                                      Daniel C. Topolinsky,
                                      President and Chief Operating Officer
                                      (principal executive officer)

                              By: /s/ John M. Woodbury, Jr.
                                  ---------------------------------------------
                                      John M. Woodbury, Jr.
                                      Chief Financial Officer
                                      (principal accounting and financial
                                      officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 14, 2000, and in the capacities indicated.

    /s/ George Liszicasz                Chief Executive Officer and Chairman
--------------------------------
        George Liszicasz


    /s/ Daniel C. Topolinsky            President and Chief Operating Officer
--------------------------------
        Daniel C. Topolinsky            and Director


    /s/ John M. Woodbury, Jr.           Chief Financial Officer (principal
--------------------------------
        John M. Woodbury, Jr.           accounting and financial officer) and
                                        Secretary


    /s/ R. Dirk Stinson*                Director
--------------------------------
        R. Dirk Stinson


    /s/ Lorne W. Carson*                Director
--------------------------------
        Lorne W. Carson


    /s/ Jon E.M. Jacoby *               Director
--------------------------------
        Jon E.M. Jacoby


    /s/ K. Rick Turner *                Director
--------------------------------
        K. Rick Turner


    /s/ Dennis R. Hunter *              Director
--------------------------------
        Dennis R. Hunter


    /s/ John A. Thomson *               Director
--------------------------------
        John A. Thomson


   */s/ Daniel C. Topolinsky
--------------------------------
        Daniel C. Topolinsky
        (Attorney in Fact)

         Consolidated Financial Statements


                       Pinnacle Oil International, Inc.

                                   (A Development Stage Enterprise)

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors and Shareholders of Pinnacle Oil International, Inc.

We have audited the accompanying Consolidated Balance Sheets of Pinnacle Oil International, Inc. (a development stage enterprise) as of December 31, 1999 and 1998, and the related Consolidated Statements Of Loss And Comprehensive Loss, Shareholders' Equity (Deficit) and Cash Flows for each of the three years in the period ended December 31, 1999, and for the period from October 20, 1995 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated March 15, 1997, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing matters that raised a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996 reflect a net loss of $529,274 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts involved for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another auditor, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, in the period and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and for the period from October 20, 1995 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Deloitte & Touche LLP


Chartered Accountants
Calgary, Alberta, Canada
February 18, 2000, except for
note 17 which is dated
April 4, 2000

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                             At December 31,
                                                                                     ---------------------------------
                                                                                        1999                   1998
                                                                                     -----------           -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................     $ 9,068,723           $ 4,713,822
   Accounts receivable..........................................................         101,731               120,100
   Due from officers and employees..............................................           3,219                 1,335
   Prepaid expenses and other...................................................          85,343                27,331
                                                                                     -----------           -----------
     Total current assets.......................................................       9,259,016             4,862,588

Note receivable from officer [note 4]...........................................          34,550                35,413

Deferred costs [note 5].........................................................            --                  93,014

Unproved oil and natural gas properties [notes 2(g) and 6]......................         775,159                  --

Unproven petroleum properties, net of accumulated
   depletion of $0 [note 2(g)]..................................................         661,412                  --

Other property and equipment, net of accumulated depreciation and
   amortization of $292,363 and $90,664, respectively [notes 2(h) and 7]........         661,201                575,190
                                                                                     -----------           ------------
        Total assets............................................................     $10,729,926           $  5,566,205
                                                                                     ===========           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade payables...............................................................     $    32,716           $    141,426
   Wages and employee benefits payable..........................................         132,685                 17,290
   Accrued oil and natural gas property costs...................................         382,386                   --
   Other accrued liabilities....................................................          54,534                 18,634
                                                                                     -----------           ------------
     Total current liabilities..................................................         602,321                177,350

Shareholders' equity:
   Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share:
     800,000 shares authorized and 800,000 shares issued as of
     December 31, 1999 and December 31, 1998 [note 9]..........................             800                    800
   Common stock, par value $0.001 per share:
     50,000,000 shares authorized;
     12,856,816 shares issued as of December 31, 1999;
     12,421,983 shares issued as of December 31, 1998 [note 8]..................          12,857                 12,427
   Warrants [notes 9 and 10]...................................................       1,132,000              1,132,000
   Additional paid-in capital...................................................      16,330,692             10,040,031
   Accumulated deficit during the development stage.............................      (7,319,341)            (5,796,403)
   Accumulated other comprehensive loss.........................................         (29,403)                  --
                                                                                     -----------           ------------
     Total shareholders' equity.................................................      10,127,605              5,388,855
                                                                                     -----------           ------------
        Total liabilities and shareholders' equity..............................     $10,729,926           $  5,566,205
                                                                                     ===========           ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

            Consolidated Statements Of Loss and Comprehensive Loss
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                             October 20,
                                                                                                                 1995
                                                                                                            (inception) to
                                                             Twelve Months Ended December 31,                    1999
                                                        --------------------------------------------------
                                                             1999             1998                 1997      (cumulative)
                                                        ------------      ------------         -----------  ---------------
Operating expenses:
   Administrative..................................     $  1,132,390      $    969,119         $   742,438    $   3,262,362
   Amortization and depreciation [note 2(h)].......          171,494            71,919              25,474          293,994
   Research & development [note 2(i)]..............          272,489            57,823             103,079          534,401
   Survey support..................................          287,632           193,759             120,588          601,979
   Survey operations and data analysis, net of
     amounts reimbursable by joint venture
     partners of $121,453 and $144,396 and $0
     respectively [note 2(j)]......................           30,354            30,206                --             60,380
   Write-down of assets............................              588              --                17,074           17,662
                                                        ------------      ------------         -----------    -------------
      Total operating expenses.....................        1,894,947         1,332,646           1,008,653        4,770,778

Operating loss.....................................       (1,894,947)       (1,332,646)         (1,008,653)      (4,770,778)

Other income (expenses):
   Interest income.................................          360,434           209,906              47,832          623,430
   Interest expense on promissory notes............             --             (14,299)           (110,000)        (124,299)
   Other income....................................             --              19,231                --             19,231
   Settlement of damages...........................             --                --               157,500          157,500
                                                        ------------      ------------         -----------    -------------
      Total other income (expenses)................          360,434           214,838              95,147          675,862

Net loss for the period............................     $ (1,534,513)     $ (1,117,808)        $  (913,321)   $  (4,094,916)

Other comprehensive loss:
   Foreign currency translation adjustments........          (29,403)             --                  --            (29,403)
                                                        ============      ============         ===========    =============
Comprehensive loss for the period..................     $ (1,563,916)     $ (1,117,808)        $  (913,321)   $  (4,124,319)
                                                        ============      ============         ===========    =============

Basic and diluted loss per share [note 2(m)].......     $      (0.12)     $      (0.35)/(1)/   $     (0.08)
                                                        ============      ============         ===========

Weighted average shares outstanding................       12,684,289        12,392,011          11,979,385
                                                        ============      ============         ===========

(1) Basic and diluted loss per share for the twelve-month period ended December 31, 1998 includes an adjustment for a deemed distribution attributable to a beneficial conversion feature for series "A" preferred stock. See notes 2(m) and 9.

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                       Accumulated                               Series "A"
                                                         Other                                  Convertible
                                                         Compre-         Common Stock         Preferred Stock
                                                         hensive      -------------------    -----------------
                                                         Income        Shares      Amount    Shares     Amount
                                                       -----------    ---------   -------    ------     ------
  1995:
  Issued at inception for cash at $0.001 per share
     on October 20, 1995.............................           --    5,000,000   $ 5,000        --     $   --
  Net loss for fiscal 1995...........................           --           --        --        --         --
  Net other comprehensive loss for fiscal 1995.......           --           --        --        --         --
                                                       -----------    ---------   -------    ------      -----
       Balance -- December 31, 1995..................           --    5,000,000     5,000        --         --

  1996:
  Issued on reverse acquisition on January 30, 1996..           --    5,968,281     5,968        --         --
  Issued for cash at $1 per share on May 29, 1996....           --      975,000       975        --         --
  Net loss for fiscal 1996...........................           --           --        --        --         --
  Net other comprehensive loss for fiscal 1996.......           --           --        --        --         --
                                                       -----------    ---------   -------    ------      -----
       Balance -- December 31, 1996..................                11,943,281    11,943        --         --

  1997:
  Issued for services at $2.31 1/2 per share on
    July 1, 1997.....................................           --       71,938        72        --         --
  Net loss for fiscal 1997...........................           --           --        --        --         --
  Net other comprehensive loss for fiscal 1997.......           --           --        --        --         --
                                                       -----------    ---------   -------    ------      -----
       Balance -- December 31, 1997..................                12,015,219    12,015        --         --

                                                                                                     Deficit
                                                               Common Stock                        Accumulated
                                                                 Warrants           Additional     During the
                                                          --------------------        Paid-in      Development
                                                          Number       Amount         Capital         Stage
                                                          ------       -------      ---------      -----------
  1995:
  Issued at inception for cash at $0.001 per share
     on October 20, 1995.............................        --        $    --      $      --      $        --
  Net loss for fiscal 1995...........................        --             --             --               --
  Net other comprehensive loss for fiscal 1995.......        --             --             --          (53,696)
                                                         -------      ---------    ----------        ---------
       Balance -- December 31, 1995..................        --             --             --          (53,696)

  1996:
  Issued on reverse acquisition on January 30, 1996..        --             --         (5,968)              --
  Issued for cash at $1 per share on May 29, 1996....        --             --        967,775               --
  Net loss for fiscal 1996...........................        --             --             --               --
  Net other comprehensive loss for fiscal 1996.......        --             --             --         (475,579)
                                                         -------      ---------    ----------        ---------
       Balance -- December 31, 1996..................        --             --        961,807         (529,274)

  1997:
  Issued for services at $2.31 1/2 per share on              --             --        166,469               --
    July 1, 1997.....................................
  Net loss for fiscal 1997...........................        --             --             --               --
  Net other comprehensive loss for fiscal 1997.......        --             --             --         (913,521)
                                                         -------      ---------    ----------        ---------
       Balance -- December 31, 1997..................        --             --      1,128,276       (1,442,595)

                          [continued on next page]

                       PINNACLE OIL, INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (Expresses in U.S. Dollars)
--------------------------------------------------------------------------------

  1998:
  Issued on conversion of promissory notes at $2.72
     per share on February 1, 1998 (1), net of
     offering costs..................................          --        411,764       412         --         --         --
  Issued for cash at $7.50 per share on April 3, 1998          --             --        --    800,000        800         --
  Issued with series "A" preferred stock on April 3,
     1998............................................          --             --        --         --         --    200,000
  Net loss for fiscal 1998...........................          --             --        --         --         --         --
  Net other comprehensive loss for fiscal 1998.......          --             --        --         --         --         --
                                                       ----------     ----------   -------    -------     ------    -------
       Balance -- December 31, 1998..................                 12,426,983    12,427    800,000        800    200,000

  1999:
  Issued for cash at $15 per share on May 17, 1999,
     net of issuance costs...........................          --        400,000       400         --         --         --

  Options exercised for cash at prices between
     $8.12 1/2 and $9.50 per share during 1999                 --         35,000        35         --         --         --
  Cancelled on October 14, 1999......................          --         (5,167)       (5)        --         --         --
  Net loss for fiscal 1999...........................          --             --        --         --         --         --
  Net other comprehensive loss for fiscal 1999.......     (29,403)            --        --         --         --         --
                                                       ----------     ----------   -------    -------     ------    -------
       Balance -- December 31, 1999..................     (29,403)    12,856,816   $12,857    800,000      $ 800    200,000
                                                       ==========     ==========   =======    =======     ======    =======

  1998:
  Issued on conversion of promissory notes at $2.72
     per share on February 1, 1998 (1), net of                 --      1,119,588    $       --
     issuance costs..................................
  Issued for cash at $7.50 per share on April 3, 1998          --      7,792,167    (2,104,000)
  Issued with series "A" preferred stock on April 3,    1,132,000             --    (1,132,000)
     1998............................................
  Net loss for fiscal 1998...........................          --             --    (1,117,808)
  Net other comprehensive loss for fiscal 1998.......          --             --            --
                                                       ----------    -----------    ----------
       Balance -- December 31, 1998..................   1,132,000     10,040,031    (5,796,403)

  1999:
  Issued for cash at $15 per share on May 17, 1999,
     net of issuance costs...........................          --      5,998,252            --

  Options exercised for cash at prices between
     $8.12 1/2 and $9.50 per share during 1999                 --        303,979            --
  Cancelled on October 14, 1999......................          --        (11,570)           --
  Net loss for fiscal 1999...........................          --             --        11,575
  Net other comprehensive loss for fiscal 1999.......          --             --    (1,534,513)
                                                       ----------    -----------   -----------
       Balance -- December 31, 1999..................  $1,132,000    $16,330,692   $(7,319,341)
                                                       ==========    ===========   ===========

               The accompanying notes to consolidated financial
             statements are an integral part of these consolidated
                      statements of shareholders' equity

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statements Of Cash Flows
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                 October 20,
                                                                                                                    1995
                                                                                                                 (inception)
                                                                                                                     to
                                                                           Twelve Months Ended                   December 31,
                                                                               December 31,                         1999
                                                                 1999             1998                1997      (cumulative)
                                                            ------------    -----------------    -----------   -------------
Operating activities:
   Net loss for the period................................  $ (1,534,513)   $    (1,117,808)     $ (913,321)   $ (4,094,916)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Amortization of property and equipment.............       171,494             71,919          25,474         293,994
       Write-down of property and equipment...............           588                 --          17,074          17,682
       Amortization of deferred costs.....................        93,014             61,273              --         154,267
       Changes in non-cash working capital:
         Accounts receivable..............................        24,783            (31,996)        (80,044)        (95,317)
         Due from officers and employees..................        (1,884)            (1,335)          4,832          (3,219)
         Prepaid expenses.................................       (58,012)             6,183         (31,877)        (85,343)
         Trade payables...................................      (108,296)           (48,213)         (5,393)         32,716
         Wages and employee benefits......................       115,395            (18,716)         36,006          132,685
         Accrued oil and natural gas property costs.......       382,386                 --              --          382,386
         Accrued liabilities..............................        35,900             18,634              --           54,534
         Deferred financing through license fee offset....        (6,414)                --              --           (6,414)
         Deferred financing for insurance premium.........            --                 --           7,766            7,766
         Consulting costs settled by issuance of common
           stock..........................................            --                 --         166,541          166,541
         Interest costs settled by issuance of common
           stock..........................................            --             10,000          10,000          120,000
                                                            ------------     ----------------    -----------   -------------
            Net cash used in operating activities.........      (885,973)        (1,050,059)       (662,942)      (2,922,638)

Financing activities:
   Funds borrowed from affiliates.........................            --                 --       1,000,000        1,100,000
   Repayment of funds borrowed from affiliates............            --                 --              --         (100,000)
   Funds raised through the sale of common stock,
     net of issuance costs................................     5,998,652                 --                        6,972,402
   Funds raised through the sale of preferred stock
     and warrants, net of issuance costs..................            --          5,688,967              --        5,688,967
   Funds raised through the exercise of options...........       303,979                 --              --          303,979
   Repayment of deferred financing for insurance premium..            --           (146,520)                        (146,520)
                                                            ------------    -----------------    -----------   -------------
          Net cash generated by financing activities......     6,302,631          5,542,447        1,000,000      13,818,828

Investing activities:
   Funds invested in property and equipment...............      (258,058)          (591,492)         (8,340)        (988,355)
   Funds invested in petroleum properties.................      (775,159)                --              --         (775,159)
   Funds borrowed by an employee..........................            --            (35,760)             --          (35,760)
   Repayment of funds borrowed by an employee.............           863                347              --            1,210
                                                            ------------    -----------------    -----------   -------------
          Net cash used in investing activities...........    (1,032,354)          (626,905)          (8,340)     (1,798,064)

Effect of net other comprehensive loss....................       (29,403)                --             --           (29,403)

Net cash inflow...........................................     4,354,901          3,865,483        328,718         9,068,723

Cash position, beginning of period........................     4,713,822            848,339         519,621               --
                                                            ------------    -----------------    -----------   -------------
Cash position, end of period..............................  $  9,068,723    $     4,713,822      $  848,339    $   9,068,723
                                                            ============    =================    ===========   =============

    Supplemental Disclosure Of Non-Cash Investing And Financing Activities

On February 1, 1998, Pinnacle satisfied $1,000,000 in principal and $120,000 in accrued interest with respect to funds borrowed from an affiliate through the exercise of its right to convert the underlying notes into 411,764 shares of common stock. See note 8.

                    The accompanying notes to consolidated
                   financial statements are an integral part
                 of these consolidated statements of cash flows

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.   Organization And Operations

     (a)  Our Company

          Pinnacle Oil International, Inc. ("we," "our company" or "Pinnacle"), a development stage enterprise, was incorporated under the laws of the State of Nevada on September 27, 1994, under the name "Auric Mining Corporation," and subsequently changed its name to Pinnacle Oil International, Inc. on February 23, 1996. We have two wholly owned subsidiaries, Pinnacle Oil Inc. ("Pinnacle U.S."), which was incorporated under the laws of the State of Nevada on October 20, 1995, and Pinnacle Oil Canada, Inc. ("Pinnacle Canada"), which was incorporated under the federal laws of Canada on April 1, 1997.

     (b)  Our Business

          We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries, Pinnacle Oil Inc. which focuses on United States-based exploration, and Pinnacle Oil Canada, Inc. which focuses on Canadian-based exploration. Pinnacle, in turn, focuses on research and development efforts to improve the efficacy of our SFD Survey System.

          Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Although we have sufficient working capital as of December 31, 1999 to fund our current level of operations for several years assuming we make minimal investments in petroleum properties, our ability to continue as a going concern in the longer term will nevertheless be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our joint venture partners with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

2.   Significant Accounting Policies

     (a)  Basis of Presentation

          We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for annual financial reporting.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     (b)  Consolidation

          We have consolidated the accounts of our wholly owned subsidiaries with those of Pinnacle in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst Pinnacle and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

     (c)  Reclassifications

          We have changed the manner of presentation in these consolidated financial statements and, as a consequence, have reclassified certain accounts and amounts reflected in our prior annual consolidated financial statements to conform to this change in presentation.

     (d)  Estimates and assumptions

          The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

     (e)  Cash and Cash Equivalents

          For purposes of preparing the consolidated balance sheets and statements of cash flow contained in these consolidated financial statements, we consider all investments with original maturities of ninety days or less to constitute "cash and cash equivalents."

     (f)  Fair Value of Financial Instruments

          Our financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values on our consolidated

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

          financial statements due to their short-term to maturity and similarity to current market rates. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments

     (g)  Oil and Natural Gas Properties

          We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. These capitalized costs include land acquisition costs, geological and geophysical costs, costs of drilling both productive and non-productive wells, production equipment and related facilities and various costs associated with evaluating petroleum and natural gas properties for potential acquisition. Commencing upon production, these capitalized costs will also include SFD survey and data analysis costs. See note 2(k). We only capitalize overhead that is directly identified with acquisition, exploration or development activities. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

          Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content.

          In applying the full cost method of accounting, capital costs in each cost center less accumulated depletion and depreciation and related deferred income taxes are restricted from exceeding an amount equal to the sum of the present value of their related estimated future net revenues discounted at 10% less estimated future expenditures, and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of related tax effects. Should this comparison indicate an excess carrying value, a write-down would be recorded.

          The carrying values of unproved properties, which are excluded from the depletion calculation, are assessed on a quarterly basis to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of the anticipated future net cash flows based upon reserve potential and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than capitalized costs.

          All recoveries of costs through the sale or other disposition of oil and gas properties and equipment are accounted for as adjustments to capitalized costs, with no gain or loss recorded, unless the sale or disposition involves a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property, in which case the gain or loss is computed and recognized.

          Our company conducts oil and natural gas exploration, drilling, development and production activities through our joint venture partners. These consolidated financial statements reflect only our proportionate interest in these activities.

     (h)  Other Property and Equipment

          We carry our other capitalized property and equipment at cost. We depreciate or amortize our other capitalized property and equipment over their estimated service lives using the declining balance method as follows:

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


             Airplane...................................       25%
             Computer equipment.........................       30%
             Computer software..........................      100%
             Equipment..................................       20%
             Furniture and fixtures.....................       20%
             Leasehold improvements.....................       20%
             Tools......................................       20%
             Vehicles...................................       30%


          When we retire or otherwise dispose of our other capitalized property and equipment, we remove their cost and related accumulated depreciation or amortization from our accounts, and record any resulting gain or loss in the results of operations for the period. Our management periodically reviews the carrying value of our property and equipment to ensure that any permanent impairment in value is recognized and reflected in our results of operations.

     (i)  Research and Development Expenditures

          We expense all research and development expenditures we incur to develop, improve and test our SFD Survey System and related components, including allocable salaries.

     (j)  Survey Support Expenditures

          We expense all survey support expenditures we incur, after netting costs which are reimbursable by our joint venture partners. Survey support expenditures consist primarily of the cost, including allocable salaries, to:

           . conduct field evaluations designed by our joint venture partners to evaluate the SFD Survey System (after netting costs which are reimbursable by our joint venture partners); and

           . develop, organize, staff and train our survey and interpretation operational functions.

     (k)  Survey and Data Analysis Expenditures

          We expense all survey and data analysis costs we incur, after netting costs which are reimbursable by our joint venture partners. Survey and data analysis expenditures consist primarily of:

           . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting costs which are reimbursable by our joint venture partners); and

           .    allocable salaries of our personnel while interpreting SFD Data.

          Although we currently expense our survey and data analysis costs, we will, in the future, commencing on the earliest date that any of our initial exploration wells commence production, capitalize and amortize these costs using the unit of production method as a component of petroleum properties in accordance with the full cost method of accounting for oil and gas.

     (l)  Foreign Currency Translation

          We use the United States dollar as our reporting currency. With respect to our subsidiaries whose functional currency is in Canadian dollars, we use the following methodology to convert their Canadian dollar denominated accounts and transactions into U.S. dollars for consolidation purposes:

           . all asset and liability accounts are translated into U.S. dollars at the rate of exchange in effect as of the end of the fiscal year;

           . all shareholders' equity accounts are translated into U.S. dollars using historical exchange rates; and

           . all revenue and expense accounts are translated into U.S. dollars at the average rate of exchange for the fiscal year.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

           We record the cumulative gain or loss arising from the conversion of the noted Canadian dollar denominated accounts and transactions into U.S. dollars as a foreign currency translation adjustment as a component of accumulated other comprehensive income or loss for that period.

     (m)   Basic And Diluted Loss Per Common Share

           Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), by dividing the net loss for the period attributable to holders of our common stock by the weighted average number of shares of our common stock outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into our common stock.

           In calculating our diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities. See note 9.

     (n)   Stock-based compensation

           In accounting for our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Pursuant to APB 25, we have not recorded any compensation expense for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of grant. See note
           11.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     (o)   Recent pronouncements

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as subsequently amended by SFAS No. 137, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Our management has not had the opportunity to evaluate the impact of the adoption of SFAS Nos. 133 and 137 on consolidated financial position, results of operations or cash flows as we do not hold derivatives.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.   Reverse Acquisition

     We acquired what is now our wholly-owned subsidiary, Pinnacle U.S., on January 20, 1996, in a transaction accounted for as a "reverse acquisition". This acquisition was effected through the issuance of 10,090,675 common shares of our company (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares at that date, in exchange for all of the outstanding shares of Pinnacle U.S. As a result of the application of the noted accounting principles governing Reverse Acquisitions, Pinnacle U.S. (and not Auric Mining Corporation) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

     We have accounted for the Pinnacle U.S. acquisition as an issuance of stock by Pinnacle U.S. in exchange for the tangible net assets of Auric Mining Corporation, valued at fair value, which approximate historical costs. As a result, our consolidated statements of loss and shareholders' equity (deficit) included in these consolidated financial statements are deemed to be a continuation of Pinnacle U.S.'s financial statements, and therefore reflect:

       . Pinnacle U.S.'s operations from the date of its formation (October 20, 1995) through the effective date of the Reverse Acquisition (January 20, 1996); and

       . our consolidated operations after the effective date of the Reverse Acquisition (January 20, 1996).

4.   Note Receivable From Officer

     In September 1998, we loaned the sum of Cdn. $54,756 (U.S. $35,760) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer is required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The amount of the monthly payments is calculated on the basis of a 300-month amortization rate, principal plus interest, using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5 1/2%).

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

5.   Deferred Costs

     On November 20, 1997, we purchased a three-year insurance policy, and financed the premium pursuant to a loan agreement in the original principal amount of $150,000, bearing interest at 6.44% per annum. We were obligated to make monthly payments of principal and interest in the amount of $4,884 to a maturity date of May 22, 1999, however, we elected to pay the outstanding balance in full in June 1998.

6.   Oil And Natural Gas Properties

     Summarized below are the oil and natural gas property costs we capitalized for our fiscal years ended December 31, 1999 and December 31, 1998:

                                                         Twelve Months Ended
                                                             December 31,
                                                     --------------------------
                                                       1999             1998
                                                     --------        ----------
          Acquisition costs..............            $404,585        $     --
          Exploration costs..............             370,574              --
          Development costs..............                  --              --
          Capitalized interest...........                  --              --
                                                     --------        ----------
                                                     $775,159        $     --
                                                     ========        ==========

     Since all of our oil and gas properties as of December 31, 1999 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequentially, we did not record any depletion to date for these properties for the year ended December 31, 1999.

     Following the close of our year ended December 31, 1999, our management performed a property assessment with respect to each of our unproved properties as of December 31, 1999 to determine if any of these properties had been subject to any impairment in value, and concluded that no impairment had occurred. This assessment included a determination of the future production potential based upon SFD data, seismic data and exploration results. Our company is currently conducting active exploration and development programs with respect to each of these unproved oil and gas properties, and we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

7.   Other Property And Equipment

                                                                                         December 31,
                                                                                 ------------------------------
                                                                                   1999                 1998
                                                                                 ---------            ---------
       Airplane ............................................................     $ 238,653            $ 220,092
       Computer equipment ..................................................       189,586               73,145
       Computer software ...................................................        71,174               15,165
       Equipment ...........................................................        62,749               41,201
       Furniture and fixtures ..............................................       165,274              132,425
       Leasehold improvements ..............................................       102,761               72,793
       SFD Survey System (including software) ..............................        59,169               47,918
       Tools................................................................         1,704                  890
       Vehicle .............................................................        62,494               62,495
                                                                                 ---------            ---------
           Property and equipment...........................................       953,564              666,124
       Less accumulated depreciation and amortization ......................      (292,363)             (90,664)
                                                                                 ---------            ---------
           Net property and equipment ......................................     $ 661,201            $ 575,460
                                                                                 =========            =========

  8. Common Stock

     On January 31, 1997, two of our executive officer-directors at that time each loaned our company the sum of $500,000, for total loan proceeds of $1,000,000. These loans were extended by these officer-directors pursuant to unsecured, convertible promissory notes due January 31, 1998, together with interest accrued at a rate of 12% per annum. Each promissory note contained identical conversion provisions pursuant to which:

       . each officer-director could elect to convert any or all of the outstanding balance of his loan into common stock based upon a ratio of one share per $4.07 in converted principal and interest at any time; and

       . our company could convert any or all of the outstanding balance of either loan into common stock based upon a ratio of one share per $2.72 in converted principal and interest should we be unable to repay that amount by the January 31, 1998 due date.

     We exercised our right to convert the notes into 411,764 shares of common stock on February 1, 1998, in satisfaction of $1,200,000 in aggregate principal and accrued interest which became due on January 31, 1998.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     On May 17, 1999, we raised $6,000,000 in gross proceeds through a private placement of 400,000 shares of our common stock at $15 per share. Net proceeds to our company from this offering were $5,998,652, after deducting $1,348 in offering expenses.

     During 1999, we raised $303,979 in gross proceeds through our employees' exercise of incentive stock options entitling them to purchase 35,000 shares of our common stock at exercise prices between $8.25 and $9.50 per share.

9.   Preferred Stock And Warrants

     On April 3, 1998, we completed a series of transactions pursuant to which:

       .   Pinnacle U.S. entered into a joint venture agreement, and

       . we concurrently raised $6,000,000 in gross proceeds from an affiliate of the joint venture partner through the private placement to that party of 800,000 shares of our series "A" convertible preferred stock, and warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share.

     The net proceeds of this private placement were $5,688,867, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission.

     Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should our company wind-up and dissolve. We have reserved the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000, and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carries a $7.50 per share exercise price, and lapses to the extent not exercised by April 3, 2000.

     Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the purchaser of these securities, we recorded a deemed distribution analogous to the declaration of a dividend to that purchaser. This deemed distribution resulted in:

       . an increase in additional paid-in capital of $2,104,000 to record the intrinsic value of the beneficial conversion feature of the preferred shares, i.e., the discount in the purchase price of these securities relative to the public trading price as of the date of issuance of the underlying common shares into which these preferred shares could be converted, without adjustment for discounts or restrictions;

       . a newly created warrant capital account to record the fair value of the warrants in the amount of $1,132,000, including the value of their beneficial conversion feature, as determined by the Black-Scholes method of valuation; and

       . a counterbalancing charge against our accumulated deficit capital account in the amount of $3,236,000.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     We also made appropriate adjustment for the deemed distribution in calculating our basic loss per common share. See note 2(m).

10.  Performance Warrants

     On August 1, 1996, we granted a performance-based contractual right to be granted warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources Corporation is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of December 31, 1999.

11.  Options

     Through December 31, 1999, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

       . Separate free-standing directors options which we granted to selected directors as compensation for serving on our Board of Directors;

       . The 1997 Pinnacle Oil International, Inc. Stock Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants; and

       . The 1999 Pinnacle Oil International, Inc. Executive Option Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     We have summarized below all transactions involving option grants under the Plans, including those option grants described above, for our three fiscal years ended December 31, 1999:

                                                       1999                      1998                       1997
                                              ----------------------    ----------------------     ----------------------
                                                Common     Weighted       Common     Weighted        Common     Weighted
                                                Shares     Average        Shares     Average         Shares     Average
                                                Under      Exercise        Under     Exercise        Under      Exercise
                                               Options      Price         Options     Price         Options      Price
                                              --------     ---------    ---------    ---------      -------     --------
    Outstanding at beginning of year            500,000     $  7.47       215,000     $  6.43              0       $ --
        Granted..........................     1,275,000       14.05       285,000        8.25        215,000        6.43
        Exercised........................       (35,000)       8.68             0           0              0           0
        Cancelled or lapsed..............       (25,000)       8.25             0           0              0           0
                                              ---------                 ---------                    -------
    Outstanding at end of year...........     1,715,000       12.33       500,000        7.47        215,000        6.43
                                              =========                 =========                    =======

    Exercisable at end of year...........       232,500                   150,000                     55,000
                                              =========                 =========                    =======

    Available for grant at end of year          460,000                   710,000                    950,000
                                              =========                 =========                    =======

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     We have summarized below all outstanding options under the Plans as of December 31, 1999:

                                                                                          December 31, 1999
                                               Grant              Exercise          ----------------------------
               Type of Option                   Date               Price            Outstanding          Vested
     -----------------------------------      --------           ---------          -----------          -------
     Director Non-qualified.............       5-12-97            $ 5.81                75,000            75,000
     Director Non-qualified.............       5-20-97              5.25                90,000            90,000
     Employee Incentive.................      11-24-97              9.50                37,500             7,500
     Director Non-qualified.............       3-10-98              8.31                45,000            30,000
     Employee Incentive.................       5-12-98              8.25                40,000            20,000
     Employee Incentive.................       8-24-98              8.25               132,500            10,000
     Employee Incentive.................       10-1-98              8.12 1/2            20,000                 0
     Employee Non-qualified.............        5-1-99             14.00             1,016,670                 0
     Employee Incentive.................        5-1-99             15.00                33,330                 0
     Employee Incentive.................       5-12-99             17.00                20,000                 0
     Employee Incentive.................        7-2-99             14.06                20,000                 0
     Employee Incentive.................       9-21-99             13.62 1/2           100,000                 0
     Employee Incentive.................      11-16-99             14.12 1/2            85,000                 0
                                                                                     ---------           -------
                                                                                     1,715,000           232,500
                                                                                     =========           =======

     The director options outstanding as of December 31, 1999 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, subject to the re-election of each such director at each annual meeting of the Company or of its subsidiary. The employee options outstanding as of December 31, 1999 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. Both the director and employee options generally lapse, if unexercised, five years from the date of vesting.

     Had we elected to follow the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), we would have recorded additional compensation costs of approximately $3,253,147, $343,200 and $68,000 for the twelve-month periods ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively. These amounts are determined using an option pricing model using the following assumptions:

          .   no dividends are paid,

          .   an average vesting period of four and one-half years,

          . a weighted average annualized volatility of our common share price of 63%; and

          . a weighted average annualized risk free interest rate at 6.67%.

     The following pro forma financial information presents the net loss for the period and loss per common share for these twelve-month periods had we adopted SFAS 123:

                                                                                Year Ended December 31,
                                                                    -----------------------------------------------
                                                                        1999              1998              1997
                                                                    -----------       -----------        ----------
           Net loss for the period as reported................      $ 1,534,513       $(1,117,808)       $ (913,321)
           Compensation expense computed under
           SFAS No. 123.......................................        3,253,147          (343,200)          (68,000)
           Deemed distribution to holders of preferred
           stock and warrants.................................            --           (3,236,000)/(1)/       --
                                                                    -----------       -----------        ----------

           Pro forma net loss for the period..................      $ 4,787,660       $(4,697,008)       $ (981,321)
                                                                    -----------       -----------        ----------

           Pro forma basic and diluted loss per common share..      $     (0.38)      $     (0.38)       $    (0.08)
                                                                    ===========       ===========        ==========

(1) This amount has been included to depict the impact of the valuation expense related to an adjustment for a deemed distribution attributable to a beneficial conversion feature for these instruments in the computation of pro forma loss and loss per common share. See notes 2(m) and 9.

12   Income Taxes

     (a)  Net Operating Loss Carryforwards

          As of December 31, 1999, the following net operating loss carryforwards were available to reduce our taxable income in future years:

                                      Country                                    Amount           Expiration Date
           ----------------------------------------------------------          ----------         ---------------
           United States.............................................          $ 1,762,145           2010--2019
           Canada....................................................          $ 2,202,880           2004--2006

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


     (b)  Deferred Assets

          As of December 31, 1999, our accounts contained the following deferred assets:

                                                                                     Statutory            Tax
                                                                    Amount            Tax Rate          Benefit
                                                                 -------------       ----------      --------------
           Tax asset related to depreciation.............          $  (64,784)           44.62%         $  (28,907)

           Tax benefit of loss carryforwards.............           3,965,025            44.62%          1,769,194

           Valuation reserve.............................                                               (1,740,287)
                                                                                                     --------------
                                                                                                        $     --
                                                                                                     ==============

          As of December 31, 1998, our accounts contained the following deferred assets:

                                                                                     Statutory            Tax
                                                                    Amount            Tax Rate          Benefit
                                                                 -------------       ----------      --------------
           Tax asset related to depreciation.............        $       8,500           34%           $   2,900

           Tax benefit of loss carryforwards.............            2,500,000           34%             850,000

           Valuation reserve.............................                                               (852,900)
                                                                                                     --------------
                                                                                                       $      --
                                                                                                     ==============

13.  Litigation Settlement

     During the year ended December 31, 1997, we received $157,500 in cash in settlement of a lawsuit pertaining to a breach of contract action.


14.  Related Party Transactions

     Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for our three fiscal years ended December 31, 1999:

                                                                                         December 31,
                                                                             ------------------------------------
                                                                                1999         1998          1997
                                                                             ---------     --------      --------
        Collective legal fees accrued to two law firms in 1999, and three law firms in 1998 and 1997, with partners who were also
           directors of Pinnacle or Pinnacle Canada.......................   $ 28,147     $142,131      $322,769


        Collective wages, fees and benefits paid to three executive officers of Pinnacle in 1999, and two executive officers of Pinnacle
           in 1998 and 1997, who were also directors of Pinnacle..........     491,021      240,000       165,101

        Accounts payable due to executive officers........................         --            --        12,167

        Accounts receivable due from executive officers...................       1,565        1,335            --

     Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. Momentum is controlled and indirectly owned by two of our

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     significant stockholders, both of whom currently serve as directors and one of whom currently serves as one of our executive officers. We are obligated under the terms of the SFD technology license to pay Momentum a fee equal to 1% of any "Prospect Profits" (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any Prospect Profits which we may receive after December 31, 2000. No Prospect Revenue has been generated as of December 31, 1999.

15.  Commitments

     At December 31, 1999, we had entered into joint venture agreements with two separate oil and gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement. We may elect each SFD-identified prospect they accept under their respective agreement. We may elect under each of these joint venture agreements to receive one of the two following payments streams for each SFD-identified prospect accepted and drilled by the joint venture partner;

          . A capital investment and generally risk-free overriding royalty of 5% to 8% of oil or natural gas revenues received by the joint venture partner with respect to the prospect; or

          . A working interest of up to 45% of the joint venture partner's revenues with respect to the prospect.

     In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducing and managing all drilling, production and marketing activities to exploit the prospect.

     On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consisted of 7,244 rentable square feet as of December 31, 1999, expires on January 21, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items as of December 31, 1999 was Cdn. $11,372 per month, which translates into U.S. $7,876 per month based upon the closing conversion rate as of December 31, 1999.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

16.  Segmented Information

     We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD survey technology either directly for our account or indirectly for our account through working interest or overriding royalty interests through our joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties.

     As we are a development stage enterprise, the majority of our revenues through December 31, 1999, have been from interest earned on cash and cash equivalents.

     Summarized below is geographic information relating to:

      . revenues we have received from our external customers for our last three fiscal years ended December 31, 1999, allocated amongst the geographic areas in which the revenue is generated;

      . revenues we have received from sources other than our external customers for our last three fiscal years ended December 31, 1999, allocated amongst the geographic areas in which the revenue is generated;

      . our operating loss for our last three fiscal years ended December 31, 1999, allocated amongst the geographic areas in which the revenue and associated expenses are generated; and

      . our assets as of the last day of each fiscal year indicated, allocated amongst the geographic areas in which the assets are physically located or principally connected.

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                        United States           Canada              Total
                                                        -------------        -----------         ------------
       1999:
         Assets.....................................     $ 9,349,409         $ 1,380,517         $ 10,729,926
         Revenues from external customers...........              --                  --                   --
         Revenues from other sources................         355,727               4,707              360,434
         Operating loss.............................        (416,465)         (1,118,041)          (1,534,513)

       1998:
         Assets.....................................     $ 4,764,653         $   801,552          $ 5,566,205
         Revenues from external customers...........              --                  --                   --
         Revenues from other sources................         215,503              13,634              229,137
         Operating loss.............................        (347,953)           (769,855)          (1,117,808)

       1997:
         Assets.....................................     $    30,001         $ 1,149,860          $ 1,179,861
         Revenues from external customers...........              --                  --                   --
         Revenues from other sources................         203,316               2,016              205,332
         Operating loss.............................        (512,292)           (401,029)            (913,321)

     In preparing the above table, we have eliminated all intersegment revenues, expenses and assets.

17.  Subsequent Events

     (a)  Preferred Stock and Warrants (see note 9)

          On April 3, 2000, the holder of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share exercised these warrants, resulting in gross proceeds to our company of $1,500,000.

     (b)  Options (see note 11)

          On February 15, 2000, we created the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan, pursuant to which we reserved 400,000 shares of our common stock for the purpose of granting awards or stock grants to current or prospective directors. Also on February 15, 2000, we granted 15,000 non-qualified options under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan to our five outside independent directors as compensation for their services as members of our Board of Directors for the next three years. The purchase price for these options were fixed at $28.75 per share, reflecting the closing trading price of our common stock as of the date of grant. These options vest in equal increments on the first through third anniversary dates of the date of grant, respectively, based upon continued provision of services as a director, and lapse, if unexercised, five years after the vesting date, unless the optionee's status as a director is terminated, in which case they lapse two years from date of vesting.

     (c)  Commitments (see note 15)

          On March 7, 2000, we entered into a lease amendment pursuant to which we expanded our principal executive offices by an additional 6,081 rentable square feet, bringing the total square footage rented to 13,325 square feet. As a result of this expansion, our base rental obligation for the balance of the term of our original office lease has been increased by Cdn. $6,588 per month, which translates into an additional U.S. $4,564 per month based upon the closing conversion rate as of December 31, 1999. Also as a result of this expansion, our building operating cost and other pass-through charges under the lease were increased by Cdn. $46,824 per year, which translates into an additional U.S. $32,442 per year based upon the closing conversion rate as of December 31, 1999.

          On March 20, 2000, we entered into an agreement to purchase a Piaggio P180 Avanti aircraft for a purchase price of $2,790,000, subject to us obtaining appropriate financing. The closing date for the acquisition is fixed by the agreement as of April 21, 2000. Under the terms of the agreement we paid a $30,000 deposit into escrow, which will be released to the seller of the aircraft if the transaction does not close due to our failure to procure financing.