Form 10-Q
period 2000-03-31
PINNACLE OIL INTERNATIONAL INC
filed 2000-05-15
CIK 1009922

     As filed with the Securities and Exchange Commission on May 15, 2000

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               -----------------
                                   FORM 10-Q
                               -----------------
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2000; Or

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

        13,070,016 shares of common stock, par value $0.001 per share, as of May 12, 2000

================================================================================

                        PINNACLE OIL INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION............................................   1

ITEM 1.   FINANCIAL STATEMENTS.............................................   1
          Consolidated Balance sheets......................................   1
          Consolidated Statements Of Loss..................................   2
          Consolidated Statements Of Shareholders' Equity(Deficit).........   3
          Consolidated Statements Of Cash Flows............................   5
          Notes To Financial Statements....................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  16
          General..........................................................  16
          Overview.........................................................  16
          Capital Requirements.............................................  18
          Results Of Operations............................................  19
          Liquidity And Capital Resources..................................  21
          Other Matters....................................................  22
          Uncertainties And Other Factors That May Affect Our Future
          Results And Financial Condition..................................  23

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  34
          Oil And Gas Price Fluctuations...................................  34
          Currency Fluctuations............................................  34
          Interest Rate Fluctuations.......................................  35

ITEM II   OTHER INFORMATION................................................  35

ITEM 1.   LEGAL PROCEEDINGS................................................  35

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS........................  35

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................  35

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  35

ITEM 5.   OTHER INFORMATION................................................  35

ITEM 6.   EXHIBITS.........................................................  35
          Exhibits.........................................................  35
          Reports on Form 8--K.............................................  35

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                          Consolidated Balance sheets
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                            At March 31,
                                                     -------------------------
Assets                                                   2000          1999
                                                     -----------   -----------

Current assets:
 Cash and cash equivalents.........................  $ 9,375,858   $ 4,410,835
 Accounts receivable...............................      161,581       126,577
 Due from officers and employees...................      176,611            --
 Prepaid expenses and other........................       60,440       116,041
                                                     -----------   -----------
  Total current assets.............................    9,774,490     4,653,453

Note receivable from officer [note 4]..............       33,709        34,507

Unproved oil and natural gas properties
 [notes 2(g) and 5]................................    1,106,687            --

 Other property and equipment, net of
  accumulated depreciation and amortization
  of $365,959 and $133,357, respectively
  [notes 2(h) and 6]...............................      692,676       600,280
                                                     -----------   -----------

    Total assets...................................  $11,607,562   $ 5,288,240
                                                     ===========   ===========
Liabilities And Shareholders' Equity

Current liabilities:
 Trade payables....................................  $    52,617   $    97,151
 Wages and employee benefits payable...............      105,844        23,767
 Accrued oil and natural gas property costs........      188,840            --
 Other accrued liabilities.........................          116        18,904
                                                     -----------   -----------
  Total current liabilities........................      347,417       139,822

Shareholders' equity:
 Series "A" convertible preferred stock;
  par value $0.001 per share, liquidation
  preference $7.50 per share:
   800,000 shares authorized; and 800,000
    shares issued as of March 31, 2000 and
    March 31, 1999 [note 8]........................          800           800
 Common stock, par value $0.001 per share:
  50,000,000 shares authorized;
  13,070,016 shares issued as of March 31, 2000;
  12,431,983 shares issued as of March 31, 1999
   [note 7]........................................       13,070        12,432
 Warrants [notes 8 and 9]..........................           --     1,132,000
 Additional paid-in capital........................   19,094,619    10,086,877
 Deficit accumulated during the development stage..   (7,810,239)   (6,083,691)
 Accumulated other comprehensive loss..............      (38,105)           --
                                                     -----------   -----------
  Total shareholders' equity.......................   11,260,145     5,148,418
                                                     -----------   -----------
    Total liabilities and shareholders' equity.....  $11,607,562   $ 5,288,240
                                                     ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                        Consolidated Statements Of Loss
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                           October 20,
                                                                                              1995
                                                                                         (inception) to
                                                                 Three Months Ended         March 31,
                                                                     March 31,                2000
                                                                  2000          1999       (cumulative)
                                                              -----------   -----------  --------------

Operating expenses:
 Administrative.............................................. $   327,684   $   196,870    $ 3,590,046
 Amortization and depreciation [note 2(h)]...................      74,021        45,426        368,015
 Research and development [note 2(i)]........................      64,641        49,114        599,042
 Survey support [note 2(j)]..................................      84,049        44,589        686,028
 Survey operations and data analysis, net of amounts
  reimbursable by joint-venture partners of $20,278 and
  $24,447, respectively [note 2(k)]..........................      53,333        19,865        113,713


 Write-down of assets........................................          --            --         17,662
                                                              -----------   -----------    -----------
   Total operating expenses..................................    (603,728)     (355,864)    (5,374,506)

Operating loss...............................................    (603,728)     (355,864)    (5,374,506)

Other income (expense):
 Interest cost on promissory notes...........................          --            --       (124,299)
 Interest income.............................................     112,830        50,856        736,260
 Other income................................................          --            --         19,231
 Settlement of damages.......................................          --            --        157,500
                                                              -----------   -----------    -----------
   Total other income (expenses).............................     112,830        50,856        788,692

Net loss for the period......................................    (490,898)     (305,008)    (4,585,814)

Other comprehensive income (loss):
 Foreign currency translation adjustments....................      (8,702)       17,720        (38,105)
                                                              -----------   -----------    -----------
Comprehensive loss for the period............................ $  (499,600)  $  (287,288)   $(4,623,919)
                                                              ===========   ===========    ===========

Basic and diluted loss per share [note 2(m)]................. $     (0.04)  $     (0.02)
                                                              ===========   ===========

Weighted average shares outstanding..........................  12,863,050    12,430,761
                                                              ===========   ===========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

           Consolidated Statements Of Shareholders' Equity(Deficit)
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

                                    Accumulated                        Series "A"                                         Deficit
                                       Other                           Convertible      Common Stock                    Accumulated
                                      Compre-       Common Stock     Preferred Stock      Warrants         Additional   During the
                                      hensive    ------------------  ---------------  -----------------     Paid-in     Development

                                      Income       Shares   Amount    Shares  Amount   Number   Amount      Capital        Stage
                                    ----------   ---------- -------  -------  ------  ------- ---------    ----------  ------------
1995:
Issued at inception for cash
 at $0.001 per share on
 October 20, 1995.................  $       --    5,000,000 $ 5,000      --   $ --       --   $      --   $        --  $       --

Net loss for fiscal 1995..........          --           --      --      --     --       --          --            --      (53,696)
Net other comprehensive
 loss for fiscal 1995.............          --           --      --      --     --       --          --            --          --
                                    ----------   ---------- -------  -------  ------  ------- ---------    ----------  ------------
   Balance -- December 31, 1995...          --    5,000,000   5,000      --     --       --          --            --      (53,696)

1996:
Issued on reverse acquisition
 on January 30, 1996..............          --    5,968,281   5,968      --     --       --          --         (5,968)        --
Issued for cash at $1 per share
 on May 29, 1996..................          --      975,000     975      --     --       --          --        967,775         --
Net loss for fiscal 1996..........          --           --      --      --     --       --          --            --     (475,578)
Net other comprehensive loss for
 fiscal 1996......................          --           --      --      --     --       --          --            --           --
                                    ----------   ---------- -------  -------  ------  ------- ---------    ----------  ------------
   Balance -- December 31, 1996...          --   11,943,281  11,943      --     --       --          --        961,807    (529,274)

1997:
Issued for services at $2.31 1/2
 per share on July 1, 1997........          --       71,938      72      --     --       --          --        166,469         --
Net loss for fiscal 1997..........          --           --      --      --     --       --          --            --     (913,321)
Net other comprehensive loss for
 fiscal 1997......................          --           --      --      --     --       --          --            --          --
                                    ----------   ---------- -------  -------  ------  ------- ---------    ----------  ------------
   Balance -- December 31, 1997...          --   12,015,219  12,015      --     --       --          --      1,128,276  (1,442,595)

1998:
Issued on conversion of
 promissory notes at $2.72 per
 share on February 1, 1998 (1),
 net of issuance costs............          --      411,764     412      --     --       --          --     1,119,586          --

Issued for cash at $7.50 per
 share on April 3, 1998...........          --           --      --  800,000    800      --          --     7,792,167   (2,104,000)
Issued with series "A" preferred
 stock on April 3, 1998...........          --           --      --      --     --   200,000   1,132,000          --    (1,132,000)
Net loss for fiscal 1998..........          --           --      --      --     --       --          --           --    (1,117,808)
Net other comprehensive loss
 for fiscal 1998..................          --           --      --      --     --       --          --           --           --
                                    ----------   ---------- -------  -------  ------  ------- ----------  -----------  -----------
   Balance -- December 31, 1998...  $       --   12,426,983 $12,427  800,000  $  800  200,000 $1,132,000  $10,040,031  $(5,796,403)

                           [continued on next page]

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

           Consolidated Statements Of Shareholders' Equity (Deficit)
                                  (Unaudited)
                          (Expressed in U.S. Dollars)


                                   Accumulated                        Series "A"                                         Deficit
                                      Other                           Convertible      Common Stock                    Accumulated
                                     Compre-       Common Stock     Preferred Stock      Warrants         Additional   During the
                                     hensive    ------------------  ---------------  -----------------     Paid-in     Development

                                     Income       Shares   Amount    Shares  Amount   Number   Amount      Capital        Stage
                                   ----------   ---------- -------  -------  ------  -------   ---------   ----------  -----------
1999:
Issued for cash at $15 per share
 on May 17, 1999, net of
  issuance costs.................  $       --      400,000 $   400       --  $   --       -- $        --     5,998,252           --

Options exercised for cash at
 prices between $8.12 1/2 and
 $9.50 per share during 1999.....          --       35,000      35       --      --       --          --       303,979           --

Cancelled on October 14, 1999....          --       (5,167)     (5)      --      --       --          --       (11,570)      11,575

Net loss for fiscal 1999.........          --           --      --       --      --       --          --            --   (1,534,513)

Net other comprehensive loss for
 fiscal 1999.....................     (29,403)          --      --       --      --       --          --            --
                                   ----------   ---------- -------  -------  ------  -------   ---------   -----------  -----------
Balance -- December 31, 1999.....     (29,403)  12,856,816  12,857  800,000     800  200,000   1,132,000    16,330,692   (7,319,341)


2000:
Warrants exercised for cash at
 $7.50 per share on March 31,
 2000............................          --      200,000     200       --      -- (200,000) (1,132,000)    2,631,800           --

Options exercised for cash at
 prices between $8.25 and
 $14.06 per share for the
 three-months ended March 31,
 2000............................          --       13,200      13       --      --       --          --       132,127           --

Net loss for the three-months
 ended March 31, 2000............          --           --      --       --      --       --          --            --     (490,898)

Net other comprehensive loss for
 the three-months ended
 March 31, 2000..................      (8,702)          --      --       --      --       --          --            --           --
                                   ----------   ---------- -------  -------  ------  -------   ---------   -----------  -----------
    Balance -- March 31, 2000.....  $ (38,105)  13,070,016 $13,070  800,000  $  800       --          --   $19,094,619  $(7,810,239)
                                   ==========   ========== =======  =======  ======  =======   =========   ===========  ===========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity
                                   (deficit)

                        PINNACLE OIL INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                     Consolidated Statements Of Cash Flows
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                             Three Months Ended            October 20,
                                                                                  March 31,                   1995
                                                                          -------------------------      (inception) to
                                                                                                         March 31, 2000
                                                                              2000           1999         (cumulative)
                                                                          ----------     ----------      --------------
Operating activities:
 Net loss for the period..............................................    $ (490,898)    $ (305,008)      $(4,585,814)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of property and equipment..............................        74,021         45,426           368,015
  Write-down of property and equipment................................            --             --            17,662
  Amortization of deferred costs......................................            --         93,014           154,287
  Changes in non-cash working capital:
   Accounts receivable................................................       (59,850)        (6,477)         (161,581)
   Due from officers and employees....................................      (173,392)         1,335          (176,611)
   Prepaid expenses...................................................        24,903        (88,710)          (60,440)
   Trade payables.....................................................        19,901        (44,275)           52,617
   Wages and employee benefits........................................       (26,841)         6,477           105,844
   Accrued oil and natural gas property costs.........................      (193,546)            --           188,840
   Accrued liabilities................................................       (54,418)           270               116
   Deferred financing for insurance premium...........................            --             --             7,766
   Consulting costs settled by issuance of common stock...............            --             --           166,541
   Interest costs settled by issuance of common stock.................            --             --           120,000
                                                                          ----------     ----------       -----------
     Net cash used in operating activities............................      (880,120)      (297,948)       (3,802,758)

Financing activities:
 Funds borrowed from affiliates.......................................            --             --         1,100,000
 Repayment of funds borrowed from affiliates..........................            --             --          (100,000)
 Funds raised through the sale of common stock,
  net of issuance costs...............................................            --             --         6,972,402

 Funds raised through the sale of preferred stock and warrants, net
  of issuance costs...................................................            --             --         5,688,967

 Funds raised through the exercise of options,
  net of issuance costs...............................................       132,140         46,851           436,119

 Funds raised through the exercise of warrants,
  net of issuance costs...............................................     1,500,000             --         1,500,000

 Repayment of deferred financing for insurance premium................            --             --          (146,520)
                                                                          ----------     ----------       -----------
     Net cash generated by financing activities.......................     1,632,140         46,851        15,450,968

Investing activities:
 Funds invested in property and equipment.............................      (105,496)       (70,516)       (1,093,851)
 Funds Invested in oil and natural gas properties.....................      (331,528)            --        (1,106,687)
 Funds borrowed by an employee........................................            --             --           (35,760)
 Repayment of funds borrowed by an employee...........................           841            906             2,051
                                                                          ----------     ----------       -----------
     Net cash used in investing activities............................      (436,183)       (69,610)       (2,234,247)

Effect of net other comprehensive income (loss).......................        (8,702)        17,720           (38,105)

Net cash inflow (outflow).............................................       307,135       (302,987)        9,375,858

Cash position, beginning of period....................................     9,068,723      4,713,822                --
                                                                          ----------     ----------       -----------
Cash position, end of period..........................................    $9,375,858     $4,410,835       $ 9,375,858
                                                                          ==========     ==========       ===========

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

   (b) Our Business

       We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries, Pinnacle U.S., which focuses on United States-based exploration, and Pinnacle Canada, which focuses on Canadian-based exploration. Pinnacle, in turn, focuses on research and development efforts to improve the efficacy of our SFD Survey System.

       Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Although we have sufficient working capital as of March 31, 2000 to fund our current level of operations for several years assuming we make minimal investments in petroleum properties, our ability to continue as a going concern in the longer term will nevertheless be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our joint venture partners with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

2. Significant Accounting Policies

   (a) Basis of Presentation
       We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the United States Securities and Exchange Commission on April 17, 2000.

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

   (e) Cash and Cash Equivalents

       For purposes of preparing the consolidated balance sheets and statements of cash flows contained in these consolidated financial statements, we consider all investments with original maturities of ninety days or less to constitute "cash and cash equivalents."

   (f) Fair Value of Financial Instruments

       Our financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying values on our consolidated financial statements due to their short-term to maturity and similarity to current market rates. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

   (g) Oil and Natural Gas Properties

       We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. These capitalized costs include:

         .  land acquisition costs;

         .  geological and geophysical costs;

         . costs of drilling both productive and non-productive wells, production equipment and related facilities; and

         . various costs associated with evaluating petroleum and natural gas properties for potential acquisition.

       Commencing upon production, these capitalized costs will also include SFD survey support and SFD survey operations and data analysis costs. See notes 2(j) and 2(k).

       We only capitalize overhead that is directly identified with acquisition, exploration or development activities. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

       Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content.

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

       The carrying values of unproved properties, which are excluded from the depletion calculation, are assessed on a quarterly basis to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of the anticipated future net cash flows based upon reserve potential and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs.

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

   (h) Other Property and Equipment

       We carry our other capitalized property and equipment at cost. We depreciate or amortize our other capitalized property and equipment over their estimated service lives using the declining balance method as follows:

         Airplane....................................................   15%
         Computer equipment..........................................   30%
         Computer software...........................................  100%
         Equipment...................................................   20%
         Furniture and fixtures......................................   20%
         Leasehold improvements......................................   20%
         Tools.......................................................   20%
         Vehicles....................................................   30%

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

       Although we currently expense our survey support expenditures, we will, in the future, commencing on the earliest date that any of our initial exploration wells commence production, capitalize and amortize these costs using the units of production method as a component of petroleum properties in accordance with the full cost method of accounting for oil and gas.

   (k) Survey Operations And Data Analysis Expenditures

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

       Although we currently expense our survey and data analysis costs, we will, in the future, commencing on the earliest date that any of our initial exploration wells commence production, capitalize and amortize these costs using the units of production method as a component of petroleum properties in accordance with the full cost method of accounting for oil and gas.

   (l) Foreign Currency Translation

       We use the United States dollar as our reporting currency. With respect to our subsidiaries whose functional currency is in Canadian dollars, we use the following methodology to convert their Canadian dollar denominated accounts and transactions into U.S. dollars for consolidation purposes:

         . all asset and liability accounts are translated into U.S. dollars at the rate of exchange in effect as of the end of the applicable fiscal period;

         . all shareholders' equity accounts are translated into U.S. dollars using historical exchange rates; and

         . all revenue and expense accounts are translated into U.S. dollars at the average rate of exchange for the applicable fiscal period.

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

       In calculating our diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities. See note 8.

   (n) Stock-based compensation

       In accounting for our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Pursuant to APB 25, we have not recorded any compensation expense for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of grant. See note 10.

   (o) Recent pronouncements

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137,which established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Our management has not had the opportunity to evaluate the impact of SFAS Nos. 133 and 137 on our consolidated financial position, results of operations or cash flows.

3. Reverse Acquisition

   We acquired what is now our wholly-owned subsidiary, Pinnacle U.S., on January 20, 1996, in a transaction accounted for as a "reverse acquisition." This acquisition was effected through the issuance of 10,090,675 common shares of our company (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares at that date, in exchange for all of the outstanding shares of Pinnacle U.S. As a result of the application of the noted accounting principles governing reverse acquisitions, Pinnacle U.S. (and not Auric Mining Corporation) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

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

4. Note Receivable From Officer

   In September 1998, we loaned the sum of Cdn. $54,756 (U.S. $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer is required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The amount of the monthly payments is calculated on the basis of a 300-month amortization rate, principal plus interest, using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5 1/2%).

5. Oil And Natural Gas Properties

   Summarized below are the oil and natural gas property costs we capitalized for our three-month interim periods ended March 31, 2000 and March 31, 1999 and as of March 31, 2000:

                                             Three Months Ended
                                                  March 31,               As of
                                          ------------------------      March 31,
                                            2000           1999           2000
                                          ---------      ---------     ----------

            Acquisition costs.........     $  6,263       $     --     $  410,848
            Exploration costs.........      325,265             --        695,839
            Development costs.........           --             --
            Capitalized interest......           --             --
                                           --------      ---------     ----------
                                           $331,528       $     --     $1,106,687
                                           ========      =========     ==========

   Since all of our oil and gas properties as of March 31, 2000 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties for the three-month interim period ended March 31, 2000.

   Following the close of our three-month interim period ended March 31, 2000, our management performed a property assessment with respect to each of our unproved properties as of March 31, 2000 to determine if any of these properties had been subject to any impairment in value, and concluded that no impairment had occurred. This assessment included a determination of the future production potential based upon SFD data, seismic data and exploration results. Our company is currently conducting active exploration and development programs with respect to each of these unproved oil and gas properties, and we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

6. Other Property And Equipment

   Summarized below are our capitalized costs for other property and equipment as of March 31, 2000 and March 31, 1999:

                                                              March 31,
                                                    -------------------------
                                                        2000           1999
                                                    -----------     ---------

   Airplane........................................ $   269,724     $ 238,653
   Computer equipment..............................     200,158        91,981
   Computer software...............................      85,366        14,695
   Equipment.......................................      74,860        40,888
   Furniture and fixtures..........................     165,568       122,381
   Leasehold improvements..........................     103,048       105,376
   SFD Survey System (including software)..........      95,721        54,710
   Tools...........................................       1,696         2,459
   Vehicle.........................................      62,494        62,494
                                                    -----------     ---------
     Property and equipment........................   1,058,635       733,637
   Less accumulated depreciation and amortization..    (365,959)     (133,357)
                                                    -----------     ---------
     Net property and equipment.................... $   692,676     $ 600,280
                                                    ===========     =========

7. Common Stock

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

   During 1999, we raised $303,979 in gross proceeds through our employees' exercise of incentive stock options entitling them to purchase 35,000 shares of our common stock at exercise prices between $8.12 1/2 and $9.50 per share.

   On March 31, 2000, the holder of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share exercised these warrants, resulting in gross proceeds to our company of $1,500,000. See note 8.

   During the three-month interim period ended March 31, 2000, we raised $138,740 in gross proceeds through our employees' exercise of incentive stock options entitling them to purchase 13,200 shares of our common stock at exercise prices between $8.25 and $14.06 per share.

8. Preferred Stock And Warrants

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

   Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should our company wind-up and dissolve. We have reserved the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000, and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carried a $7.50 per share exercise price, and lapsed to the extent not exercised by April 3, 2000. All of the warrants were exercised on March 31, 2000. See note 7.

   Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the purchaser of these securities, we recorded a deemed distribution analogous to the declaration of a dividend to that purchaser. This deemed distribution resulted in:

     . An increase in additional paid-in capital in the amount of $2,104,000 to record the intrinsic value of the beneficial conversion feature of the preferred shares, i.e., the discount in the purchase price of these securities relative to the public trading price as of the date of issuance of the underlying common shares into which these preferred shares could be converted, without adjustment for discounts or restrictions.

     . A newly created warrant capital account to record the fair value of the warrants in the amount of $1,132,000, including the value of their beneficial conversion feature, as determined by the Black-Scholes method of valuation. This amount was subsequently reclassified to additional paid-in capital upon the exercise of the warrants.

     . A counterbalancing charge against our accumulated deficit capital account in the amount of $3,236,000.

   We also made appropriate adjustment for the deemed distribution in calculating our basic loss per common share. See note 2(m).

9. Performance Warrants

   On August 1, 1996, we granted a performance-based contractual right to be granted warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of March 31, 2000.

10.  Options

  Through March 31, 2000, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

    . Separate free-standing directors options which we granted to selected directors as compensation for serving on our Board of Directors;

    . The 1997 Pinnacle Oil International, Inc. Stock Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

    . The 1999 Pinnacle Oil International, Inc. Executive Option Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options; and

    . The 2000 Pinnacle Oil International, Inc. Directors' Option Plan, pursuant to which 400,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options.

  During the three-month interim period ended March 31, 2000, 95,000 options with an average weighted exercise price of $29.96 were granted under the Plans, 13,200 previously-granted options under the Plans with an average weighted exercise price of $10.01 were exercised, and 16,000 previously-granted options under the Plans with an average weighted exercise price of $14.06 lapsed.

  We have summarized below all outstanding options under the Plans as of March 31, 2000:


                                           Grant             Exercise                 March 31, 2000
                                                                            --------------------------------
             Type of Option                Date                Price          Outstanding          Vested
     -------------------------------   --------------    ---------------    --------------     -------------

     Director Non-qualified.........       5-12-97           $ 5.81               75,000            75,000
     Director Non-qualified.........       5-20-97             5.25               90,000            90,000
     Employee Incentive.............      11-24-97             9.50               37,500             7,500
     Director Non-qualified.........       3-10-98             8.31               45,000            45,000
     Employee Incentive.............       5-12-98             8.25               30,800            10,800
     Employee Incentive.............       8-24-98             8.25              132,500            10,000
     Employee Incentive.............       10-1-98             8.12 1/2           20,000               --
     Employee Non-qualified.........        5-1-99            14.00            1,016,670               --
     Employee Incentive.............        5-1-99            15.00               33,330               --
     Employee Incentive.............       5-12-99            17.00               20,000               --
     Employee Incentive.............       9-21-99            13.62 1/2          100,000               --
     Employee Incentive.............      11-16-99            14.12 1/2           85,000               --
     Director Non-qualified.........       2-15-00            28.75               75,000               --
     Employee Incentive.............       3-20-00            34.50               20,000               --
                                                                            --------------     -------------
                                                                               1,780,800           238,300
                                                                            ==============     =============


  The director options granted before December 31, 1999 that are outstanding as of March 31, 2000 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after December 31, 1999 that are outstanding as of March 31, 2000 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The employee options outstanding as of March 31, 2000 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee.
  Both the director and employee options generally lapse, if unexercised, five years from the date of vesting.

11.  Commitments

     At March 31, 2000, we had entered into joint venture agreements with two separate oil and gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement. We may elect under each of these joint venture agreements to receive one of the two following payment streams for each SFD-identified prospect accepted and drilled by the joint venture partner:

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

     On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists 13,325 rentable square feet as of March 31, 2000, expires on January 21, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items as of March 31, 2000 was Cdn. $21,418 per month, which translates into U.S. $14,777 per month based upon the closing conversion rate as of March 31, 2000.

12.  Subsequent Events

     (a)  Other Property and Equipment (see note 6)

          On May 4, 2000, we completed our acquisition of a Piaggio P180 Avanti aircraft for a purchase price of $2,790,000.

     (b)  Options (see note 10)

          On April 17, 2000, we granted 30,000 non-qualified options under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan to each of our five outside independent directors as additional compensation for their services as members of our Board of Directors for the next three years. The purchase price for these options were fixed at $26.25 per share, reflecting the closing trading price of our common stock as of the date of grant. These options vest in equal increments on the first through third anniversary dates of the date of grant, respectively, based upon continued provision of services as a director, and lapse, if unexercised, five years after the vesting date, unless the optionee's status as a director is terminated, in which case they lapse two years from date of vesting.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, May 12, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note 2(l) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2000, was Cdn. $1.4494 to U.S. $1.

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

The status of our current activities as of March 31, 2000 and the date of this report is as follows:

  . One exploration well spudded in September 1999 by at third-party operator at our Leucite Hills South prospect in Wyoming, was drilled, cased and completed in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect. Pinnacle U.S. anticipates that CamWest, as operator, will spud a step-out exploratory well on this prospect by the end of June 2000.

  . One exploration well spudded by CamWest in October 1999 at our Poblano prospect in Wyoming, was drilled, cased and completed in January 2000 as a natural gas discovery, and production will commence upon completion of a twelve-mile pipeline that will tie the well into a sales system. CamWest spudded a step-out exploratory well on this prospect in March 2000, which is in the process of being logged in anticipation of completion activities as of the date of this report. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect. Pinnacle U.S. anticipates that CamWest will spud a second step-out exploratory well on this prospect by the end of June 2000,

  . One exploration well spudded by at third-party operator in October 1999 at our Poblano South prospect in Wyoming, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. Pinnacle U.S. elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded in December 1999 in southern Alberta by Encal at our Carbon prospect in southern Alberta, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending completion activities by the operator. Pinnacle Canada elected an overriding royalty interest with respect to this prospect.

  . One exploration well spudded in March 2000 by Encal at our Monarch prospect in southern Alberta. This well is cased and is in the process of being completed. Pinnacle Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

In addition to the two wells scheduled for spudding note above, we anticipate that at least one additional exploration well will be spudded on other prospects by our joint venture partners or third-party operators by the end of June 30, 2000.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources Corporation a fee equal to 1% of any "prospect profits" (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any prospect profits which we may receive after December 31, 2000. Momentum is controlled and indirectly owned by our two largest stockholders, Messrs. George Liszicasz and R. Dirk Stinson. Each of these stockholders currently serve as our directors, and Mr. Liszicasz currently serves as one of our executive officers.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Capital Requirements

We have not generated operating revenues to date, although we have one completed well at our Poblano Prospect which we anticipate will commence production as soon as a twelve-mile pipeline is completed which will connect the prospect to a sales system. We anticipate the pipeline will be laid upon completion of our second step-out exploration well in our Poblano prospects. Assuming no unforeseen delays or changes in production plans, we anticipate that production will commence in our third quarter in fiscal 2000. We are also drilling several additional exploratory wells in fiscal 2000, including the noted step-out exploratory wells, which should add to any revenues we generate.

Absent revenues, our sole source of cash to fund our operational and capital investment needs are monies we have raised through the private placement of our securities and exercise of employee options. For further information regarding these transactions, see "--Liquidity And Capital Resources--Sources Of Cash" below.

We have budgeted the following level of expenditures over the twelve-month period ended March 31, 2001:

  . Approximately $2,500,000 for continuing operations including SFD research and development activities; and

  . Up to $3,000,000 in capital expenditures to invest in working interests with our joint venture partners or acquire drilling interests for our own account, although the overall amount of these capital expenditures may be significantly reduced or increased depending upon the success of drilling efforts over the next six to twelve months.

After taking into consideration the $9,427,073 in working capital we had available as of March 31, 2000, we have sufficient working capital on hand to fund our current level of operations, including research and development but excluding capital investments in working interests beyond that amount budgeted for the next twelve months as described above, through early--2002. Our ability in the longer term to continue as a going concern will be dependent upon our ability to either:

  . raise additional capital through private or public placements of our securities, or

  . our receipt of meaningful amounts of revenues from our joint venture partners or through our own exploration efforts, which, in either case, will be dependent upon successful exploration and production activities.

We cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. We also cannot give you any assurance that our strategic partners will drill any planned exploratory well on any accepted SFD Prospects at all or by projected drilling dates due to the various factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Uncertainties And Risk Factors Generally Relating To Our Company And Our Business," generally, and "-- We Are Reliant Upon Our Joint Venture Partners For Opportunities To Participate In Exploration Projects" and "--Our Revenues And Cash Flow Will Be Principally Dependent Upon The Success Of Drilling And Production From Prospects In Which We Participate Through Agreements With Our Joint Venture Partners," particularly.

For additional and more detailed information relating to our company and our business, please see our annual report on Form 10--K for our fiscal year ended December 31, 1999.

Results Of Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our three-month interim fiscal periods ended March 31, 2000 and March 31, 1999.

Operating Loss

We incurred an operating loss of $603,728 for the first three months of fiscal 2000, as compared to $355,864 for the first three months of fiscal 1999, representing a $247,864, or 69.7%, overall increase.

The 69.7% increase in our operating loss for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

  . a $130,814, or 66.5%, increase in administrative expense from $196,870 to $327,684;

  . a $39,460, or 88.5%, increase in survey support expense from $44,589 to $84,049;

  . a $33,468, or 168.5%, increase in survey operations and data analysis expense from $19,865 to $53,333;.

  . a $28,595, or 63.0%, increase in amortization and depreciation from $45,426 to $74,021; and

  . a $15,527, or 31.6%, increase in research and development expense from $49,114 to $64,641.

Relative Changes In Administrative Expense

The $130,814 increase in administrative expense for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the first three months of fiscal 2000, the most significant of which were increases of $73,773 in wages and benefits and payments to consultants.

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

The $39,460 increase in survey support expense for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of survey operations and data analysis, the most significant of which were $34,944 in increased salaries associated with additional support staffing, partially offset by a decrease of $18,372 in additional aircraft improvement expenses.

Relative Changes In Survey Operations And Data Analysis Expense

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

Our total survey and data analysis expense, before taking any joint venture partner reimbursement into account, was $73,611 for the first three months of fiscal 2000, as compared to $44,312 for the first three months of fiscal 1999. The increase in total survey and data analysis expense was primarily attributable increased salaries associated with additional support staffing.

Our net survey and data analysis expense--after taking into consideration joint venture partner reimbursements of $20,278 and $24,447 for the first three months of fiscal 2000 and 1999, respectively--was $53,333 for the first three months of fiscal 2000 as compared to $19,865 for the first three months of fiscal 1999.

Relative Changes In Amortization and Depreciation

The $28,595 increase in amortization and depreciation for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to addition depreciation and amortization arising in connection with our acquisition of additional computer equipment and software.

Relative Changes In Research and Development Expense

Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our SFD Survey System and related components. The $15,527 increase in research and development expense for the first three months of fiscal 2000 over the first three months of fiscal 1999 was principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and efficacy of our SFD Survey System.

Expectations Relative To Future Expense Levels

We effectively doubled our company staff for the first three months of fiscal 2000 as compared to the first three months of fiscal 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and we anticipate that we will continue to hire similar personnel over the pending fiscal year. We anticipate that our total operating expenses will continue to significantly increase on a quarterly basis through the end of fiscal 2000 as a result of the additional wages and employee benefits to be paid to any additional personnel we may hire as well as an increased level of operations which will be facilitated by recent and anticipated hirings.

Other Income And Expense

  .  Interest Income

     We earned $112,830 in interest income for the first three months of fiscal 2000, as compared to $50,856 for the first three months of fiscal 1999. The increase in interest income for fiscal 2000 was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our common stock in May 1999.

Liquidity And Capital Resources

  .  Sources of Cash

     Our cash flow requirements from our inception as Pinnacle U.S. (October 20, 1995) through March 31, 2000 were funded principally from:

       o a private placement in May 1996 of 975,000 shares of our common stock for total gross proceeds of $975,000,

       o loans to our company by Messrs. Liszicasz and Stinson in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 shares of our common stock in February 1998;

       o a private placement in April 1998 of 800,000 shares of our convertible series "A" preferred stock and 200,000 common stock purchase warrants for total gross proceeds of $6,000,000;

       o a private placement in May 1999 of 400,000 shares of our common stock for total gross proceeds of $6,000,000;

       o the exercise of employee stock options during fiscal 1999 and the first three months of fiscal 2000, resulting in gross proceeds to our company of $442,754; and

       o the exercise on March 31, 2000 on warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share, resulting in gross proceeds to our company of $1,500,000.

  .  Cash Position and Sources And Uses Of Cash

     Our cash position as of March 31, 2000 was $9,375,858, as compared to $9,068,723 as of December 31, 1999. Our cash position as of March 31, 1999 was $4,410,835, as compared to

     $4,713,822 as of December 31, 1998. The bulk of our cash is maintained in a United States government and government-backed securities money-market account.

     The $307,135 increase in our cash position as of March 31, 2000 as compared to December 31, 1999 was attributable to $1,632,140 in cash raised through financing activities, partially offset by $880,120 in cash used in operating activities, $436,183 in cash used in investing activities, and a $8,702 comprehensive loss due to the effect of exchange rate changes. The $302,987 decrease in our cash position as of March 31, 1999 as compared to December 31, 1998 was attributable to $297,948 in cash used in operating activities and $69,610 in cash used in investing activities, partially offset by $46,851 in cash raised through financing activities and a $17,720 comprehensive gain due to the effect of exchange rate changes.

     Our operating activities required cash in the amount of $880,120 for the first three months of fiscal 2000, as compared to cash requirements of $297,948 for the first three months of fiscal 1999. The $880,120 in cash used in operating activities for the first three months of fiscal 2000 reflected our net loss of $490,898 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $297,948 in cash used in operating activities for the first three months of fiscal 1999 reflected our net loss of $305,008 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

     We raised $1,632,140 in cash from financing activities for the first three months of fiscal 2000, as compared to $46,851 in cash raised from financing activities for the first three months of fiscal 1999. The $1,632,140 in cash raised through financing activities for the first three months of fiscal 2000 was comprised of $1,500,000 in gross proceeds from the exercise of warrants and $132,140 in gross proceeds from the exercise of employee stock options. The $46,851 in cash raised through financing activities for the first three months of fiscal 2000 consisted of the gross proceeds from the exercise of employee stock options

     We used cash in the amount of $436,183 for investing activities for the first three months of fiscal 2000, as compared to $69,610 in cash used for investing activities for the first three months of fiscal 1999. The principal use of cash for the first three months of fiscal 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($331,528) and to acquire property, equipment and computer software ($105,496). The principal use of cash for the first three months of fiscal 1999 was to acquire property, equipment and computer software ($70,516).

Other Matters

Foreign Exchange Fluctuations

We recorded a $8,702 foreign currency translation loss for the first three months of fiscal 2000 as a comprehensive loss item on our statements of loss and stockholders' equity (deficit) in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first three months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

Year 2000 Compliance

During fiscal 1999 we reviewed our internal computer systems and software products for Year 2000 problems, and found them to be generally Year 2000 compliant, and have had no Year 2000 complications as of the date of this report.

Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition

Readers are urged to carefully review and consider the various uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this report, may affect our future results of operations or financial condition and an investment in our securities. These uncertainties and risks should also be considered in context with the various disclosures concerning our company and our business and uncertainties and risks that may affect our future results of operations or financial condition made in other reports we periodically file with the Securities and Exchange Commission, including the following fillings which we incorporate by reference into this report:

  .  our annual report on Form 10-K for the fiscal year ended December 31, 1999,

  . any quarterly reports on Form 10-Q we may filed during the remainder of fiscal 2000, and

  .  any current reports on Form 8-K we may file.

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

  . We Are A Development Stage Enterprise Which Has Accumulated Losses Since Our Inception, And We Anticipate That We Will Continue To Incur Operating Losses For The Near Future

     We are a developmental stage enterprise since we have not received any oil or gas revenues to date, and have, as a consequence of our lack of revenues, incurred a cumulative net loss (before comprehensive losses) in the amount of $4,585,814 from our inception in October 1995 through March 31, 2000. Our ability to generate revenues and profits will depend primarily upon the successful implementation of our business plan, which is dependent at this point in time upon one or more of our joint venture partners successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects we identify. We do not anticipate that we will receive any oil or gas revenues until the third quarter of fiscal 2000, at the earliest, assuming our current contemplated drilling program is successful and there are no complications in drilling or completing the wells or tying them into a sales or gathering system. We anticipate that we will continue to incur significant losses on a month-to-month basis for at least twelve to eighteen months going forward from the date of this report, notwithstanding our receipt of oil and gas revenues based upon our internal projections, due to our significant monthly operating and research and development costs.

  .  Our Limited Operating History Could Adversely Affect Our Business

     We are a recently organized development stage enterprise with an unproven technology and a limited operating history. Our activities through the date of this report have encompassed:

       o  developing our business plan;

       o  obtaining license rights to our SFD technologies;

       o establishing administrative offices and laboratory facilities, and engaging executive, administrative, scientific, geological, geophysical, scientific, information technology and aviation personnel;

       o  developing our SFD technology to a commercial stage;

       o  acquiring joint venture partners;

       o conducting commercial SFD surveys on behalf of our joint venture partners; and

       o successfully drilling oil and gas wells identified through our SFD technology.

       We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using new and unproven technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and operating results.

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

     Our future success is dependent upon our ability, through utilization of our SFD technology, to locate commercially viable hydrocarbon accumulations for development by our joint venture partners. Based on our business plan, we will be dependent on:

       o  the efficacy of our SFD technology in locating SFD Prospects; and

       o the cooperation of, and capital investment by, of our joint venture partners in exploiting these prospects.

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

  . We Are Reliant Upon Our Joint Venture Partners For Opportunities To Participate In Exploration Prospects

     We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects, through overriding royalties or equity participation on a working interest basis from producing SFD Prospects. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our joint venture partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our joint venture partners as the project operator, in accordance with the applicable agreements between our company and the joint venture partners. These factors include:

       o the selection and approval of prospects for lease/acquisition and exploratory drilling;

       o  obtaining favorable leases and required permitting for projects;

       o the availability of capital resources of the joint venture partner for land acquisition and drilling expenditures;

       o the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and gas; and

       o  the timing and amount of distributions from the production.

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

  . Volatility Of Oil And Natural Gas Prices Could Have A Material Adverse Effect On Our Business

     It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including:

       o relatively minor changes in the supply and demand for oil and natural gas,

       o  economic, political and regulatory developments, and

       o  competition from other sources of energy.

     Any extended or substantial decline in oil and gas prices would have a material adverse effect on:

       o our ability to negotiate favorable joint ventures with viable industry participants;

       o the volume of oil and gas that could be economically produced by the joint ventures in which we participate;

       o  our cash flow; and

       o  our access to capital.

     We do not currently intend to engage in hedging activities, and may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. Our business, results of operations and financial condition would be materially and adversely affected by adverse changes in prevailing oil and gas prices. See
     Part I, Item 3, of this report captioned "Quantitative And Qualitative Disclosures About Market Risk," for additional discussion of market risks relating to oil and gas price fluctuations.

  . The Intense Competition That Is Prevalent In The Oil And Gas Industry Could Have A Material Adverse Effect On Our Business

     We compete directly with independent, technology-driven exploration and service companies, and indirectly (through our joint venture partnerships) with major and independent oil and gas companies in our exploration for and development of commercial oil and gas properties. We will experience competition from numerous oil and gas exploration competitors offering a wide variety of geological and geophysical services. Many of these competitors have substantially greater financial, technical, sales, marketing and other resources than we do, and may be able to devote greater resources to the development, promotion and sales of their services than our company. We cannot give you any assurance that our competitors will not develop exploration services that are superior to our SFD technology, or that these technologies will not achieve greater market acceptance than our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, operating results and financial condition.

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

     While we have entered into employment agreements with our senior management team, Mr. Liszicasz is not obligated--and as a result of his relationships with Momentum Resources Corporation may in the future be unable--to devote his entire undivided time and effort to or for our benefit. While we currently carry a key person life insurance on Mr. Liszicasz, we do not carry any key person life insurance policies any of our other executive officers.

     Our success also depends, to a lesser extent, on the continued efforts of our geological interpretive and research and development teams, which are composed of a small number of individuals. While there are professionals who could replace these individuals, none of these professionals have any theoretical or working knowledge of how to interpret SFD Data or how our SFD technology operates, and it would take a significant period of time to train any replacement personnel. Until such time as we have a fully trained complement of geological interpretive and research and development and teams, the loss of any members of these teams could adversely affect the pace at which we interpret SFD Data or effect improvements to our SFD technology, which could adversely impact our business and results of operations and financial condition.

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

  .  We May Be Unable To Effectively Manage Our Expected Growth

     Our success will depend upon the rapid expansion of our business. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

       o change, expand and improve our operating, managerial and financial systems and controls; and

       o  improve coordination between our various corporate functions.

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

  . Our Business May Be Adversely Affected By Currency Fluctuation, Regulatory, Political And Other Risks Associated with International Transactions

     We currently operate within the United States and Canada and anticipate we will also operate outside of these countries in the foreseeable future. These operations will subject us to several potential risks, including risks associated with:

       o  fluctuating exchange rates,

       o the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and

       o  political instability.

     We cannot give you any assurance that any of these risks will not have a material adverse effect upon our business. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give no you assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

  .  Impact Of Governmental and Environmental Regulation On Our Business

       o  SFD Survey Flight Operations

          The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD Data, is not subject to material governmental or environmental regulation with the exception of flight rules promulgated by the Federal Aviation Administration and Transport Canada governing the use of private aircraft, including rules relating to low altitude flights.

       o  Oil And Gas Exploration And Development Projects

          The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States and federal and provincial governments in Canada. In particular, oil and gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations generally are intended to prevent waste of oil and natural gas; protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production, and control contamination of the environment. Environmental regulations affect our operations on a daily basis. Public interest in the protection of the environment has increased dramatically in recent years. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend of more expansive and stricter environmental legislation and regulations will continue.

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

  .  Impact Of Operating Hazards On Our Business

       o  SFD Survey Flight Operations

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

       o  Oil And Gas Exploration And Development Projects

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

  .  Two Of Our Principal Stockholders Control Our Company

     Messrs. George Liszicasz and R. Dirk Stinson, our two principal stockholders and two of our directors, beneficially own over two-thirds of our common stock, and will therefore have the power, as a group, to elect a majority of our Board of Directors. Our Board, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

       o  our business expansion or acquisition policies;

       o whether we should raise additional capital through financing or equity sources, and in what amounts;

       o whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts;

       o whether we should sell all or a substantial portion of our assets, our should merge or consolidate with another corporation; and

       o transactions which may cause or prevent a change in control or the winding up and dissolution of our company.

     An investment in our common stock will entail entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

  . There Is An Inherent Conflict In Interest Arising As a Result Of the Relationship Between Our Two Principal Stockholders And The Licensor Of Our SFD Technology

     Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources Corporation, which has granted us an exclusive license to identifying oil and natural gas prospects using the SFD Data while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. Although Mr. Liszicasz has entered into an employment agreement with us he is not obligated, and as a result of his relationships with Momentum may in the future not be able, to devote his entire undivided time and effort to or for our benefit. As a result of the foregoing relationships, certain conflicts of interests between our company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise, including the following:

       o Mr. Liszicasz's potential inability to devote his undivided time and attention to our affairs; and

       o the proper exercise by Messrs. Liszicasz or Stinson of their fiduciary duties on our behalf as directors and controlling stockholders of our company in connection with any matters concerning Momentum such as, by way of example and not limitation:

            . disputes regarding the validity, scope or duration of the SFD Technology License;

            .  the exploitation of corporate opportunities;

            .  rights to proprietary property and information;

            .  maintenance of confidential information as between entities; and

            .  potential competition between our company and Momentum.

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

Our Statements About Anticipated Events Or Future Trends May Prove To Be Inaccurate

In this report we have made a number of statements, which we refer to as "forward-looking statements," generally relating to our expectations or speculations as to future events and our observations as to trends and factors that may impact our future operating results. You can generally identify any forward-looking statements contained in this report through words such as "anticipate," "believe," "estimate," "expect," "budget" and "project" and similar expressions. Forward-looking statements that contained in this report, for example, include statements relating to:

  . the amount and character of future oil and gas revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained in that section in Part I, Item 2 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Overview;" and Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements;"

  . the amount and character of expenses we may incur, and the timing of these expenditures including, by way of example and not limitation, those statements contained in those sections in Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations--Expectations Relative To Future Expense Levels;" and

  . the amount and composition of our capital expense budget, and the timing of these capital outlays including, by way of example and not limitation, those statements contained in those sections in Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations--Expectations Relative To Future Expense Levels."

Whenever you read any forward looking statement contained in this report, you should be aware of and take into consideration that:

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

       o changes in our business plan and corporate strategies or that of our joint venture partners;

       o delays in our ability to conduct and complete SFD surveys or interpret SFD Data,

       o delays on the part of our joint venture partners in planning SFD survey activities, in conducting geologic and geophysical evaluations of recommended anomalies, in acquiring drilling rights, in conducting exploratory drilling activities and completing wells, and in connecting producing wells to pipelines and other production infrastructure; or

       o the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Part I,
          Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk;" and

  . the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange, including our annual report on Form 10-K for our fiscal year ended December 31, 1999.

As a consequence of the forgoing factors, you are cautioned not to put undue reliance on any forward-looking statement contained in this report.

We are not obligated to update or revise any forward looking statement contained in this report to reflect new events or circumstances except to the extent required by law. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934, which establishes a safe-harbor from private actions for forward-looking statements as defined by Section 21E.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices (See Item I, Item 2, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since our prospective royalty revenues will be tied to the price at which our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a corresponding 1% increase or decrease in our oil or gas royalties). Should we elect a working interest in lieu of a royalty interest, our working interest revenue base would be similarly affected, except that this affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in our working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

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

Interest Rate Fluctuations

We currently maintain the bulk of our available cash in money-market accounts maintained in U.S. dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

                           ITEM II  OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report, there are no material legal proceedings pending or, to the knowledge of our management, contemplated or threatened, to which to our company or properties are or may become a party. As of the date of this report, there are, to the knowledge of our management, no material proceedings to which any director, officer of affiliate of our company is a party adverse to our company or has a material interest adverse to our company.

Item 2.  Changes In Securities And Use Of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits

4.1  2000 Pinnacle Oil International, Inc.
     Directors' Stock Plan

4.2 Form of Stock Option Certificate for grants to directors under the 2001 Pinnacle Oil International, Inc. Stock Plan

4.3 Lease Amending Agreement - Expansion of Premises dated May 11, 2000 between Pinnacle Oil International, Inc. and O & Y Properties, Inc.

4.4 Aircraft Purchase Agreement dated March 20, 2000 between Pinnacle Oil Inc. and Winair Winkler

27 - Financial Data Table

Reports on Form 8--K

None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10--Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 12th day of May, 2000.


                                     Pinnacle Oil International, Inc.


                                     By:   /s/ George Liszicasz
                                         ---------------------------------------
                                           George Liszicasz
                                           Chief Executive Officer
                                           (principal executive officer)


                                     By:   /s/ Daniel C. Topolinsky
                                         ---------------------------------------
                                           Daniel C. Topolinsky
                                           President and Chief Operating Officer
                                           (principal executive officer)


                                     By:   /s/ John M. Woodbury, Jr.
                                         ---------------------------------------
                                           John M. Woodbury, Jr.,
                                           Chief Financial Officer
                                           (principal accounting officer)