Form 10-K/A
period 1999-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2000-07-28
CIK 1009922

     As filed with the Securities and Exchange Commission on July 28, 2000

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                _______________

                                  FORM 10-K/A

                                Amendment No. 1
                                _______________

[X]  Annual

     For the fiscal year ended December 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

Commission file number: 0--24027

                        ENERGY EXPLORATION TECHNOLOGIES
            (Exact name of registrant as specified in its charter)

                Nevada                                  61-1126904
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

Suite 700 Phoenix Place, 840-7/th/ Avenue, S.W., Calgary, Alberta, Canada T2P
                                      3G2
              (Address of principal executive offices) (Zip Code)

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

================================================================================

                             Purpose Of Amendment

We are filing this amendment to our annual report on Form 10-K in order to appropriately revise the document to reflect the recent change in our name from "Pinnacle Oil International, Inc." to "Energy Exploration Technologies", and the contemporaneous change of our trading symbol from "PSFD" to "ENXT".

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

With the exception of information relating to our corporate name change, the information set forth in Item 1 of this annual report, captioned "Business," is current as of April 14, 2000, unless an earlier or later date is indicated in such section. The information set forth in the sections of this annual report other than Item 1 is current as of December 31, 1999, unless an earlier or later date is indicated in those sections.

All references to "dollars" in this prospectus refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to rates of exchange and currency conversion, see note 2(l) to our consolidated financial statements.

                                    Part I

Item 1.   Business

Overview

Energy Exploration Technologies ("we," "our company" or "NXT") is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We are a publicly traded company whose common stock trades over-the-counter on the NASD Electronic Bulletin Board under the symbol "ENXT." Our principal executive offices are located at Suite 700, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, Canada T2P 3G2, and our telephone number is (403) 264-7020.

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

Our Corporate History

We were initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation." In January 1996, we acquired all of the common stock of Pinnacle Oil Inc., a Nevada corporation, from its stockholders in exchange for our common stock. As a consequence of this reverse acquisition, Pinnacle Oil Inc. became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock. Prior to this transaction we were a corporate shell conducting no active business, and Pinnacle Oil Inc. was a development stage research and development enterprise holding world-wide rights to use what is now our SFD technology for hydrocarbon exploration purposes. Immediately after this transaction we changed our name to "Pinnacle Oil International, Inc.," and subsequent to that, on June 13, 2000, changed our name to Energy Exploration Technologies.

We have two wholly owned subsidiaries, NXT Energy USA Inc. (formerly known as Pinnacle Oil Inc.) which we acquired as a result of the reverse acquisition described above, and NXT Energy Canada Inc. NXT Energy USA Inc., which is referred to in this annual report as "NXT USA," was incorporated under the laws of the State of Nevada on October 20, 1995 under the name Pinnacle Oil Inc. and subsequently changed its name to that presently used on June 16, 2000. NXT Energy Canada Inc., which is referred to in this annual report as "NXT Canada," was incorporated under the federal laws of Canada on April 1, 1997 under the name "Pinnacle Oil Canada, Inc.," and subsequently changed its name to that presently used on June 16, 2000.

Status Of Our Exploration Efforts

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries. Our first subsidiary, NXT USA, focuses on United States-based exploration, while our second subsidiary, NXT Canada, focuses on Canadian-based exploration. Pinnacle, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

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

 . nine prospects have been rejected by our joint venture partners and have either reverted to NXT for our own account or will be jointly exploited by NXT and the joint venture partner pursuant to the terms of the joint venture agreement; and

 . the balance of the tendered prospects remain subject to acceptance pending completion of geological and geophysical evaluation, land acquisition or other considerations.

Of the 25 prospects that have been accepted by our joint venture partners:

 . One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled directionally to an unknown bottom hole target, evaluated, and abandoned as being uneconomic. NXT Canada elected a royalty interest through Encal with respect to this prospect.

 . One exploration well spudded in September 1999 by a third-party operator at our Leucite Hills South prospect in Wyoming, was drilled, cased and completed in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded by CamWest in October 1999 at our Poblano prospect in Wyoming, was drilled, cased and completed in January 2000 as a natural gas discovery, and production will commence upon completion of a twelve-mile pipeline that will tie the well into a sales system. CamWest spudded a step-out exploratory well on this prospect in March 2000, which is still in the process of being drilled as of the date of this annual report. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded by a third-party operator in October 1999 at our Poblano South prospect in Wyoming, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

 . One exploration well spudded in December 2000 by Encal at our Carbon prospect in southern Alberta, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. NXT Canada elected an overriding royalty interest with respect to this prospect.

 . One exploration well spudded in March 2000 by Encal at our Monarch prospect in southern Alberta. This well is currently cased and awaiting completion. NXT Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

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

The terms of our license are governed by a Restated Technology Agreement which was entered into on August 1, 1996 by NXT, NXT USA and Momentum, and subsequently amended on April 3, 1998. Momentum is a Bahamas corporation which is indirectly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties to the SFD Technology License. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest stockholder and the Chief Executive Officer and a director of our company. Mr. Stinson is our second largest stockholder and one of our directors.

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

Item 2.   Properties

Leased Premises

Our principal executive office space consists of 13,325 square feet located at Suite 700, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, T2P 3G2, which we have leased for a five-year term extending through January 31, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease as of the date of this annual report is Cdn. $21,862 per month, which translates into U.S. $15,015 per month based upon the closing conversion rate as of December 31, 1999. We have the option under our lease, at the expiration of the five year term, to renew the lease if we have had no defaults under the lease. We believe that these facilities are adequate for our needs for the near future. We also maintain hangar facilities for our survey aircraft which we rent on a monthly basis, as well as executive office facilities in Las Vegas, Nevada, for United States operational requirements which we rent on a quarterly basis.

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

Summarized below is information relating to the exploratory wells in which we have or had either a working interest or an overriding royalty interest in the United States or Canada that have been spudded, drilled or completed as of December 31, 1999 and as of the date of this annual report:

  .  Exploratory Wells Drilled In The United States

       .  Leucite Hills South Prospect

          In September 1999, we elected through NXT USA to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. As a consequence of that election, we acquired a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in the original earning section, which we refer to as our "Leucite Hills South" prospect.

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

       .  Poblano Prospect

          In October 1999, we elected through NXT USA to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. As a consequence of that election, we acquired a combination 16.875% overall working interest and a 2.49% overall net overriding royalty interest on the exploration block, which we refer to as our "Poblano" prospect.

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

       .  Poblano South Prospect

          In October 1999, we elected through NXT USA to participate on a working interest basis with CamWest in drilling an exploration well on a ten square mile prospect in the Green River Basin in Sublette County, Wyoming. This exploratory block adjoins our Poblano exploratory block. As a consequence of that election, we acquired a combination 5.625% overall working interest and a 0.8% overall net overriding royalty interest on the exploration block, which we refer to as our "Poblano South" prospect.

          The exploratory well, which was spudded in October 1999, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. The potential estimated or proven reserves of the reservoir has not been ascertained.

  .  Exploratory Wells Drilled In Canada

       .  Shoal Point Prospect

          One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled, evaluated and determined to be a dry hole. NXT Canada elected a royalty interest through Encal with respect to this prospect. Due to the expiration of the underlying mineral lease, we do not believe that Encal has any current working interest in this prospect at this date.

       .  Carbon Prospect

          In December 1999, we elected through NXT Canada, to accept an overriding royalty interest from Encal with respect to an exploration well it would drill in southern Alberta. As a consequence of this election, we acquired a 2.5% overall overriding royalty interest on the exploration block, which we refer to as our "Carbon" prospect.

          The exploratory well, which was spudded in December 1999, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. The potential estimated or proven reserves of the reservoir has not been ascertained.

       .  Monarch Prospect

          In November 1999, we elected through NXT Canada, to participate on a working interest basis with Encal in drilling an exploration well on an SFD Prospect in southern Alberta. As a consequence of that election, we acquired a combination 22.5% overall working interest and a 3.1% overall net overriding royalty interest on lands Encal acquired in the exploration block, which we refer to as our "Monarch" prospect. The exploratory well was spudded in March 2000, and is currently cased and awaiting completion.

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

                                    Part II
                                    -------

Item 5. Market Price Of And Dividends On Our Common Stock And Related Stockholder Matters

Market Information

Our common stock trades over-the-counter on the NASD OTC Bulletin Board under the trading symbol "ENXT." The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common stock on the NASD OTC Bulletin Board for our three most recent fiscal years ended December 31, 1999. You should note that we changed our symbol from "PSFD" to "ENXT" effective June 16, 2000, following the change in our corporate name.

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

Overview

We are a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, NXT USA which focuses on United States-based exploration, and NXT Canada which focuses on Canadian-based exploration. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

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

As of December 31, 1999 and the date of this annual report:

  . One exploration well spudded in early 1999 by a third-party operator at Shoal Point, Newfoundland, was drilled, evaluated and determined to be a dry hole. NXT Canada elected a royalty interest through Encal with respect to this prospect.

  . One exploration well in September 1999 by at third-party operator at our Leucite Hills South prospect in Wyoming, was drilled, cased and completed in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded by CamWest in October 1999 at our Poblano prospect in Wyoming, was drilled, cased and completed in January 2000 as a natural gas discovery, and production will commence upon completion of a twelve-mile pipeline that will tie the well into a sales system. CamWest spudded a step-out exploratory well on this prospect in March 2000, which is still in the process of being drilled as of the date of this annual report. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded by at third-party operator in October 1999 at our Poblano South prospect in Wyoming, was drilled, cased and completed in January 2000. This well has been shut-in by the operator pending further evaluation of its completion program. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

  . One exploration well spudded in December 1999 in southern Alberta by Encal at our Carbon prospect in southern Alberta, was drilled, cased and completed in January 2000 as a natural gas discovery. This well is currently suspended pending further completion activity by the operator. NXT Canada elected an overriding royalty interest with respect to this prospect.

  . One exploration well spudded in March 2000 by Encal at our Monarch prospect in southern Alberta. This well is currently cased and is awaiting completion. NXT Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

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

Liquidity And Capital Resources

  .  Sources of Cash

     Our cash flow requirements from our inception as NXT USA (October 20, 1995) through December 31, 1999 were funded principally from:

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

  . The Observations, Beliefs And Opinions Expressed In This Annual Report Relating To The Scientific Basis And Principles Of Our SFD Technology Represent Those Of NXT Alone

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

       2.1 Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation (1)

       2.2 Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation (1)

       2.3 Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc. (1)

       3.1 Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994 (1)

       3.2 Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996 (1)

       3.3 Certificate of Amendment of Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998 (1)

       3.4 Certificate of Amendment of Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000

       3.5      Amended Bylaws for Pinnacle Oil International, Inc. (1)

       4.1 Pinnacle Oil International Inc. specimen common stock certificate (1)

       4.2 Pinnacle Oil International Inc. specimen series A preferred stock certificate (1)

       4.3 Energy Exploration Technologies specimen common stock certificate

       4.4 Form of Non-Qualified Stock Option Agreement for grants to directors (1)

       4.5      1997 Pinnacle Oil International, Inc. Stock Plan (1)

       4.6 Form of Incentive Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan (3)

       4.7 Warrant certificate for 200,000 common shares issued to SFD Investment LLC (1)

       4.8      1999 Pinnacle Oil International, Inc. Executive Stock Option
                Plan (4)

       4.9 Form of Stock Option Certificate for grants to employees under the 1999 Pinnacle Oil International, Inc. Executive Stock Option Plan (4)

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

         10.26 Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC (1)

         10.27 Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director (1)

         10.28 Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997 (1)

         10.29 Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr. (2)

         10.30 Assignment of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999 (5)

         10.31    Settlement Agreement dated April 27, 1999 (5)

         10.32 Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky. (5)

         10.33    Employment Agreement dated July 1, 1999 with James R. Ehrets.
                  (5)

         21.      List of significant subsidiaries (5)

         23.      Consent of Independent Auditors--Deloitte & Touche LLP

         24.      Powers of Attorney (5)

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

            (2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998

            (3) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1998 as filed on March 31, 1999

            (4) Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on October 18, 1999

            (5) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1999 as filed on April 17, 2000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment No. 1 to annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2000.

  Calgary, Alberta, Canada

                              ENERGY EXPLORATION TECHNOLOGIES


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment No. 1 to annual report on form 10-K has been signed below by the following persons on behalf of the registrant on July 21, 2000, and in the capacities indicated.

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


                       Energy Exploration Technologies

                                   (A Development Stage Enterprise)

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors and Shareholders of Energy Exploration Technologies

We have audited the accompanying Consolidated Balance Sheets of Energy Exploration Technologies, a development stage enterprise formerly known as Pinnacle Oil International, as of December 31, 1999 and 1998, and the related Consolidated Statements Of Loss And Comprehensive Loss, Shareholders' Equity (Deficit) and Cash Flows for each of the three years in the period ended December 31, 1999, and for the period from October 20, 1995 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated March 15, 1997, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing matters that raised a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996 reflect a net loss of $529,274 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts involved for such prior period, is based solely on the report of such other auditors.

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



                                                       /s/ Deloitte & Touche LLP


Chartered Accountants
Calgary, Alberta, Canada
February 18, 2000, except for
note 17 which is dated
April 4, 2000

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

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
                                                                                     ===========           ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

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

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

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

                          [continued on next page]

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

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
                                                       ==========    ===========   ===========

               The accompanying notes to consolidated financial
             statements are an integral part of these consolidated
                      statements of shareholders' equity

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

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
                                                            ============    =================    ===========   =============

    Supplemental Disclosure Of Non-Cash Investing And Financing Activities

On February 1, 1998, NXT satisfied $1,000,000 in principal and $120,000 in accrued interest with respect to funds borrowed from an affiliate through the exercise of its right to convert the underlying notes into 411,764 shares of common stock. See note 8.

                    The accompanying notes to consolidated
                   financial statements are an integral part
                 of these consolidated statements of cash flows

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.   Organization And Operations

     (a)  Our Company

          Energy Exploration Technologies ("we," "our company" or "NXT"), a development stage enterprise, was incorporated under the laws of the State of Nevada on September 27, 1994, under the name "Auric Mining Corporation." We subsequently changed our name to Pinnacle Oil International, Inc. on February 23, 1996, and to our current name on June 13, 2000

          We have two wholly owned subsidiaries, NXT Energy USA Inc. ("NXT USA"), which was incorporated under the laws of the State of Nevada on October 20, 1995 under the name "Pinnacle Oil Inc." and subsequently changed its name to that presently used on June 16, 2000, and NXT Energy Canada Inc. ("NXT Canada"), which was incorporated under the federal laws of Canada on April 1, 1997 under the name "Pinnacle Oil Canada, Inc." and subsequently changed its name to that presently used on June 19, 2000.

     (b)  Our Business

          We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries, NXT USA which focuses on United States-based exploration, and NXT Canada, which focuses on Canadian-based exploration. NXT in turn, focuses on research and development efforts to improve the efficacy of our SFD Survey System.

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

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     (b)  Consolidation

          We have consolidated the accounts of our wholly owned subsidiaries with those of NXT in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst NXT and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

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

                       PINNACLE OIL INTERNATIONAL, INC.
                       (A Development Stage Enterprise)

                  Notes To Consolidated Financial Statements
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.   Reverse Acquisition

     We acquired what is now our wholly-owned subsidiary, NXT USA (then known as Pinnacle U.S.), on January 20, 1996, in a transaction accounted for as a "reverse acquisition". This acquisition was effected through the issuance of 10,090,675 common shares of NXT (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares at that date, in exchange for all of the outstanding shares of NXT USA. As a result of the application of the noted accounting principles governing reverse acquisitions, NXT USA (and not NXT) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

     We have accounted for the NXT USA acquisition as an issuance of stock by NXT USA in exchange for the tangible net assets of NXT valued at fair value, which approximate historical costs. As a result, our consolidated statements of loss and shareholders' equity (deficit) included in these consolidated financial statements are deemed to be a continuation of NXT USA financial statements, and therefore reflect:

       . NXT USA operations from the date of its formation (October 20, 1995) through the effective date of the reverse acquisition (January 20, 1996); and

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

       .   NXT USA entered into a joint venture agreement, and

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

       . The 1997 Energy Exploration Technologies Stock Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants; and

       . The 1999 Energy Technologies Technologies Executive Option Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options.

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


14.  Related Party Transactions

     Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for our three fiscal years ended December 31, 1999:

                                                                                         December 31,
                                                                             ------------------------------------
                                                                                1999         1998          1997
                                                                             ---------     --------      --------
        Collective legal fees accrued to two law firms in 1999, and three law firms in 1998 and 1997, with partners who were also
           directors of NXT or NXT Canada.................................   $ 28,147     $142,131      $322,769


        Collective wages, fees and benefits paid to three executive officers of NXT in 1999, and two executive officers of NXT in 1998 and
           1997, who were also directors of NXT...........................     491,021      240,000       165,101

        Accounts payable due to executive officers........................         --            --        12,167

        Accounts receivable due from executive officers...................       1,565        1,335            --

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

     (b)  Options (see note 11)

          On February 15, 2000, we created the 2000 Energy Exploration Technologies Directors' Stock Plan, pursuant to which we reserved 400,000 shares of our common stock for the purpose of granting awards or stock grants to current or prospective directors. Also on February 15, 2000, we granted 15,000 non-qualified options under the 2000 Energy Exploration Technologies. Directors' Stock Plan to our five outside independent directors as compensation for their services as members of our Board of Directors for the next three years. The purchase price for these options were fixed at $28.75 per share, reflecting the closing trading price of our common stock as of the date of grant. These options vest in equal increments on the first through third anniversary dates of the date of grant, respectively, based upon continued provision of services as a director, and lapse, if unexercised, five years after the vesting date, unless the optionee's status as a director is terminated, in which case they lapse two years from date of vesting.

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