Form 10-Q
period 2000-06-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2000-08-14
CIK 1009922

    As filed with the Securities and Exchange Commission on August 14, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10--Q
                               -----------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000; OR

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

        13,094,216 shares of common stock, par value $0.001 per share, as of August 13, 2000

================================================================================

                        ENERGY EXPLORATION TECHNOLOGIES
                        QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION..................................................    1
ITEM 1.   FINANCIAL STATEMENTS...................................................    1
          CONSOLIDATED BALANCE SHEETS............................................    1
          CONSOLIDATED STATEMENTS OF LOSS........................................    2
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)...............    3
          CONSOLIDATED STATEMENTS OF CASH FLOWS..................................    5
          NOTES TO FINANCIAL STATEMENTS..........................................    6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..................................................   16
          GENERAL................................................................   16
          OVERVIEW...............................................................   16
          CAPITAL REQUIREMENTS...................................................   19
          RESULTS OF OPERATIONS..................................................   20
          LIQUIDITY AND CAPITAL RESOURCES........................................   21
          OTHER MATTERS..........................................................   23
          UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND
          FINANCIAL CONDITION....................................................   23
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............   34
          OIL AND GAS PRICE FLUCTUATIONS.........................................   34
          CURRENCY FLUCTUATIONS..................................................   35
          INTEREST RATE FLUCTUATIONS.............................................   35
ITEM II   OTHER INFORMATION......................................................   36
ITEM 1.   LEGAL PROCEEDINGS......................................................   36
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..............................   36
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................................   36
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................   36
ITEM 5.   OTHER INFORMATION......................................................   36
ITEM 6.   EXHIBITS...............................................................   36
          REPORTS ON FORM 8--K...................................................   36

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
d
                        ENERGY EXPLORATION TECHNOLOGIES
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      As of
                                                                                        ----------------------------------
                                                                                          June 30,            December 31,
                                                                                            2000                  1999
                                                                                        -----------           ------------
                                    ASSETS

Current assets:
 Cash and cash equivalents...................................................           $ 5,393,719           $ 9,068,723
 Accounts receivable.........................................................               551,906               101,731
 Due from officers and employees.............................................                   322                 3,219
 Prepaid expenses and other..................................................               106,453                85,343
                                                                                        -----------           -----------
  Total current assets.......................................................             6,052,400             9,259,016

Note receivable from officer [note 4]........................................                35,716                34,550

Unproved oil and natural gas properties [notes 2(g) and 5]...................             2,087,578               775,159

Other property and equipment, net of accumulated depreciation and amortization of $507,991 and $292,363, respectively [notes 2(h)
 and 6]......................................................................             3,761,754               661,201
                                                                                        -----------           -----------

    Total assets.............................................................           $11,937,448           $10,729,926
                                                                                        ===========           ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade payables..............................................................           $   166,590           $    32,716
 Wages and employee benefits payable.........................................               136,596               132,685
 Accrued oil and natural gas property costs..................................               742,731               382,386
 Other accrued liabilities...................................................                    --                54,534
                                                                                        -----------           -----------
  Total current liabilities..................................................             1,045,917               602,321

Shareholders' equity:
 Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share:
  800,000 shares authorized; and 800,000 shares issued as of
  June 30, 2000 and December 31, 1999 [note 8]...............................                   800                   800
 Common stock, par value $0.001 per share:
  50,000,000 shares authorized;
  13,085,016 shares issued as of June 30, 2000;
  12,856,816 shares issued as of December 31, 1999 [note 7]..................                13,085                12,857
 Warrants [notes 8 and 9]....................................................                    --             1,132,000
 Additional paid-in capital..................................................            19,303,954            16,330,692
 Deficit accumulated during the development stage............................            (8,382,148)           (7,319,341)
 Accumulated other comprehensive loss........................................               (44,160)              (29,403)
                                                                                        -----------           -----------
  Total shareholders' equity.................................................            10,891,531            10,127,605
                                                                                        -----------           -----------

    Total liabilities and shareholders' equity...............................           $11,937,448           $10,729,926
                                                                                        ===========           ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                       October 20,
                                                             Three months ended              Six months ended             1995
                                                                  June 30,                        June 30,           (inception) to
                                                       -----------------------------    --------------------------    June 30, 2000
                                                           2000             1999            2000           1999       (cumulative)
                                                       -----------      ------------    ------------   -----------    -------------
Operating expenses:
 Administrative.....................................   $   398,854      $   323,023     $   726,538     $   519,893    $ 3,988,900
 Amortization and depreciation [note 2(h)]..........       145,650           26,390         219,671          71,816        513,665
 Research and development [note 2(i)]...............       104,584           47,809         169,225          49,114        703,626
 Survey support [note 2(j)].........................        23,925           24,233         107,974         116,631        709,953
 Survey operations and data analysis [note 2(k)]             1,609          (13,935)         54,942           5,930        115,322
 Write-down of assets...............................            --               --              --              --         17,662
                                                       -----------      -----------     -----------     -----------    -----------
   Total operating expenses.........................      (674,622)        (407,520)     (1,278,350)       (763,384)    (6,049,128)

Operating loss......................................      (674,622)        (407,520)     (1,278,350)       (763,384)    (6,049,128)

Other income (expense):
 Interest cost on promissory notes..................            --               --              --              --       (124,299)
 Interest income....................................       102,713           77,259         215,543         128,115        838,973
 Other income.......................................            --               60              --              60         19,231
 Settlement of damages..............................            --               --              --              --        157,500
                                                       -----------      -----------     -----------     -----------    -----------
   Total other income (expenses)....................       102,713           77,319         215,543         128,175        891,405

Net loss for the period.............................      (571,909)        (330,201)     (1,062,807)       (635,209)    (5,157,723)

Other comprehensive loss:
 Foreign currency translation adjustments...........        (6,055)         (94,736)        (14,757)        (77,016)       (44,160)
                                                       -----------      -----------     -----------     -----------    -----------
Comprehensive loss for the period...................   $  (577,964)     $  (424,937)    $(1,077,564)    $  (712,225)   $(5,201,883)
                                                       ===========      ===========     ===========     ===========    ===========

Basic and diluted loss per share [note 2(m)]........   $     (0.04)     $     (0.04)    $    (0.08)     $     (0.06)
                                                       ===========      ===========     ===========     ===========

Weighted average shares outstanding.................    12,969,289       12,465,657      12,969,289      12,465,657
                                                       ===========      ===========     ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss

                        ENERGY EXPLORATION TECHNOLOGIES
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                    Accumulated                          Series "A"                                       Deficit
                                       Other                            Convertible      Common Stock                   Accumulated
                                      Compre-        Common Stock     Preferred Stock     Warrants          Additional   During the
                                      hensive    -------------------  ---------------  -----------------      Paid-in    Development
                                       Loss         Shares    Amount   Shares  Amount   Number   Amount       Capital       Stage
                                    -----------  ----------  -------  -------  ------  ------- ----------  -----------  -----------
1995:
Issued at inception for cash
 at $0.001 per share on
 October 20, 1995..................    $ --       5,000,000  $ 5,000       --   $ --        -- $       --  $        --  $        --
Net loss for fiscal 1995...........      --              --       --       --     --        --         --           --      (53,696)
Net other comprehensive
 loss for fiscal 1995..............      --              --       --       --     --        --         --           --           --
                                       ----      ----------  -------  -------   ----   ------- ----------  -----------  -----------
  Balance -- December 31, 1995.....      --       5,000,000    5,000       --     --        --         --           --      (53,696)

1996:
Issued on reverse acquisition
 on January 30, 1996...............      --       5,968,281    5,968       --     --        --         --       (5,968)          --
Issued for cash at $1 per share
 on May 29, 1996...................      --         975,000      975       --     --        --         --      967,775           --
Net loss for fiscal 1996...........      --              --       --       --     --        --         --           --     (475,578)
Net other comprehensive loss
 for fiscal 1996...................      --              --       --       --     --        --         --           --           --
                                       ----      ----------  -------  -------   ----   ------- ----------  -----------  -----------
  Balance -- December 31, 1996.....      --      11,943,281   11,943       --     --        --         --      961,807     (529,274)

1997:
Issued for services at $2.31 1/2
 per share on July 1, 1997.........      --          71,938       72       --     --        --         --      166,469           --
Net loss for fiscal 1997...........      --              --       --       --     --        --         --           --     (913,321)
Net other comprehensive loss
 for fiscal 1997...................      --              --       --       --     --        --         --           --           --
                                       ----      ----------  -------  -------   ----   ------- ----------  -----------  -----------
  Balance -- December 31, 1997.....      --      12,015,219   12,015       --     --        --         --    1,128,276   (1,442,595)

1998:
Issued on conversion of promissory
 notes at $2.72 per share on
 February 1, 1998 (1), net of
 issuance costs....................      --         411,764      412       --     --        --         --    1,119,588           --
Issued for cash at $7.50 per
 share on April 3, 1998............      --              --       --  800,000    800        --         --    7,792,167   (2,104,000)
Issued with series "A" preferred
 stock on April 3, 1998............      --              --       --       --     --   200,000  1,132,000           --   (1,132,000)
Net loss for fiscal 1998...........      --              --       --       --     --        --         --           --   (1,117,808)
Net other comprehensive loss
 for fiscal 1998...................      --              --       --       --     --        --         --           --           --
                                       ----      ----------  -------  -------   ----   ------- ----------  -----------  -----------
  Balance -- December 31, 1998.....    $ --      12,426,983  $12,427  800,000   $800   200,000 $1,132,000  $10,040,031  $(5,796,403)

                           [continued on next page]

                        ENERGY EXPLORATION TECHNOLOGIES
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                   Accumulated                          Series "A"                                       Deficit
                                      Other                            Convertible       Common Stock                   Accumulated
                                     Compre-        Common Stock     Preferred Stock       Warrants        Additional   During the
                                     hensive    -------------------  ---------------  ------------------     Paid-in    Development
                                      Loss         Shares    Amount   Shares  Amount   Number   Amount       Capital       Stage
                                   -----------  ----------  -------  -------  ------  -------  ----------  -----------  -----------
1999:
Issued for cash at $15 per share
 on May 17, 1999, net of
 issuance costs...................   $     --      400,000  $   400       --   $ --         -- $       --  $ 5,998,252  $        --
Options exercised for cash at
 prices between $8.12 1/2 and
 $9.50 per share during 1999......         --       35,000       35       --     --         --         --      303,979           --
Cancelled on October 14, 1999.....         --       (5,167)      (5)      --     --         --         --      (11,570)      11,575
Net loss for fiscal 1999..........         --           --       --       --     --         --         --           --   (1,534,513)
Net other comprehensive loss
 for fiscal 1999..................    (29,403)          --       --       --     --         --         --           --           --
                                     --------   ----------  -------  -------   ----   -------- ----------  -----------  -----------
Balance -- December 31, 1999......    (29,403)  12,856,816   12,857  800,000    800    200,000  1,132,000   16,330,692   (7,319,341)

2000:
Warrants exercised for cash at
 $7.50 per share on June 30,
 2000.............................         --      200,000      200       --     --   (200,000)(1,132,000)   2,631,800           --
Options exercised for cash at
 prices between $8.25 and
 $17.00 per share for the
 six months ended June 30,
 2000.............................         --       28,200       28       --     --         --         --      341,462           --
Net loss for the six months
 ended June 30, 2000..............         --           --       --       --     --         --         --           --   (1,062,807)
Net other comprehensive loss for
 the six months ended June 30,
 2000.............................    (14,757)          --       --       --     --         --         --           --           --
                                     --------   ----------  -------  -------   ----   -------- ----------  -----------  -----------
  Balance -- June 30, 2000........   $(44,160)  13,085,016  $13,085  800,000   $800         --         --  $19,303,954  $(8,382,148)
                                     ========   ==========  =======  =======   ====   ======== ==========  ===========  ===========

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------

                                                                                 Six months Ended           Oct. 20, 1995
                                                                                     June 30,              (inception) to
                                                                            ---------------------------     June 30, 2000
                                                                                2000            1999         (cumulative)
                                                                            -----------     -----------    ---------------
Operating activities:
 Net loss for the period................................................    $(1,062,807)    $  (635,209)      $(5,157,723)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of property and equipment................................        219,671          71,816           513,665
  Write-down of property and equipment..................................             --              --            17,662
  Amortization of deferred costs........................................             --          93,014           154,287
  Changes in non-cash working capital:
   Accounts receivable..................................................       (450,175)         22,526          (551,906)
   Due from officers and employees......................................          2,897           1,336              (322)
   Prepaid expenses.....................................................        (21,110)        (50,335)         (106,453)
   Trade payables.......................................................        133,874         (60,290)          166,590
   Wages and employee benefits payable..................................          3,911           7,391           136,596
   Accrued liabilities..................................................        (54,534)         10,684                --
   Deferred financing for insurance premium.............................             --              --             7,766
   Consulting costs settled by issuance of common stock.................             --              --           166,541
   Interest costs settled by issuance of common stock...................             --              --           120,000
                                                                            -----------     -----------       -----------
     Net cash used in operating activities..............................     (1,228,273)       (539,067)       (4,533,297)

Financing activities:
 Funds borrowed from affiliates.........................................             --              --         1,100,000
 Repayment of funds borrowed from affiliates............................             --              --          (100,000)
 Funds raised through the sale of common stock,
  net of issuance costs.................................................             --       5,998,652         6,972,402
 Funds raised through the sale of preferred stock
  and warrants, net of issuance costs...................................             --              --         5,688,967
 Funds raised through the exercise of options, net
  of issuance costs.....................................................        341,490          95,000           645,469
 Funds raised through the exercise of warrants, net
  of issuance costs.....................................................      1,500,000              --         1,500,000
 Repayment of deferred financing for insurance premium..................             --              --          (146,520)
                                                                            -----------     -----------       -----------
     Net cash generated by financing activities.........................      1,841,490       6,093,652        15,660,318

Investing activities:
 Funds invested in property and equipment...............................     (3,320,224)        (72,146)       (4,308,579)
 Funds Invested in oil and natural gas properties.......................     (1,312,419)             --        (2,087,578)
 Funds borrowed by an employee..........................................             --              --           (35,760)
 Repayment of funds borrowed by an employee.............................         (1,166)            761                44
 Changes in non-cash working capital:
   Accrued oil and natural gas property costs...........................        360,345              --           742,731
                                                                            -----------     -----------       -----------
     Net cash used in investing activities..............................     (4,273,464)        (71,385)       (5,689,142)

Effect of net other comprehensive loss..................................        (14,757)        (77,016)          (44,160)

Net cash inflow (outflow)...............................................     (3,675,004)      5,406,184         5,393,719

Cash position, beginning of period......................................      9,068,723       4,713,822                --
                                                                            -----------     -----------       -----------

Cash position, end of period............................................    $ 5,393,719     $10,120,006       $ 5,393,719
                                                                            ===========     ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

                        ENERGY EXPLORATION TECHNOLOGIES
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND OPERATIONS

    (a)  Our Company

         Energy Exploration Technologies ("we," "our company" or "NXT"), a development stage enterprise, was incorporated under the laws of the State of Nevada on September 27, 1994, under the name "Auric Mining Corporation." Subsequent to a reverse acquisition on February 20, 1996, we changed our name to "Pinnacle Oil International, Inc." on February 23, 1996, and then again to our current name on June 13, 2000.

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

    (b)  Our Business

         We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries, NXT USA, which focuses on United States-based exploration, and NXT Canada, which focuses on Canadian-based exploration. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD Survey System.

         Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Although we have sufficient working capital as of June 30, 2000 to fund our current level of operations for two years assuming we make minimal investments in petroleum properties, and one year assuming we make budgeted investments in petroleum properties, our ability to continue as a going concern in the longer term will nevertheless be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our production with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

2.  SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of Presentation

         We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to our financial statements included in NXT's annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

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

  (h)  Other Property and Equipment

       We carry our other capitalized property and equipment at cost. We depreciate or amortize our other capitalized property and equipment over their estimated service lives using the declining balance method as follows:

       Aircraft...........................................................   15%
       Computer equipment.................................................   30%
       Computer software..................................................  100%
       Equipment..........................................................   20%
       Furniture and fixtures.............................................   20%
       Leasehold improvements.............................................   20%
       Tools..............................................................   20%
       Vehicles...........................................................   30%

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

  (k)  Survey Operations And Data Analysis Expenditures

       We expense all survey operations and data analysis expenditures we incur, after netting costs which are reimbursable by our joint venture partners. Survey operations and data analysis expenditures consist primarily of:

       . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting costs which are reimbursable by our joint venture partners); and

       .  allocable salaries of our personnel while interpreting SFD data.

  (l)  Foreign Currency Translation

       We use the United States dollar as our reporting currency, although NXT and our subsidiaries maintain Canadian denominated accounts for some matters and also periodically engage in transactions using Canadian currency. We use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars for consolidation purposes:

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

3.  REVERSE ACQUISITION

    We acquired what is now our wholly-owned subsidiary, NXT USA (then known as Pinnacle Oil Inc.), on January 20, 1996, in a transaction accounted for as a "reverse acquisition." This acquisition was effected through the issuance of 10,090,675 common shares of NXT (then known as Auric Mining Corporation), constituting approximately 92% of our outstanding shares at that date, in exchange for all of the outstanding shares of NXT USA. As a result of the application of the noted accounting principles governing reverse acquisitions, NXT USA (and not NXT) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

    We have accounted for the NXT USA acquisition as an issuance of stock by NXT USA in exchange for the tangible net assets of NXT, valued at fair value, which approximate historical costs. As a result, our consolidated statements of loss and shareholders' equity (deficit) included in these consolidated financial statements are deemed to be a continuation of NXT USA's financial statements, and therefore reflect:

      . NXT USA's operations from the date of its formation (October 20, 1995) through the effective date of the reverse acquisition (January 20, 1996); and

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

5.  OIL AND NATURAL GAS PROPERTIES

    Summarized below are the oil and natural gas property costs we capitalized for our six-month interim periods ended June 30, 2000 and June 30,1999 and as of June 30, 2000:

                                                    Six months Ended
                                                         June 30,              As of
                                                -----------------------       June 30,
                                                   2000          1999           2000
                                                ----------     --------      ----------
Acquisition costs......................         $   36,757      $  --        $  441,342
Exploration costs......................          1,275,662         --         1,646,236
Development costs......................                 --         --                --
Capitalized interest...................                 --         --                --
                                                ----------      -----        ----------
                                                $1,312,419      $  --        $2,087,578
                                                ==========      =====        ==========

    Since all of our oil and gas properties as of June 30, 2000 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

    Following the close of our six-month interim period ended June 30, 2000, our management performed a property assessment with respect to each of our unproved properties as of June 30, 2000 to determine if any of these properties had been subject to any impairment in value, and concluded that no impairment had occurred. This assessment included a determination of the future production potential based upon SFD data, seismic data and exploration results. Our company is currently conducting active exploration and development programs with respect to each of these unproved oil and gas properties, and we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

6.  OTHER PROPERTY AND EQUIPMENT

    Summarized below are our capitalized costs for other property and equipment as of June 30, 2000 and December 31, 1999:

                                                                              As of
                                                                   -----------------------------
                                                                     June 30,       December 31,
                                                                      2000              1999
                                                                   ----------       ------------
    Aircraft.................................................      $3,233,890        $ 238,653
    Computer equipment.......................................         230,211          189,586
    Computer software........................................         121,734           71,174
    Equipment................................................          74,687           62,749
    Furniture and fixtures...................................         183,345          165,274
    Leasehold improvements...................................         250,213          102,761
    SFD Survey System (including software)...................         111,509           59,169
    Tools....................................................           1,661            1,704
    Vehicle..................................................          62,495           62,494
                                                                   ----------        ---------
      Property and equipment.................................       4,269,745          953,564
    Less accumulated depreciation and amortization...........        (507,991)        (292,363)
                                                                   ----------        ---------
      Net property and equipment.............................      $3,761,754        $ 661,201
                                                                   ==========        =========

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

    During the six-month interim period ended June 30, 2000, we raised $341,490 in gross proceeds through our employees' exercise of incentive stock options entitling them to purchase 28,200 shares of our common stock at exercise prices between $8.25 and $17 per share.

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

    Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the purchaser of these securities, we recorded a deemed distribution analogous to the declaration of a dividend to that purchaser. This deemed distribution resulted in:

      . An increase in additional paid-in capital in the amount of $2,104,000 to record the intrinsic value of the beneficial conversion feature of the preferred shares--i.e., the discount in the purchase price of these securities relative to the public trading price as of the date of issuance of the underlying common shares into which these preferred shares could be converted, without adjustment for discounts or restrictions.

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

9.   PERFORMANCE WARRANTS

     On August 1, 1996, we granted a performance-based contractual right to be granted warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of June 30, 2000.

10.  OPTIONS

     Through June 30, 2000, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

       . Separate free-standing directors options which we granted to selected directors as compensation for serving on our Board of Directors;

       . The 1997 Energy Exploration Technologies Stock Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

       . The 1999 Energy Exploration Technologies Executive Option Plan, pursuant to which 1,000,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options; and

       . The 2000 Energy Exploration Technologies Directors' Option Plan, pursuant to which 400,000 shares of our common stock were reserved for issuance to selected directors in the form of stock options.

     During the six-month interim period ended June 30, 2000, 310,000 options with an average weighted exercise price of $28.17 were granted under the Plans, 28,200 previously-granted options under the Plans with an average weighted exercise price of $12.11 were exercised, and 16,000 previously-granted options under the Plans with an average weighted exercise price of $14.06 lapsed.

     We have summarized below all outstanding options under the Plans as of June 30, 2000:

                                                                                         June 30, 2000
                                                 Grant           Exercise        --------------------------
              Type of Option                      Date            Price          Outstanding         Vested
-------------------------------------------    ---------    -----------------    -----------        -------
Director Non-qualified.....................      5-12-97      $     5.81             75,000          75,000
Director Non-qualified.....................      5-20-97            5.25             90,000          90,000
Employee Incentive.........................     11-24-97            9.50             37,500           7,500
Director Non-qualified.....................      3-10-98            8.31             45,000          45,000
Employee Incentive.........................      5-12-98            8.25             30,000          20,000
Employee Incentive.........................      8-24-98            8.25            131,100           8,600
Employee Incentive.........................      10-1-98            8.12 1/2         20,000              --
Employee Non-qualified.....................       5-1-99           14.00          1,005,470         162,134
Employee Incentive.........................       5-1-99           15.00             33,330           6,666
Employee Incentive.........................      5-12-99           17.00             16,000              --
Employee Incentive.........................      9-21-99           13.62 1/2        100,000              --
Employee Incentive.........................     11-16-99           14.12 1/2         85,000              --
Director Non-qualified.....................      2-15-00           28.75             75,000              --
Employee Incentive.........................      3-20-00           34.50             20,000              --
Director Non-qualified.....................      4-17-00           26.25            150,000              --
Employee Incentive.........................       5-8-00           29.00             45,000              --
Employee Incentive.........................       6-1-00           32.12 1/2         20,000              --
                                                                                  ---------         -------
                                                                                  1,978,400         414,900
                                                                                  =========         =======

     The employee options outstanding as of June 30, 2000 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before December 31, 1999 that are outstanding as of June 30, 2000 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after December 31, 1999 that are outstanding as of June 30, 2000 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

11.  COMMITMENTS

     At June 30, 2000, we had entered into joint venture agreements with two separate oil and gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

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

     On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists 13,325 rentable square feet as of June 30, 2000, expires on January 21, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items as of June 30, 2000 was Cdn. $21,418 per month, which translates into U.S. $14,466 per month based upon the closing conversion rate as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, August 13, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note 2(l) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of June 30, 2000, was Cdn. $1.4806 to U.S. $1.

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

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries. Our first subsidiary, NXT USA, focuses on United States-based exploration, while our second subsidiary, NXT Energy Canada Inc., whom we refer to as "NXT Canada," focuses on Canadian-based exploration. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

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

The joint venture agreements we have entered into with our joint venture partners have historically entitled us to elect to receive one of the two following payment streams for each SFD-identified prospect accepted and drilled under the applicable agreement:

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

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically a 22 1/2% working interest and a 4% overriding royalty. We recently amended our Canadian joint venture agreement to allow us to make a graduated combination working interest/overriding royalty interest election along these lines for the duration of the joint venture term.

Our joint venture partners are also each required under the terms of their respective joint venture agreements to reimburse us for 100% of the expenses we incur in conducting aerial surveys for their accounts.

The term of our U.S joint venture agreement expires in March 2003, while the term of our Canadian joint venture agreement expires in March 2001.

The status of our current activities as of the date of this report is as follows:

  . Leucite Hills South Prospect--Wyoming: This exploration well was drilled, cased and completed by at third-party operator in September 1999 as a natural gas discovery. This well will not be placed into production by the operator, however, until a sufficient number of additional wells are drilled on the exploratory block and can be tied into a gathering system. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect. The Bureau of Land Management in Wyoming declined three applications to drill offsets to this well due to environmental considerations. We are currently investigating our options with respect to this prospect.

  . Poblano Prospect--Wyoming: CamWest, as operator, spudded the initial test well on this prospect in October 1999, and cased and completed the well in January 2000 as a natural gas discovery. CamWest has since drilled and cased two step-out exploratory wells on this prospect, and is currently designing a frac plan to complete these wells. We anticipate both wells will be completed and connected to a twelve-mile pipeline that will tie the wells into a sales system, currently planned for the end of September 2000. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

  . Poblano South Prospect--Wyoming: This exploration well, which was spudded by a third-party operator in October 1999 and cased and completed in January 2000, has been shut-in by the operator pending further evaluation of its completion program. NXT USA elected a combination working interest and overriding royalty interest with respect to this prospect.

  . Gold Coast Prospect--Wyoming: This 16,000 foot natural gas test well, which was spudded by a CamWest in May 2000, encountered severe mechanical problems when the operator attempted to cement the intermediate casing in place at 10,500 feet. After unsuccessful attempts to remediate the problem, the operator junked the well. As of the date of this report, a new adjacent well drilling to the same target depth is at 7,600 feet, reaching total depth by the end of September 2000.

  . Carbon Prospect--Southern Alberta: Encal, as operator, spudded this test well in December 1999, and cased and completed the well in January 2000 as a natural gas discovery. This well should be tied in by the end of the fourth quarter 2000. NXT Canada elected an overriding royalty interest with respect to this prospect.

  . Monarch Prospect--Southern Alberta: Encal, as operator, spudded this test well in March 2000. This well is cased and was completed as a natural gas discovery. Tie-in options are being evaluated. NXT Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

  . Dalroy Prospect #1--Southern Alberta: This new pool wildcat well, which was spudded by Encal in May 2000, was cased and completed in July 2000 as a natural gas discovery. In order to enhance production volumes from this new discovered pool, the operator of the well is planning to reenter the well and drill into the pay zone horizontally, the preferred method of completion in the area. NXT Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

  . Dalroy Prospect #2--Southern Alberta: Encal is operating this Basal Quartz/Crossfield depth test. NXT Canada has a working interest and royalty interest in this well. The present depth is 1,800 meters.

  . Irricana Prospect #1--Southern Alberta: This exploration test, which was spudded by Encal in July 2000, encountered tight reservoir rock in the target zone and has been abandoned. NXT Canada elected a combination working interest and overriding royalty interest with respect to this prospect.

  . Irricana Prospect #2--Southern Alberta: This horizontal new field wildcat well operated by Encal is drilling ahead at 3,275 meters. NXT Canada has elected to participate for both a working interest and a royalty interest.

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

CAPITAL REQUIREMENTS

We have not generated operating revenues to date, although we have one completed one test well at our Poblano Prospect, and have drilled and cased two additional step-out exploratory wells at this location. We anticipate that production will commence as soon as a twelve-mile pipeline is completed which will connect all three prospects to a sales system upon the completion of the two step-out exploratory wells. Assuming no unforeseen delays or changes in production plans, we anticipate that production will commence by the end of our third quarter in fiscal 2000. We are also drilling several additional exploratory wells in fiscal 2000, including the noted step-out exploratory wells, which should add to any revenues we generate.

Absent revenues, our sole source of cash to fund our operational and capital investment needs are funds we have raised through the private placement of our securities and exercise of employee options. For further information regarding these transactions, see "--Liquidity And Capital Resources--Sources Of Cash" below.

We have budgeted the following level of expenditures over the twelve-month period ended June 30, 2001:

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

After taking into consideration the $5,006,483 in working capital we had available as of June 30, 2000, we have sufficient working capital on hand to fund our current level of operations, including research and development and budgeted capital investments in working interests noted above, through mid-- 2001. We also intend later this fiscal year to refinance our recently acquired aircraft, for which we paid cash, in order to raise additional capital for working interest investments. Our ability in the longer term to continue as a going concern will be dependent upon our ability to either:

  . raise additional capital through our aircraft refinance and through private or public placements of our securities, or

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

For additional and more detailed information relating to our company and our business, see our annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

Operating Revenues

We had no oil and gas working interest or royalty revenues for our three-month and six-month interim fiscal periods ended June 30, 2000 and June 30, 1999, respectively.

Operating Loss

We incurred an operating loss of $674,622 for our three-month interim period ended June 30, 2000, as compared to $407,520 for the three-month interim period ended June 30, 1999, representing a $267,102 or 65.5% overall increase. For our six-month interim period ended June 30, 2000, we incurred an operating loss of $1,278,350 as compared to $763,384 for the six-month interim period ended June 30, 1999, representing a $514,966, or 67.5%, overall increase.

Relative Changes In Administrative Expense

The $75,831, or 23.5% and $206,645, or 39.8% increases in administrative expense for our three-month and six-month interim periods ended June 30, 2000, respectively, over these same periods in fiscal 1999, were primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 2000. The most significant cost increases of $95,844 and $169,617 for our three-month and six-month interim periods ended June 30, 2000, respectively, over the same periods in fiscal 1999, were in wages and benefits and payments to consultants.

Relative Changes In Amortization and Depreciation

The $119,260, or 451.9% and $147,855, or 205.9% increases in amortization and depreciation for the three-month and six-month interim periods ended June 30, 2000, respectively, over these same periods in 1999, were primarily attributable to additional depreciation and amortization arising in connection with our acquisition of a second survey aircraft, additional purchases of computer equipment and software, and additional leasehold improvements arising from the recent expansion of our executive offices and research and development facilities.

Relative Changes In Research and Development Expense

Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our SFD Survey System and related components. The $56,775, or 118.8% and $120,111, or 244.6% increases in research and development expense for our three-month and six-month interim periods ended June 30, 2000, respectively, over these same periods in 1999, were principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and efficacy of our SFD Survey System.

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

Our total survey and data analysis expense, before taking any joint venture partner reimbursements into account, was $1,609 and $75,220 for our three-month and six-month interim periods ended June 30, 2000, respectively, as compared to $47,791 and $92,103 for the same periods in fiscal 1999. The decrease in total survey and data analysis expense was primarily attributable to a lesser amount of interpretation time arising from our increased inventory of prospects and fewer survey flights carried out over these periods.

Our net survey and data analysis expense, after taking into consideration joint venture partner reimbursements of $0 and $61,726 for our three-month interim periods ended June 30, 2000 and 1999, respectively, was $1,609 for the three-month period ended June 30, 2000, representing an increase of $15,544, or 111.5% from the $13,935 recovery for the same period in fiscal 1999.

Our net survey and data analysis expense, after taking into consideration joint venture partner reimbursements of $20,278 and $86,173 for our first six months of fiscal 2000 and 1999, respectively, was $54,942 for the six-month period ended June 30,2000, representing an increase of $49,012,or 826.5% from $5,930 for the same period in fiscal 1999.

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

The $308, or 1.3% and $8,657, or 7.4% decreases in survey support expense for our three-month and six- month interim periods ended June 30, 2000, respectively, over these same periods in fiscal 1999, were primarily attributable to a decrease in additional aircraft improvement expenses, partially offset by an increase in salaries associated with additional support staff necessary for our increased level of survey operations and data analysis.

Expectations Relative To Future Expense Levels

We effectively doubled our company staff for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel, and we anticipate that we will continue to hire similar personnel over the pending fiscal year. We anticipate that our total operating expenses will continue to significantly increase on a quarterly basis through the end of fiscal 2000 as a result of the additional wages and employee benefits to be paid to any additional personnel we may hire as well as an increased level of operations which will be facilitated by recent and anticipated hirings.

Other Income And Expense

  .  Interest Income

     We earned $102,713 and $215,543 in interest income for our three-month and six-month interim periods ended June 30, 2000, respectively, as compared to $77,259 and $128,115 for the same periods in fiscal 1999. The increase in interest income for fiscal 2000 was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our common stock in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

  .  Sources of Cash

     Our cash flow requirements from our inception as NXT USA (October 20, 1995) through June 30, 2000 were funded principally from:

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

     o the exercise on March 31, 2000 of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share, resulting in gross proceeds to our company of $1,500,000; and

     o the exercise of employee stock options during fiscal 1999 and the first six months of fiscal 2000, resulting in gross proceeds to our company of $645,469.

  .  Cash Position and Sources And Uses Of Cash

     Our cash position as of June 30, 2000 was $5,393,719, as compared to $9,068,723 as of December 31, 1999. Our cash position as of June 30, 1999 was $10,120,006, as compared to $4,713,822 as of December 31, 1998. The bulk of our cash is maintained in a United States government and government-backed securities money-market account.

     The $3,675,004 decrease in our cash position as of June 30, 2000 as compared to December 31, 1999 was attributable to $1,841,490 in cash raised through financing activities, partially offset by $1,228,273 in cash used in operating activities, $4,273,464 in cash used in investing activities, and a $14,757 comprehensive loss due to the effect of exchange rate changes. The $5,406,184 increase in our cash position as of June 30, 1999 as compared to December 31, 1998 was attributable to $6,093,652 in cash raised through financing activities, partially offset by $539,067 in cash used in operating activities, $71,385 in cash used in investing activities and a $77,016 comprehensive loss due to the effect of exchange rate changes.

     Our operating activities required cash in the amount of $1,228,273 for the first six months of fiscal 2000, as compared to cash requirements of $539,067 for the first six months of fiscal 1999. The $1,228,273 in cash used in operating activities for the first six months of fiscal 2000 reflected our net loss of $1,062,807 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $539,067 in cash used in operating activities for the first six months of fiscal 1999 reflected our net loss of $635,209 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

     We raised $1,841,490 in cash from financing activities for the first six months of fiscal 2000, as compared to $6,093,652 in cash raised from financing activities for the first six months of fiscal 1999. The $1,841,490 in cash raised through financing activities for the first six months of fiscal 2000 was comprised of $1,500,000 in gross proceeds from the exercise of warrants and $341,490 in gross proceeds from the exercise of employee stock options. The $6,093,652 in cash raised through financing activities for the first six months of fiscal 1999 was comprised of $5,998,652 in net proceeds from the private placement of common stock and $95,000 in gross proceeds from the exercise of employee stock options.

     We used cash in the amount of $4,273,464 for investing activities for the first six months of fiscal 2000, as compared to $71,385 in cash used for investing activities for the first six months of fiscal 1999. The principal use of cash for the first six months of fiscal 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($1,312,419) and to acquire property, equipment, computer software and leasehold improvements ($3,320,224), including the purchase of a second survey aircraft for $2,790,000. The principal use of cash for the first six months of fiscal 1999 was to acquire property, equipment and computer software ($72,146).

OTHER MATTERS

Foreign Exchange Fluctuations

We recorded a $14,757 foreign currency translation loss for the first six months of fiscal 2000 as a comprehensive loss item on our statements of loss and stockholders' equity (deficit) in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first six months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

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

UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Readers are urged to carefully review and consider the various uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this report, may affect our future results of operations or financial condition and an investment in our securities. These uncertainties and risks should also be considered in context with the various disclosures concerning our company and our business and uncertainties and risks that may affect our future results of operations or financial condition made in other reports we periodically file with the Securities and Exchange Commission, including the following fillings which we incorporate by reference into this report:

  . our annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

  . any quarterly reports on form 10-Q we may file during the remainder of fiscal 2000, and

  .  any current reports on Form 8-K we may file subsequent to this report

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

  . We Are A Development Stage Enterprise Which Has Accumulated Losses Since Our Inception, And We Anticipate That We Will Continue To Incur Operating Losses For The Near Future

     We are a developmental stage enterprise since we have not received any oil or gas revenues to date, and have, as a consequence of our lack of revenues, incurred a cumulative net loss (before comprehensive losses) in the amount of $5,157,723 from our inception in October 1995 through June 30, 2000. Our ability to generate revenues and profits will depend primarily upon the successful implementation of our business plan, which is dependent at this point in time upon one or more of our joint venture partners successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects we identify. We do not anticipate that we will receive any oil or gas revenues until the end of the third quarter of fiscal 2000, at the earliest, assuming our current contemplated drilling program is successful and there are no complications in drilling or completing the wells or tying them into a sales or gathering system. We anticipate that we will continue to incur significant losses on a month-to-month basis for at least twelve to eighteen months going forward from the date of this report, notwithstanding our receipt of oil and gas revenues based upon our internal projections, due to our significant monthly operating and research and development costs.

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

     The oil and gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. Our joint venture partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to operate and develop such prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us or our joint venture partners. These competitive disadvantages could adversely affect our company's or our joint venture partners' ability to participate in projects with favorable rates of return.

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

  . Technological Advancements In The Oil And Gas Industry Could Have A Material Adverse Effect On Our Business

     The oil and gas industry is characterized by rapid technological advancements and the frequent introduction of new products, services and technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to improve or complement our SFD technology, or to implement additional technologies at substantial cost. In addition, other oil and gas exploration companies may implement new technologies before us, and these companies may be able to provide enhanced capabilities and superior quality. We cannot give you any assurance that we will be able to respond to these competitive pressures and implement or enhance our SFD technology on a timely basis, or at an acceptable cost. In that case our business, financial condition and results of operations could be materially adversely affected.

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

     Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources Corporation, which has granted us an exclusive license to identifying oil and natural gas prospects using the SFD data while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. Although Mr. Liszicasz has entered into an employment agreement with us he is not obligated, and as a result of his relationships with Momentum may in the future not be able, to devote his entire undivided time and effort to or for our benefit. As a result of the foregoing relationships, certain conflicts of interests between our company and one or more of Momentum and Messrs. Liszicasz and Stinson may directly or indirectly arise, including the following:

     o Mr. Liszicasz's potential inability to devote his undivided time and attention to our affairs; and

     o the proper exercise by Messrs. Liszicasz or Stinson of their fiduciary duties on our behalf as directors and controlling stockholders of our company in connection with any matters concerning Momentum such as, by way of example and not limitation:

        - disputes regarding the validity, scope or duration of the SFD Technology License;

        -  the exploitation of corporate opportunities;

        -  rights to proprietary property and information;

        -  maintenance of confidential information as between entities; and

        -  potential competition between our company and Momentum.

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

  . the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices (See Item I, Item 2, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--

Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition--Risks Relating To The Company And Its Business--Volatility Of Oil And Natural Gas Prices"). Since our prospective royalty revenues will be tied to the price at which our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our royalty income base (i.e., a 1% increase or decrease in oil or gas prices would result in a corresponding 1% increase or decrease in our oil or gas royalties). Should we elect a working interest in lieu of a royalty interest, our working interest revenue base would be similarly affected, except that this affect would not necessarily be proportional since production and marketing costs would most likely remain the same. For example, in the case of a decline in oil and gas prices where production and marketing costs are unaffected, the decline in our working interest revenues would most likely be greater, in percentage terms, than the decline in oil and gas prices.

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

CURRENCY FLUCTUATIONS

An additional significant market risk relates to foreign currency fluctuations between American and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based joint venture partners will be denominated in Canadian currency, our financial position could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable.

If earnings from our Canadian operations increase, our exposure to fluctuations in the United States-Canadian exchange rate will increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. If entered into, there can be

We cannot give you any assurance that the use of exchange rate contracts or other mitigation efforts would effectively limit any adverse effects of foreign currency fluctuations on our Company's international operations and our overall results of operations.

INTEREST RATE FLUCTUATIONS

We currently maintain the bulk of our available cash in money-market accounts maintained in U.S. dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

                           ITEM II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this report: (1) there are no material legal proceedings pending or, to the knowledge of our management, contemplated or threatened, to which to our company or properties are or may become a party; and (2) to the knowledge of our management, no material proceedings to which any director, officer of affiliate of our company is a party adverse to our company or has a material interest adverse to our company.

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

Dated at Calgary, Alberta, Canada, this 13th day of August, 2000.

                                         ENERGY EXPLORATION TECHNOLOGIES


                                       By: /s/ George Liszicasz
                                           -------------------------------------
                                           George Liszicasz
                                           Chief Executive Officer
                                           (principal executive officer)


                                       By: /s/ Daniel C. Topolinsky
                                           -------------------------------------
                                           Daniel C. Topolinsky
                                           President and Chief Operating Officer
                                           (principal executive officer)


                                       By: /s/ John M. Woodbury, Jr.
                                           -------------------------------------
                                           John M. Woodbury, Jr.,
                                           Chief Financial Officer
                                           (principal accounting officer)