Form 10-Q
period 2000-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2000-11-20
CIK 1009922

   As filed with the Securities and Exchange Commission on November 20, 2000

================================================================================


                      Securities And Exchange Commission

                            Washington, D.C. 20549

                               -----------------

                                  FORM 10--Q

                               -----------------

(Mark One)

     [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
         Exchange Act Of 1934 For The Nine-month Period Ended September 30, 2000; Or

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

     13,112,116 shares of common stock, par value $0.001 per share, as of
                               November 14, 2000

================================================================================

                        ENERGY EXPLORATION TECHNOLOGIES
                        QUARTERLY REPORT ON FORM 10--Q

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION..........................................................................        1

ITEM 1.           FINANCIAL STATEMENTS...........................................................................        1
                  Consolidated Balance Sheets....................................................................        1
                  Consolidated Statements Of Loss................................................................        2
                  Consolidated Statements Of Shareholders' Equity(Deficit).......................................        3
                  Consolidated Statements Of Cash Flows..........................................................        5
                  Notes To Financial Statements..................................................................        6
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........       15
                  General........................................................................................       15
                  Overview.......................................................................................       16
                  Capital Requirements...........................................................................       19
                  Results Of Operations..........................................................................       20
                  Liquidity And Capital Resources................................................................       22
                  Other Matters..................................................................................       23
                  Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition.....       24
ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       35
                  Oil And Gas Price Fluctuations.................................................................       35
                  Currency Fluctuations..........................................................................       35
                  Interest Rate Fluctuations.....................................................................       36
ITEM II           OTHER INFORMATION..............................................................................       36
ITEM 1.           LEGAL PROCEEDINGS..............................................................................       36
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       36
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES................................................................       36
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................       36
ITEM 5.           OTHER INFORMATION..............................................................................       37
ITEM 6.           EXHIBITS.......................................................................................       37
                  Reports On Form 8--K...........................................................................       37

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                As of
                                                                                    ------------------------------
                                                                                    September 30,     December 31,
                                                                                        2000              1999
                                                                                    -------------     ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents....................................................      $   3,978,371    $  9,068,723
  Accounts receivable..........................................................            450,615         101,731
  Due from officers and employees..............................................                322           3,219
  Prepaid expenses and other...................................................             63,080          85,343
                                                                                     -------------    ------------
    Total current assets.......................................................          4,492,388       9,259,016

Note receivable from officer [note 4]..........................................             36,646          34,550

Unproved oil and natural gas properties,
 net of impairments [notes 2(g) and 5].........................................          2,801,667         775,159

Other property and equipment, net of accumulated depreciation and
  amortization [notes 2(h) and 6]..............................................          3,834,389         661,201
                                                                                     -------------    ------------
       Total assets............................................................      $  11,165,090    $ 10,729,926
                                                                                     =============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade payables...............................................................      $     280,043    $     32,716
  Wages and employee benefits payable..........................................            136,242         132,685
  Accrued oil and natural gas property costs...................................            556,663         382,386
  Other accrued liabilities....................................................             17,752          54,534
                                                                                     -------------    ------------
    Total current liabilities..................................................            990,700         602,321

Shareholders' equity:
  Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share:
    800,000 shares authorized; 800,000 shares issued as of September 30, 2000
    and December 31, 1999, respectively [note 8]...............................                800             800
  Common stock, par value $0.001 per share:
    50,000,000 shares authorized;
    13,112,916 shares issued as of September 30, 2000;
    12,856,816 shares issued as of December 31, 1999 [note 7]..................             13,113          12,857
  Warrants [notes 8 and 9].....................................................                --        1,132,000
  Additional paid-in capital...................................................         19,612,276      16,330,692
  Deficit accumulated during the development stage.............................         (9,372,332)     (7,319,341)
  Accumulated other comprehensive loss.........................................            (79,467)        (29,403)
                                                                                     -------------    ------------
    Total shareholders' equity.................................................         10,174,390      10,127,605
                                                                                     -------------    ------------
       Total liabilities and shareholders' equity..............................      $  11,165,090    $ 10,729,926
                                                                                     =============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

                        Consolidated Statements Of Loss
                                  (Unaudited)
                          (Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Oct. 20, 1995
                                                          Three months ended           Nine months ended        (inception) to
                                                             September 30,               September 30,          Sept. 30, 2000
                                                           2000         1999           2000           1999       (cumulative)
                                                       -----------   -----------    -----------    -----------   -----------
Operating expenses:
   Administrative....................................  $   393,392   $   375,155    $ 1,119,930    $   895,048    $  4,382,292
   Amortization and depreciation [note 2(h)].........       62,418        70,796        282,088        142,612         576,083
   Impairment of oil and natural gas properties......      487,256            --        487,256             --         487,256
   Research and development [note 2(i)]..............       95,620        38,589        264,845        135,512         799,246
   Survey support [note 2(j)]........................       74,809        51,524        182,783        120,346         784,762
   Survey operations and data analysis [note 2(k)]...      (51,872)       82,745          3,070         88,675          63,450
   Write-down of assets..............................           --            --             --            588          17,662
                                                       -----------   -----------    -----------    -----------    -------------
      Total operating expenses.......................   (1,061,623)     (618,809)    (2,339,972)    (1,382,781)     (7,110,751)

Operating loss.......................................   (1,061,623)     (618,809)    (2,339,972)    (1,382,781)     (7,110,751)

Other income (expense):
   Interest cost on promissory notes.................          --            --             --             --         (124,299)
   Interest income...................................       71,439       116,161        286,981        244,336         910,412
   Other income......................................           --            --             --             --          19,231
   Settlement of damages.............................           --            --             --             --         157,500
                                                       -----------   -----------    -----------    -----------    -------------
      Total other income (expenses)..................       71,439       116,161        286,981        244,336         962,844

Net loss for the period..............................     (990,184)     (502,648)    (2,052,991)    (1,138,445)     (6,147,907)

Other comprehensive loss:
   Foreign currency translation adjustments..........      (35,307)      (17,559)       (50,064)       (94,575)        (79,467)
                                                       -----------   -----------    -----------    -----------    -------------
Comprehensive loss for the period....................  $(1,025,491)  $  (520,207)   $(2,103,055)   $(1,233,020)    $(6,227,374)

Basic and diluted loss per share [note 2(m)].........  $     (0.08)  $     (0.04)   $     (0.16)   $     (0.10)
                                                       ===========   ===========    ===========    ===========
Weighted average shares outstanding..................   12,945,118    12,590,793     12,945,118     12,590,793
                                                       ===========   ===========    ===========    ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss

                         ENERGY EXPLORATION TECHNOLOGIES
                        (A Development Stage Enterprise)

            Consolidated Statements of Shareholders' Equity(deficit)
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


                                  Accumulated                         Series "A"                                         Deficit
                                     Other                           Convertible         Common Stock                  Accumulated
                                    Compre-      Common Stock       Preferred Stock        Warrants       Additional    During the
                                    hensive   --------------------  --------------- ---------------------   Paid-in    Development
                                     Loss        Shares    Amount   Shares   Amount  Number      Amount     Capital       Stage
                                  ----------- -----------  -------  -------  ------ --------  ----------- ----------- ------------
1995:
Issued at inception for cash
 at $0.001 per share on
 October 20, 1995................. $   --     5,000,000    $ 5,000       -- $    --       --  $       --  $        -- $        --
Net loss for fiscal 1995..........     --            --         --       --      --       --          --           --     (53,696)
Net other comprehensive
 loss for fiscal 1995.............     --            --         --       --      --       --          --           --          --
                                   ------    ----------    -------  ------- -------  -------  ----------  ----------- -----------
  Balance -- December 31, 1995....     --     5,000,000      5,000       --      --       --          --           --     (53,696)

1996:
Issued on reverse acquisition
 on January 30, 1996..............     --     5,968,281      5,968       --      --       --          --       (5,968)         --
Issued for cash at $1 per share
 on May 29, 1996..................     --       975,000        975       --      --       --          --      967,775          --
Net loss for fiscal 1996..........     --            --         --       --      --       --          --           --    (475,578)
Net other comprehensive loss
for fiscal 1996...................     --            --         --       --      --       --          --           --          --
                                   ------    ----------    -------  ------- -------  -------  ----------  ----------- -----------
  Balance -- December 31, 1996....     --    11,943,281     11,943       --      --       --          --      961,807    (529,274)

1997:
Issued for services at $2.31 1/2
 per share on July 1, 1997........     --        71,938         72       --      --       --          --      166,469          --
Net loss for fiscal 1997..........     --            --         --       --      --       --          --           --    (913,321)
Net other comprehensive loss
for fiscal 1997...................     --            --         --       --      --       --          --           --          --
                                   ------    ----------    -------  ------- -------  -------  ----------  ----------- -----------
  Balance -- December 31, 1997....     --    12,015,219     12,015       --      --       --          --    1,128,276  (1,442,595)

1998:
Issued on conversion of promissory
 notes at $2.72 per share on
 February 1, 1998 (1), net of
 issuance costs...................     --       411,764        412       --      --       --          --    1,119,588          --
Issued for cash at $7.50 per
 share on April 3, 1998...........     --            --         --  800,000     800       --          --    7,792,167  (2,104,000)
Issued with series "A" preferred
 stock on April 3, 1998...........     --            --         --       --      --  200,000   1,132,000           --  (1,132,000)
Net loss for fiscal 1998..........     --            --         --       --      --       --          --           --  (1,117,808)
Net other comprehensive loss
for fiscal 1998...................     --            --         --       --      --       --          --           --          --
                                   ------    ----------    -------  ------- -------  -------  ----------  ----------- -----------
  Balance -- December 31, 1998.... $   --    12,426,983   $ 12,427  800,000 $   800  200,000  $1,132,000  $10,040,031 $(5,796,403)

                           [continued on next page]

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

           Consolidated Statements Of Shareholders' Equity (Deficit)
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                  Accumulated                         Series "A"                                         Deficit
                                     Other                           Convertible         Common Stock                  Accumulated
                                    Compre-      Common Stock       Preferred Stock        Warrants       Additional    During the
                                    hensive   --------------------  --------------- ---------------------   Paid-in    Development
                                     Loss        Shares    Amount   Shares   Amount  Number      Amount     Capital       Stage
                                  ----------- -----------  -------  -------  ------ --------  ----------- ----------- -------------
1999:
Issued for cash at $15 per share
 on May 17, 1999 net of
 issuance costs..................   $      --     400,000  $   400       --  $   --       --  $       --  $ 5,998,252  $        --
Options exercised for cash at
 prices between $8.12 1/2 and
 $9.50 per share during 1999.....          --      35,000       35       --      --       --           --     303,979           --
Cancelled on October 14, 1999....          --      (5,167)      (5)      --      --       --           --     (11,570)      11,575
Net loss for fiscal 1999.........          --          --       --       --      --       --           --          --   (1,534,513)
Net other comprehensive loss
 for fiscal 1999.................     (29,403)         --       --       --      --       --           --          --           --
                                    ---------  ----------  -------  -------  ------ --------  ----------- -----------  -----------
Balance -- December 31, 1999.....     (29,403) 12,856,816   12,857  800,000     800  200,000    1,132,000  16,330,692   (7,319,341)

2000:
Warrants exercised for cash at
 $7.50 per share on March 31,
 2000............................          --     200,000      200       --      -- (200,000)  (1,132,000)  2,631,800           --
Options exercised for cash at
 prices between $8.25 and
 $17.00 per share for the
 nine months ended September 30,
 2000............................          --      56,100       56       --      --       --           --     649,784           --
Net loss for the nine months
 ended September 30, 2000........          --          --       --       --      --       --           --          --   (2,052,991)
Net other comprehensive loss
 for the nine months ended
 September 30, 2000..............     (50,064)         --       --       --      --       --           --          --           --
                                  -----------  ----------  -------  -------  ------ --------  ----------- -----------  -----------
 Balance -- September 30, 2000... $   (79,467) 13,112,916  $13,113  800,000  $  800       --           -- $19,612,276  $(9,372,332)
                                  ===========  ==========  =======  =======  ====== ========  =========== ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity
                                   (deficit)

                        ENERGY EXPLORATION TECHNOLOGIES
                       (A Development Stage Enterprise)

                     Consolidated Statements Of Cash Flows
                                  (Unaudited)
                          (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                                                         Nine months Ended         Oct. 20, 1995
                                                                           September 30,           (inception) to
                                                                     ---------------------------   Sept. 30, 2000
Operating activities:                                                    2000           1999        (cumulative)
                                                                     ------------   ------------   --------------
   Net loss for the period......................................     $ (2,052,991)  $ (1,138,445)   $ (6,147,907)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Amortization of property and equipment.....................          282,088        142,613         576,082
     Impairment of oil and natural gas properties...............          487,256             --        (487,256)
     Write-down of property and equipment.......................              --              --          17,662
     Amortization of deferred costs.............................              --          93,014         154,287
     Changes in non-cash working capital:
       Accounts receivable......................................         (348,884)        61,945        (450,615)
       Due from officers and employees..........................            2,897         (1,329)           (322)
       Prepaid expenses.........................................           22,263        (36,763)        (63,080)
       Trade payables...........................................          247,327        (70,238)        280,043
       Wages and employee benefits payable......................            3,557         15,756         136,242
       Accrued liabilities......................................          (36,782)        26,628          17,752
       Deferred financing for insurance premium.................              --             --            7,766
       Consulting costs settled by issuance of common stock.....              --             --          166,541
       Interest costs settled by issuance of common stock.......              --             --          120,000
                                                                     ------------   ------------   -------------
          Net cash used in operating activities.................       (1,393,269)      (906,819)     (4,698,293)

Financing activities:
   Funds borrowed from affiliates...............................              --             --        1,100,000
   Repayment of funds borrowed from affiliates..................              --           1,216        (100,000)
   Funds raised through the sale of common
     stock, net of issuance costs...............................              --       5,998,652       6,972,402
   Funds raised through the sale of preferred
     stock and warrants, net of issuance costs..................              --             --        5,688,967
   Funds raised through the exercise of options,
     net of issuance costs......................................          649,840         95,000         953,819
   Funds raised through the exercise of warrants,
     net of issuance costs......................................        1,500,000            --        1,500,000
   Repayment of deferred financing for insurance premium........              --             --         (146,520)
                                                                     ------------   ------------   -------------
          Net cash generated by financing activities............        2,149,840      6,094,868      15,968,668

Investing activities:
   Funds invested in property and equipment.....................       (3,455,276)      (134,670)     (4,443,631)
   Funds Invested in oil and natural gas properties.............       (2,513,764)       (28,125)     (3,288,923)
   Funds borrowed by an employee................................              --             --          (35,760)
   Repayment of funds borrowed by an employee...................           (2,096)          (447)           (886)
   Changes in non-cash working capital:
  Accrued oil and natural gas property costs....................          174,277            --          556,663
                                                                     ------------   ------------   -------------
          Net cash used in investing activities.................       (5,796,859)      (163,242)     (7,212,537)

Effect of net other comprehensive loss..........................          (50,064)       (94,575)        (79,467)

Net cash inflow (outflow).......................................       (5,090,352)     4,930,232       3,978,371

Cash position, beginning of period..............................        9,068,723      4,713,822             --
                                                                     ------------   ------------   -------------

Cash position, end of period....................................     $  3,978,371   $  9,644,054    $  3,978,371
                                                                     ============   ============   =============

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

     (b)     Our Business

             We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries--NXT USA, which focuses on United States-based exploration, and NXT Canada, which focuses on Canadian-based exploration. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD Survey System.

             Since we have not generated operating revenues to date, we should be considered a development stage enterprise. After taking into consideration $1,600,000 in loan proceeds from the refinance of our aircraft and commitments to complete pending acquisition and drilling programs, we have sufficient working capital as of September 30, 2000 to fund our current level of operations for approximately nineteen months, assuming we make no major expenditures on new capital projects. Our ability to continue as a going concern in the longer term will be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our production with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

2.   Significant Accounting Policies

     (a)     Basis of Presentation

             We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our financial statements included in NXT's annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

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

               .  cost of production equipment and related facilities; and

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

             We conduct oil and natural gas exploration, drilling, development and production activities through our joint venture partners. These consolidated financial statements reflect only our proportionate interest in these activities.

     (h)     Other Property and Equipment

             We carry our other capitalized property and equipment at cost. We depreciate or amortize our other capitalized property and equipment over their estimated service lives using the declining balance method as follows:

             Aircraft....................................................     5%
             Computer equipment..........................................    30%
             Computer software...........................................   100%
             Equipment...................................................    20%
             Furniture and fixtures......................................    20%
             Leasehold improvements......................................    20%
             Tools.......................................................    20%
             Vehicles....................................................    30%


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

     (l)     Foreign Currency Translation

             Our only operations outside of the United States are in Canada. Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose function currency is Canadian dollars, into U.S. dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive loss. For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars:

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

     (m)     Basic And Diluted Loss Per Common Share

             Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," by dividing the net loss for the period attributable to holders of our common stock by the weighted average number of shares of our common stock outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into our common stock.

             In calculating our diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities.

     (n)     Stock-based Compensation

             In accounting for our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Pursuant to APB 25, we have not recorded any compensation expense for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of approval or grant.

     (o)     Recent Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS Nos. 137 and 138, which established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Our management is evaluating the impact of SFAS Nos. 133, 137 and 138 on our consolidated financial position, results of operations or cash flows.

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

5.   Oil And Natural Gas Properties

     Summarized below are the oil and natural gas property costs we capitalized for our nine-month interim periods ended September 30, 2000 and September 30,1999, and as of September 30, 2000:

                                                           Nine months Ended                 As of
                                                             September 30,               September 30,
                                                      ---------------------------
                                                         2000              1999              2000
                                                      -----------        --------         -----------
        Acquisition costs......................       $    33,475        $ 28,125         $   438,060
        Exploration costs......................         2,480,289              --           2,850,863
        Development costs......................                --              --                  --
        Capitalized interest...................                --              --                  --
                                                      -----------        --------          ----------
        Oil and natural gas properties.........         2,513,764          28,125           3,288,923
        Less impairment........................          (487,256)             --            (487,256)
                                                      -----------        --------          ----------
        Net oil and natural gas properties.....       $ 2,026,508        $ 28,125         $ 2,801,667
                                                      ===========        ========         ===========

     Since all of our oil and gas properties as of September 30, 2000 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

     The impairment of oil and natural gas properties relates to the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. While, as noted below, our management believes in the prospective commercial viability and non-impairment of the overall prospects of which each of these wells are a part and is continuing active exploration and development activities with respect to each of these prospects, we have nevertheless written-off these individual well costs as an impairment cost since we have not established proved reserves to date.

     At the end of each fiscal quarter, our management performs an overall assessment of each of our oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2(g)). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of that date, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

6.   Other Property And Equipment

     Summarized below are our capitalized costs for other property and equipment as of September 30, 2000 and December 31, 1999:

                                                                                          As of
                                                                           -----------------------------------
                                                                           September 30,          December 31,
                                                                               2000                   1999
                                                                           -------------          ------------
     Aircraft..........................................................      $ 3,338,716            $  238,653
     Computer equipment ...............................................          244,075               189,586
     Computer software ................................................          120,554                71,174
     Equipment ........................................................           77,147                62,749
     Furniture and fixtures ...........................................          189,112               165,274
     Leasehold improvements ...........................................          252,785               102,761
     SFD Survey System (including software) ...........................          114,809                59,169
     Tools.............................................................            1,636                 1,704
     Vehicle ..........................................................           62,495                62,494
                                                                             -----------            ----------
         Property and equipment........................................        4,401,329               953,564
     Less accumulated depreciation and amortization ...................         (566,940)             (292,363)
                                                                             -----------            ----------
         Net property and equipment ...................................      $ 3,834,389            $  661,201
                                                                             ===========            ==========

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

     During the nine-month interim period ended September 30, 2000, we raised $649,812 in gross proceeds through our employees' exercise of incentive stock options entitling them to purchase 56,100 shares of our common stock at exercise prices between $8.25 and $17 per share.

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

     The net proceeds of this private placement were $5,688,167, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission.

     Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should our company wind-up and dissolve. We have reserved the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000, and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carried a $7.50 per share exercise price, and would lapse, to the extent not exercised, by April 3, 2000. All of the warrants were exercised on March 31, 2000 for gross proceeds of $1,500,000. See note 7.

     Insofar as the preferred shares and warrants contained beneficial conversion features affording a discount or benefit to the purchaser of these securities, we recorded a deemed distribution analogous to the declaration of a dividend to that purchaser. This deemed distribution resulted in:

       . An increase in additional paid-in capital in the amount of $2,104,000 to record the intrinsic value of the beneficial conversion feature of the preferred shares (i.e., the discount in the purchase price of these securities relative to the public trading price as of the date of issuance of the underlying common shares into which these preferred shares could be converted, without adjustment for discounts or restrictions);

       . A newly created warrant capital account to record the fair value of the warrants in the amount of $1,132,000, including the value of their beneficial conversion feature, as determined by the Black-Scholes method of valuation (this amount was subsequently reclassified to additional paid-in capital upon the exercise of the warrants); and

       . A counterbalancing charge against our accumulated deficit capital account in the amount of $3,236,000.

     We also made appropriate adjustment for the deemed distribution in calculating our basic loss per common share. See note 2(m).

9.   Performance Warrants

     On August 1, 1996, we granted a performance-based contractual right to be granted warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of September 30, 2000.

10.  Options

     Through September 30, 2000, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

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

     During the nine-month interim period ended September 30, 2000, 565,000 options with an average weighted exercise price of $28.26 were granted under the Plans, 56,100 previously-granted options under the Plans with an average weighted exercise price of $11.58 were exercised, and 16,000 previously-granted options under the Plans with an average weighted exercise price of $14.06 lapsed.

     We have summarized below all outstanding options under the Plans as of September 30, 2000:

                                            Grant          Exercise                September 30, 2000
             Type of Option                 Date            Price              Outstanding         Vested
     -------------------------------      --------         --------            -----------         ------
     Director Non-qualified.........       5-12-97          $ 5.81                75,000            75,000
     Director Non-qualified.........       5-20-97            5.25                90,000            90,000
     Employee Incentive.............      11-24-97            9.50                36,600             6,600
     Director Non-qualified.........       3-10-98            8.31                45,000            45,000
     Employee Incentive.............       5-12-98            8.25                30,000            20,000
     Employee Incentive.............       8-24-98            8.25               117,500            17,500
     Employee Incentive.............       10-1-98            8.12 1/2            20,000                --
     Employee Non-qualified.........        5-1-99           14.00               993,770           150,434
     Employee Incentive.............        5-1-99           15.00                33,330             6,666
     Employee Incentive.............       5-12-99           17.00                16,000                --
     Employee Incentive.............       9-21-99           13.62 1/2           100,000                --
     Employee Incentive.............      11-16-99           14.12 1/2            85,000                --
     Director Non-qualified.........       2-15-00           28.75                75,000                --
     Employee Incentive.............       3-20-00           34.50                20,000                --
     Director Non-qualified.........       4-17-00           26.25               150,000                --
     Employee Incentive.............        5-8-00           29.75                45,000                --
     Employee Incentive.............        6-1-00           32.12 1/2            30,000                --
     Employee Incentive.............        6-1-00           27.12 1/2           100,000                --
     Employee Incentive.............        8-9-00           28.06 1/2            20,000                --
     Employee Incentive.............        9-1-00           28.87 1/2           125,000                --
                                                                              ----------        ----------
                                                                               2,207,200           411,200
                                                                              ==========        ==========

     The employee options outstanding as of September 30, 2000 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before December 31, 1999 that are outstanding as of

     September 30, 2000 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after December 31, 1999 that are outstanding as of September 30, 2000 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

11.  Commitments

     At September 30, 2000, we had entered into joint venture agreements with two separate oil and gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

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

     On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists 13,325 rentable square feet as of September 30, 2000, expires on January 21, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items as of September 30, 2000 was Cdn. $21,418 per month, which translates into U.S. $14,245 per month based upon the closing conversion rate as of September 30, 2000.

     On June 1, 2000, we entered into a five-year operating lease for our hanger facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation is Cdn. $13,345, which translates into U.S. $8,876 per month based upon the closing conversion rate as of September 30, 2000. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.

12.  Subsequent Events

     On November 16, 2000, we partially refinanced the purchase price of our recently acquired aircraft for gross loan proceeds of $1,600,000. This loan, which is collateralized by the aircraft, is repayable in 156 monthly payments of approximately $18,000, including interest.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, November 14, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note 2(l) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of September 30, 2000, was Cdn. $1.5035 to U.S. $1.

Overview

NXT is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD Survey System," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We are a publicly traded company with principal executive offices located in Calgary, Alberta, Canada, whose common stock trades over-the-counter on the NASD Electronic Bulletin Board under the symbol "ENXT."

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

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries. Our first subsidiary, NXT USA, focuses on United States-based exploration, while our second subsidiary, NXT Canada focuses on Canadian-based exploration. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD Survey System.

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

The status of our current activities as of the date of this report is as follows:

     . United States: Our U.S. joint venture partner has drilled or participated in seven wells to date in the Green River Basin of Wyoming on three separate play concepts--Poblano, Goldcoast and Leucite Hills.

          . Poblano--At this prospect, located approximately eight miles southeast of the giant multi-TCF Jonah field, three deep wells were drilled and cased and one completed by our U.S. joint venture partner, and a fourth deep well was drilled and completed by a third-party operator with whom our U.S. joint venture partner is participating. All four of these wells encountered overpressured gas sands that are very tight and well cemented. While pressure gradients at our Poblano wells appear to be higher than those typically found at Jonah, the overall quality of the Poblano reservoirs in terms of porosity and permeability appear to be lower. Based upon a number of similarities in these fields, our U.S. joint venture partner has decided to follow the approach successfully used to develop Jonah. Specifically, we believe that the large increases in commercial production rates at Jonah over the past several years, ranging from an average of approximately one mmcfpd per new well at the commencement of development in 1996 to approximately five mmcfpd per new well today, can be primarily attributed to a strategy of selecting drilling locations through identification of natural micro-fracturing of the productive reservoirs as identified from seismic. In furtherance of this belief, our U.S. partner decided in late summer to participate in a 100+ square mile 3-D seismic program, which is currently being conducted, which we hope will enable it to delineate the fault lineaments and overall micro-fracture patterns propagated throughout Poblano's gas-charged reservoirs. We believe that Poblano will have the potential, if satisfactory information is acquired through this pending seismic program, to also deliver higher commercial production results on a well by well basis. Pending the completion and evaluation of this seismic program, our U.S. joint venture partner decided for cost considerations to delay the completion of the second and third wells it drilled and the construction of a twelve-mile pipeline to tie all three wells into the Jonah gas gathering system that it had previously planned for the third quarter of fiscal 2000. NXT USA holds a combination working interest and overriding royalty interest with respect to this prospect.

     . Gold Coast--Two deep wells have been drilled to date at this 40,000-acre prospect by our U.S. joint venture partner. The first well encountered a thick gas and condensate saturated sand section in the 10,000-foot deep Blair zone that resulted in a 25-foot gas flare at surface during drilling operations. Unfortunately, the operator was forced to junk and abandon this well after a severe casing failure during the cement job. A follow-up well drilled one half mile to the east did not encounter these sands or any deeper productive zones, possibly as the result of an intervening fault zone, and was temporarily abandoned. There are two other wells in the same township (over 23,000 acres) that penetrated the Blair, one of which is now producing from this zone. The other well was drilled in 1963 and resulted in ambiguous well data. We believe that it is probable that the SFD was imaging the Blair, and that the size of the prospective gas reservoir could be significant. The evaluation of these drilling results and determination of future development activities is pending. NXT USA holds a combination working interest and overriding royalty interest with respect to this prospect.

     . Leucite Hills--A single well was drilled, cased and completed by a third-party operator with whom our U.S. joint venture partner is participating at this prospect. This well, which was located approximately one-half mile to the south of our SFD anomaly, was completed as a marginal gas producer. Reprocessed 3-D seismic shows enhanced amplitude believed to be indicative of better-developed porosity and permeability in the same area as the original SFD feature. However, the Bureau of Land Management has declined applications by our U.S. joint venture partner to drill a vertical well at our preferred location as a consequence of rugged surface geography. Further negotiations with the BLM are pending. NXT USA holds a combination working interest and overriding royalty interest with respect to this prospect.

 . Canada: Our Canadian joint venture partner has drilled or participated in seven wells to date in Southern Alberta on three separate play concepts--the Dalroy/Irricana Block, Carbon and Monarch.

     . Dalroy/Irricana Block--In this play, five wells were drilled for the purpose of testing whether the SFD technology and seismic could image the stratigraphically trapped Crossfield member of the Wabamun formation. All five wells were drilled with the assistance of geological mapping together with high-resolution 2-D and 3-D seismic and extensive geophysical modeling of the Crossfield reservoir. All five wells encountered one or more commercial shallow gas reservoirs that were excluded from our earning under the terms of a farm in agreement. Two of the five wells were abandoned after examining the initial well data. Three of the cased wells are currently shut-in monitoring pressures in the open-hole sections. NXT Canada holds a combination working interest and overriding royalty interest with respect to these prospects.

     . Carbon and Monarch--The remaining two wells drilled in Alberta encountered limited gas accumulations in the predicted reservoirs but have been cased. These two wells require further area drilling to justify tie-ins. NXT Canada holds an overriding royalty interest with respect to Carbon, and a combination working interest and overriding royalty interest with respect to Monarch.

Based upon our increased understanding of the SFD technology and our drilling activities over the past two years, NXT has learned the following lessons which it is incorporating into our business strategy:

  . First, stay in areas where we control all potential producing strata. Our SFD technology cannot directly indicate depth, so we need to ensure that the primary imaged horizon is not excluded when drilling in areas involving multiple zones and segmented ownership of mineral rights.

  . Second, continue to encourage testing of the SFD technology in varying play concepts. Like seismic, the SFD technology will work for some play types better than for others. We have not yet tested the SFD technology in many of the more conventional plays in the United States and Western Canada.

   . Finally, concentrate in the short term on prospects that can easily be imaged with standard seismic data in order to ensure that we have a high degree of confidence in our drill sites.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources Corporation a fee equal to 1% of any "prospect profits" (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any prospect profits which we may receive after December 31, 2000. Momentum is controlled and indirectly owned by our two largest stockholders, Messrs. George Liszicasz and R. Dirk Stinson. Each of these stockholders currently serve as our directors, and Mr. Liszicasz also currently serves as our chief executive officer.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Capital Requirements

We have not generated operating revenues to date. Our most likely source of prospective revenue generation would be our Poblano prospect, however, production decisions relating to this field, including construction of a pipeline necessary to tie the wells into the Jonah collection system, have been deferred until the first quarter of fiscal 2001 pending the completion and evaluation of a 3-D seismic program currently being conducted. We do not anticipate that production will commence at any of our projects until the second quarter in fiscal 2001 at the earliest.

Absent revenues, our sole source of cash to fund our operational and capital investment needs are funds we have raised through the private placement of our securities and exercise of employee options. For further information regarding these transactions, see "--Liquidity And Capital Resources--Sources Of Cash" below.

We have budgeted approximately $2,800,000 for the twelve-month period ended September 30, 2001 to cover administrative and operational costs, and an additional $1,000,000 to complete pending drilling and well completion activities. Assuming funds are available, we would also like to budget up to $5 million for prospective acquisition, drilling and completion activities, through investments in working interests with our joint venture partners or directly for our own account.

After taking into consideration gross loan proceeds from the refinance of our aircraft in November 2000 and cash and net working capital available as of September 30, 2000, we have sufficient working capital on hand to fund our current level of operations, including research and development and minimum budgeted capital commitments noted above, for approximately nineteen months, assuming no meaningful revenues and no major expenditures on new capital projects. We anticipate that we will expend a portion of our surplus funds in lease and data acquisition and drilling costs for new projects over the next two to six months where such expenditures are warranted, which will reduce our available capital to fund our monthly burn rate. While one of our objectives in committing to new capital projects will be to preserve sufficient cash flow to fund operations in excess of twelve months from the date of this report, our management nevertheless reserves the right, in their discretion, to expend larger amounts of funds on new capital projects based upon their risk-reward profiles, which could reduce our burn rate to a lesser period of time assuming no meaningful revenues or additional capital in the meantime. The exact amount of funds to be expended on these new capital projects will be ultimately determined by future events over the next six months, including prospect and data evaluation costs, land availability and acquisition costs, and the level of partner drilling commitments. Our ability in the longer term to continue as a going concern will be dependent upon our ability to either:

  . raise additional capital through private or public placements of our securities, or

  . our receipt of meaningful amounts of revenues from our joint venture partners or through our own exploration efforts, which, in either case, will be dependent upon successful exploration and production activities.

We cannot give you any assurance that any SFD Prospect that is drilled will ultimately produce commercially viable quantities of oil or gas. We also cannot give you any assurance that our strategic partners will drill any planned exploratory well on any accepted SFD Prospects at all or by projected drilling dates due to the various factors that may affect the drilling process, including the perceived economics of drilling at any time, the ability of the strategic partner to obtain drilling rights (where necessary) on favorable terms or at all, and the ability of the strategic partner to timely schedule a drilling rig and other drilling services. See "Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition-- Uncertainties And Risk Factors Generally Relating To Our Company And Our Business," generally, and "--We Are Reliant Upon Our Joint Venture Partners For Opportunities To Participate In Exploration Projects" and "--Our Revenues And Cash Flow Will Be Principally Dependent Upon The Success Of Drilling And Production From Prospects In Which We Participate Through Agreements With Our Joint Venture Partners," particularly.

For additional and more detailed information relating to our company and our business, see our annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

Results Of Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our three-month and nine-month interim fiscal periods ended September 30, 2000 and September 30, 1999, respectively.

Operating Loss

We incurred an operating loss of $1,061,623 for our three-month interim period ended September 30, 2000, as compared to $618,809 for the three-month interim period ended September 30, 1999, representing a $442,814 or 71.6% overall decrease. For our nine-month interim period ended September 30, 2000, we incurred an operating loss of $1,852,716 as compared to $1,382,781 for the nine-month interim period ended September 30, 1999, representing a $469,936, or 34%, overall increase.

Impairment Of Oil And Natural Gas Properties

The $487,256 impairment of oil and natural gas properties for our three-month and nine-month interim periods ended September 30, 2000 relates to the write-off of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. Since we do not have proved reserves to date, these costs are fully expensed notwithstanding our continuing active exploration and development activities with respect to each of the prospects that contain these wells.

Relative Changes In Administrative Expense

The $18,237, or 4.9% and $224,882, or 25.1% increases in administrative expense for our three-month and nine-month interim periods ended September 30, 2000, respectively, over these same periods in fiscal 1999, were primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 2000. The most significant cost increase for our three-month and nine-month interim periods ended September 30, 2000, respectively, over the same period in fiscal 1999, were in wages and benefits and payments to consultants and office rental expense.

Relative Changes In Amortization and Depreciation

The $139,476, or 97.8% increase in amortization and depreciation for the nine-month interim period ended September 30, 2000, over the same period in 1999, was primarily attributable to additional depreciation and amortization arising in connection with our acquisition of a second survey aircraft, additional purchases of computer equipment and software, and additional leasehold improvements arising from the recent expansion of our executive offices and research and development facilities. The decrease of $8,378 or 11.8% in amortization and depreciation for the three-month interim period ended September 30, 2000, over the same period in 1999, was due to an adjustment which increased amortization and depreciation recorded in the third quarter of 1999.

Relative Changes In Research and Development Expense

Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our SFD Survey System and related components. The $57,031, or 147.8% and $129,333, or 95.4% increases in research and development expense for our three-month and nine-month interim periods ended September 30, 2000, respectively, over these same periods in 1999, were principally attributable to salaries associated with additional research and development staffing as we continued to focus increased efforts to improve the operation and efficacy of our SFD Survey System.

Relative Changes In Survey Operations And Data Analysis Expense

Survey operations and data analysis expenditures consist primarily of any costs we incur conducting commercial SFD survey activities. These costs can be generally broken down into the following two components:

  . aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our joint venture partners are required to reimburse us for); and

  .  allocable salaries incurred by our personnel interpreting SFD data.

Our gross survey operations and data analysis expense (before taking any joint venture partner reimbursements into account) for our three-month and nine-month interim periods ended September 30, 2000 was $67,710 and $142,930, respectively, as compared to $92,001 and $184,104 for the same periods in fiscal 1999. The decrease in total survey operations and data analysis expense was primarily attributable to a lesser amount of interpretation time arising from our increased inventory of prospects and fewer survey flights carried out over these periods.

Our net survey and data analysis expense (after taking into consideration joint venture partner reimbursements of $119,582) for the three-month period ended September 30, 2000, was a recovery of $51,872, representing an decrease of $134,617, or 162.7% from $82,745 for the same period in fiscal 1999.

Our net survey and data analysis expense (after taking into consideration joint venture partner reimbursements of $139,860) for the nine-month period ended September 30, 2000 was $3,070, representing a decrease of $85,605, or 96.5% from $88,675 for the same period in fiscal 1999.

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

The $23,285, or 45.2% and $62,437, or 51.9% increases in survey support expense for our three-month and nine-month interim periods ended September 30, 2000, respectively, over these same periods in fiscal 1999, were primarily attributable to an increase in salaries associated with additional support staff necessary for our increased level of survey operations and data analysis.

Expectations Relative To Future Expense Levels

We effectively doubled our company staff for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 through the hiring of key professionals, including executive, geological, geophysical, scientific, information technology and aviation personnel. As a consequence of these staff additions, we anticipate that future hirings over the pending fiscal year will be minimal. We anticipate that our total operating expenses will continue to significantly increase on a quarterly basis through the end of fiscal 2000 as a result of the additional wages and employee benefits to be paid to any additional personnel we may hire as well as an increased level of operations which will be facilitated by recent and anticipated hirings.

Other Income And Expense

  .  Interest Income

     We earned $71,439 and $286,981 in interest income for our three-month and nine-month interim periods ended September 30, 2000, respectively, as compared to $116,161 and $244,336 for the same periods in fiscal 1999. The increase in interest income for fiscal 2000 was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our common stock in May 1999.

Liquidity And Capital Resources

  .  Sources of Cash

     Our cash flow requirements from our inception as NXT USA (October 20, 1995) through September 30, 2000 were funded principally from:

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

      . the exercise on March 31, 2000 of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share, resulting in gross proceeds to our company of $1,500,000; and

      . the exercise of employee stock options during fiscal 1999 and the first nine months of fiscal 2000, resulting in net proceeds to our company of $953,819.

 .    Cash Position and Sources And Uses Of Cash

     Our cash position as of September 30, 2000 was $3,978,371, as compared to $9,068,723 as of December 31, 1999. Our cash position as of September 30, 1999 was $9,644,054, as compared to $4,713,822 as of December 31, 1998. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

     The $5,090,352 decrease in our cash position as of September 30, 2000 as compared to December 31, 1999 was attributable to $2,149,840 in cash raised through financing activities, partially offset by $1,393,269 in cash used in operating activities, $5,796,859 in cash used in investing activities, and a $50,064 comprehensive loss due to the effect of exchange rate changes. The $4,930,232 increase in our cash position as of September 30, 1999 as compared to December 31, 1998 was attributable to $6,094,868 in cash raised through financing activities, partially offset by $906,819 in cash used in operating activities, $163,242 in cash used in investing activities and a $94,575 comprehensive loss due to the effect of exchange rate changes.

       Our operating activities required cash in the amount of $1,393,269 for the first nine months of fiscal 2000, as compared to cash requirements of $906,819 for the first nine months of fiscal 1999. The $1,393,269 in cash used in operating activities for the first nine months of fiscal 2000 reflected our net loss of $2,052,991 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $906,819 in cash used in operating activities for the first nine months of fiscal 1999 reflected our net loss of $1,138,445 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

       We raised $2,149,840 in cash from financing activities for the first nine months of fiscal 2000, as compared to $6,094,868 in cash raised from financing activities for the first nine months of fiscal 1999. The $2,149,840 in cash raised through financing activities for the first nine months of fiscal 2000 was comprised of $1,500,000 in gross proceeds from the exercise of warrants and $649,840 in gross proceeds from the exercise of employee stock options. The $6,094,868 in cash raised through financing activities for the first nine months of fiscal 1999 was principally comprised of $5,998,652 in net proceeds from the private placement of common stock and $95,000 in gross proceeds from the exercise of employee stock options.

       We used cash in the amount of $5,796,859 for investing activities for the first nine months of fiscal 2000, as compared to $163,242 in cash used for investing activities for the first nine months of fiscal 1999. The principal use of cash for the first nine months of fiscal 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($2,513,764) and to acquire property, equipment, computer software and leasehold improvements ($3,455,276), including the purchase of a second survey aircraft for $2,790,000. The principal use of cash for the first nine months of fiscal 1999 was to acquire property, equipment and computer software ($134,670) and to acquire drilling rights in exploratory blocks pursuant to working interest elections ($28,125)

Other Matters

Foreign Exchange Fluctuations

We recorded a $50,064 foreign currency translation loss for the first nine months of fiscal 2000 as a comprehensive loss item on our statements of loss and stockholders' equity (deficit) in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I,
Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first nine months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

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

     . any quarterly reports on form 10-Q or amendments thereto which we may file during the remainder of fiscal 2000, and

     .    any current reports on Form 8-K we may file subsequent to this report

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

     . We Are A Development Stage Enterprise Which Has Accumulated Losses Since Our Inception, And We Anticipate That We Will Continue To Incur Operating Losses For The Near Future

          We are a developmental stage enterprise since we have not received any oil or gas revenues to date, and have, as a consequence of our lack of revenues, incurred a cumulative net loss (before comprehensive losses) in the amount of $6,147,907 from our inception in October 1995 through September 30, 2000. Our ability to generate revenues and profits will depend primarily upon the successful implementation of our business plan, which is dependent at this point in time upon one or more of our joint venture partners successfully drilling and producing commercially viable quantities of oil or natural gas from SFD Prospects we identify. We do not anticipate that we will receive any oil or gas revenues until the second quarter of fiscal 2001, at the earliest. We anticipate that we will continue to incur significant losses on a month-to-month basis for at least twelve to eighteen months going forward from the date of this report, notwithstanding our receipt of oil and gas revenues based upon our internal projections, due to our significant monthly operating and research and development costs.

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

            . the availability of capital resources of the joint venture partner for land acquisition, drilling, completion and tie-in expenditures;

            . the timing of drilling, completion and tie-in activities, and the economic conditions at such time, including then prevailing prices for oil and gas; and

            .    the timing and amount of distributions from the production.

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

          Pursuant to our business plan, our revenues and cash flow will, at least in the near-term, be principally dependent upon the success of drilling and production from prospects in which we participate through agreements with our joint venture partners in the form of an overriding royalty or a working interest or other participation right. The success of these prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost to our joint venture partners to drill, complete, tie-in and operate wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Our partners' inability to successfully locate and drill wells that produce commercial quantities of oil and gas would have a material adverse effect on our business, financial position and results of operations.

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

            .  SFD Survey Flight Operations

               The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation with the exception of flight rules promulgated by the Federal Aviation Administration and Transport Canada governing the use of private aircraft, including rules relating to low altitude flights.

            .  Oil And Gas Exploration And Development Projects

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

            .  SFD Survey Flight Operations

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

            .  Oil And Gas Exploration And Development Projects

              The oil and gas exploration and development projects in which we participate through our joint venture partners will also be subject to the usual hazards incident to the drilling of oil and gas wells, including the risk of fire, explosions, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. In addition to the foregoing, offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards can cause personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

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

  . There Is An Inherent Conflict Of Interest Arising As A Result Of The Relationship Between Our Two Principal Stockholders And The Licensor Of Our SFD Technology

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

     While Messrs. Liszicasz and Stinson and our company have each executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remediate these conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of the conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Messrs. Liszicasz and Stinson may be forced to resign their respective positions with our company.

Our Statements About Anticipated Events Or Future Trends May Prove To Be Inaccurate

In this report we have made a number of statements, which we refer to as "forward-looking statements," generally relating to our expectations or speculations as to future events and our observations as to trends and factors that may impact our future operating results. You can generally identify any forward-looking statements contained in this report through words such as "anticipate," "believe," "estimate," "expect," "budget" and "project" and similar expressions. Forward-looking statements that are contained in this report, for example, include statements relating to:

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

            . changes in our business plan and corporate strategies or that of our joint venture partners;

            . delays in our ability to conduct and complete SFD surveys or interpret SFD data,

            . delays on the part of our joint venture partners in planning SFD survey activities, in conducting geologic and geophysical evaluations of recommended anomalies, in acquiring drilling rights, in conducting exploratory drilling activities and completing wells, and in connecting producing wells to pipelines and other production infrastructure; or

            . the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk;" and

     . the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10--K (amendment no. 1) for our fiscal year ended December 31, 1999.

As a consequence of the forgoing factors, you are cautioned not to put undue reliance on any forward-looking statement contained in this report.

We are not obligated to update or revise any forward looking statement contained in this report to reflect new events or circumstances except to the extent required by law. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934, which establishes a safe-harbor from private actions for forward-looking statements as defined by Section 21E.

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

Currency Fluctuations

An additional significant market risk relates to foreign currency fluctuations between United States and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based joint venture partners will be denominated in Canadian currency, our financial position could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

Our Annual Meeting of Stockholders was held on September 14, 2000. At the meeting the holders of our common stock elected Messrs. George Liszicasz, Daniel
C. Topolinsky, R. Dirk Stinson, Lorne W. Carson, Dennis R. Hunter and John A. Thomson to serve as our Non-Series A Directors, and the holders of our series "A" preferred stock elected Messrs. Jon E.M. Jacoby and K. Rick Turner to serve as our Series A Directors. The tally of the votes is set forth below:

                                                                        Vote
                                                  -------------------------------------------------
      Name of Nominee                                 For             Withhold           Abstain
  -------------------------------                 ----------      ----------------   --------------
  Non-Series A Directors:

       George Liszicasz.....................       12,202,491             0                 0

       Daniel C. Topolinsky.................       12,202,491             0                 0

       R. Dirk Stinson......................       12,202,491             0                 0

       Lorne W. Carson......................       12,202,491             0                 0

       Dennis R. Hunter.....................       12,202,491             0                 0

       John A. Thomson......................       12,202,491             0                 0

  Series A Directors:

       Jon E.M. Jacoby......................          800,000             0                 0

       K. Rick Turner.......................          800,000             0                 0

The holders of our common stock also ratified the appointment of Arthur Andersen LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2000 by the following vote: 12,129,497 shares voting For, 65,018 shares Withheld, and 7,976 shares Abstaining. There were no broker non-votes with respect to any matter presented for vote at our Annual Meeting of Stockholders.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

27   Financial Data Table

Reports On Form 8--K

None

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report on form 10--Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 16/th/ day of November, 2000.

                         Energy Exploration Technologies

                         By: /s/ George Liszicasz
                             ----------------------------------------
                             George Liszicasz
                             Chief Executive Officer
                             (principal executive officer)

                          By: /s/ Daniel C. Topolinsky
                              -----------------------------------------
                              Daniel C. Topolinsky
                              President and Chief Operating Officer
                              (principal executive officer)


                          By: /s/ John M. Woodbury, Jr.
                              -----------------------------------------
                              John M. Woodbury, Jr.,
                              Chief Financial Officer
                              (principal accounting officer)