Form 10-K
period 2000-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2001-04-02
CIK 1009922

As filed with the Securities and Exchange Commission on April 2, 2001

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-K
_________________
[ X ]	Annual
For the fiscal year ended December 31, 2000
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number:  0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)
Nevada	61-1126904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (403) 264-7020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $0.001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2001 was approximately $13,660,000 based upon the closing price per share of the registrant's common stock of $3.125 on that date.

The number of shares outstanding of the registrant's common stock as of March 29, 2001:  13,112,116 shares.

Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of stockholders to be held later in fiscal 2001.

_________________

The information set forth in Item 1 of this annual report, captioned "Business," is current as of March 29, 2001, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than Item 1 is current as of December 31, 2000, unless an earlier or later date is indicated in those sections.

All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to rates of exchange and currency conversion, see note 2(m)  to our consolidated financial statements.

PART I

ITEM 1.     BUSINESS

Overview

Energy Exploration Technologies ("we," "our company" or "NXT") is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects. We are a publicly traded company whose common stock trades over-the-counter on the NASD Electronic Bulletin Board under the symbol "ENXT." Our principal executive offices are located at 840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2, and our telephone number is (403) 264-7020.

We use our SFD technology to survey or reconnoiter large exploration areas from our survey aircraft at speeds of approximately 200 mph to identify and "high-grade" leads for further evaluation and potential drilling. Our SFD technology is a recently developed technology which we adapted for airborne survey operations and field tested for independent geologists and our joint venture partners during 1996 and 1997. We commenced SFD survey activities on a full commercial basis for our joint venture partners in 1998.

Our SFD technology affords us the relatively inexpensive ability to obtain near real-time analysis and interpretation of potential hydrocarbon accumulations in a matter of days or weeks, as compared to months and in some situations years in the case of the seismic methods currently employed by the oil and gas exploration industry for wide area exploration or reconnaissance. These cost and time advantages will ultimately enable us to effectuate potentially significant reductions in oil and gas exploration "finding costs." Finding costs include the cumulative costs of acquiring seismic, purchasing mineral rights, and drilling and completing exploration wells. The ability to reduce finding costs is an extremely important financial benchmark in the oil and gas industry, insofar as low finding costs represent a measure of an oil and gas company's ability to effectively and efficiently find new reserves and to generate cash flow.

We conduct our SFD reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through two wholly-owned operating subsidiaries: NXT Energy USA Inc. which focuses on United States-based exploration principally on behalf of our United States-based joint venture; and NXT Energy Canada Inc. which focuses on Canadian-based exploration on behalf of our Canadian-based joint ventures and for our own account. All reconnaissance exploration activities are conducted by NXT Energy USA and NXT Energy Canada using NXT-owned aircraft operated by our two wholly-owned aviation operation subsidiaries, NXT Aero USA Inc. and NXT Aero Canada Inc. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD survey system.

Corporate History

We were initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation." In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock. As consequence of this reverse acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock. Prior to this transaction we were a corporate shell conducting no active business, and NXT Energy USA was a development stage research and development enterprise holding world-wide rights to use what is now our SFD technology for hydrocarbon exploration purposes. Immediately after this transaction we changed our name to "Pinnacle Oil International, Inc," and subsequent to that, on June 13, 2000, changed our name to Energy Exploration Technologies.

Corporate Objective

Our corporate objective is to become an industry leader in technology-driven oil and gas exploration. Utilizing our unique and exclusive SFD technology, we believe we can provide competitive advantages to our joint venture partners not seen in the exploration business.

Business Strategy

Our primary objective at this stage of our development is to continue to statistically demonstrate and prove-out the efficacy of our SFD technology through the drill-bit on an appropriate number of representative prospects. Only by so proving our SFD technology to oil & gas industry explorationists-who are traditionally conservative, cautious and skeptical of new technologies-will we be able to achieve the industry market acceptance, and resultant access to the large amounts of capital to fund the exploration, land acquisition and drilling efforts, that will be necessary to fully exploit the commercial potential of our SFD technology.

Since September 1999 NXT has either participated with our joint venture partners in or carry a non-participatory interest in eighteen exploratory wells concentrated in two geographic regions, southwestern Wyoming and southern Alberta. The results of these drilling efforts have been mixed. The limited drilling results to date appear to validate the effectiveness of our SFD technology insofar as most of the wells drilled have encountered hydrocarbon bearing formations, although the utility of these results in empirically validating the SFD are complicated by a number of factors relating to play selection, such as the low porosity or tight sands. The wells have not, however, been demonstrated to date as satisfactory commercial successes to date for a variety of reasons. With respect to southwestern Wyoming, a number of drilled and cased wells have not yet been tied into gas pipelines, and a number of other drilled wells have not been completed, due to cost and distance factors. Moreover, a number of other prospects in this locale have not been developed due to environmental considerations. In the case of southern Alberta, while a number of our drilling efforts encountered commercial zones, these zones are in shallower horizons which NXT has been excluded from participating in pursuant to the terms of underlying drilling contracts entered into by our joint venture partners.

An additional factor that has adversely affected NXT's ability to prove-out our SFD technology through the drill bit has been the unprecedented drop and then unprecedented rise in oil and natural gas prices, and the adverse impact of those changes on our exploration programs. Specifically, during 1998, when oil prices dropped to historical lows, our joint venture partners were extremely cautious in acquiring land positions and commencing drilling projects due to poor drilling economics, notwithstanding the availability of land at low prices. Thereafter, during the period beginning in mid-1999 and continuing until today, land acquisition prices have rapidly increased to unprecedented levels as a result of the increase of oil and natural gas prices to historical highs. While our joint venture partners increased their activity level as a consequence of the better drilling economics attendant to higher oil and natural gas prices, their efforts to acquire drilling rights for many favorable SFD-qualified locations have been frustrated as a consequence of the intense competition and extraordinarily high prices required to acquire those rights. NXT and its joint venture partners have each, for instance, made lease bids they believed to be sufficiently aggressive in a number of areas defined by our SFD technology, but lost out to the successful bidder by factors ranging from 2X to 10X. As a result, we have not had the volume of drilling results we had hoped for over the past 18 months and, equally important, have been unable to acquire drilling rights for a number of our best SFD-qualified prospects.

A third factor is play selection. Decisions under our joint venture agreements relative to which areas to explore, which plays to drill, and which drilled wells to complete and tie-in are dependent upon the decisions of our joint venture partners, and in many cases revolve around geological/geophysical or economic considerations that are not necessarily coincident with NXT's primary objective for the test well to be a true and unambiguous test of our SFD technology. For example, a number of wells in which we have participated to date have been drilled at locations outside the optimum area selected by our SFD technology as the best location for a number of reasons. In some of these cases there was no choice as we were required to participate in a well with a third party to earn into the prospect. In other cases the decision was made based strictly upon geological or geophysical considerations factors unrelated to our SFD data. As alluded to above, some of the locations drilled were unconventional and technically difficult plays due to low porosity, while in other locations shallower producing zones were excluded as a condition to drilling the location.

Finally, the exploration and drilling process is, by definition, an expensive, time-consuming, complicated and risky process, even with the advantages afforded by our SFD technology. Also, while we believe we have taken great strides in developing our SFD technology, it nevertheless still remains in its infancy as a predictive tool, and further development is required with respect to improving the operational performance and abilities of the technology itself and the quality of the SFD data generated, as well as advancing the process of interpreting SFD data, in order to achieve the commercial potential of our technology. As such, advancements in both the operation of the technology and the interpretive process will be analogous to the development of seismic as a geophysical data acquisition and interpretation technique. These advances will only be achieved by further research and development efforts toward improving our SFD technology, and additional hands-on experience by our geological and geophysical staff in interpreting SFD data under a much wider variety of geological, geophysical and operational circumstances, and the development of detailed statistical databases of these results in order to identify trends and performance criteria and to otherwise quantify the interpretation process. For these reasons our joint venture partners, who are responsible for contributing the bulk of funds for the exploration, land acquisition and drilling operations under our joint venture agreements, have been extremely cautious in testing the technology through the drill-bit. These partners have also indicated, in view of the drilling results to date, that they will continue to be very cautious going forward pending further developments.

Based upon our recent experience, we now believe that the most effective strategy to attain our primary objective in proving out our SFD technology is twofold, as follows:

  first, in order to continue to prove-out our technology through the drill bit, NXT will:

    continue to acquire and develop prospects on a joint working interest basis with our joint venture partners in the same manner as we have previously done, and concurrently with developing projects under our joint venture agreements, take the lead in selected circumstances in controlling the direction and timing of the exploration, land acquisition and development process in order to accelerate the proving-out process; and

  second, NXT will focus on developing detailed statistical databases of SFD survey results in order to identify trends and performance criteria and to otherwise qualify the interpretation process, which will afford both present and prospective joint venture or drilling partners with more objective empirical information on the operational abilities of our SFD technology.

By taking control of the exploration, land acquisition and development process under selected circumstances as discussed above, NXT will attempt to ensure that the following objectives, which we consider to be lessons learned over the past year, are appropriately addressed:

  We focus our drilling efforts on areas we believe represent true and unambiguous tests of our SFD technology.

  We test our SFD technology in an appropriate number of varying play concepts.  Like seismic, our SFD technology will work for some play types better than for others. For example, we have not yet tested our SFD technology in many of the more conventional plays in the United States and Western Canada.

  We concentrate, at least in the short term, on prospects that can easily be imaged with conventional seismic data in order to ensure that we have a high degree of confidence in our drill sites.

  We expeditiously pursue seismic, land acquisition and drilling operations to prove-out prospects when we believe the circumstances to be warranted.

  We focus our exploration efforts on areas in which we believe we will have a reasonable opportunity to also focus our exploration efforts on areas which we believe prospectively contain subsurface structures and other features indicative of large hydrocarbon accumulations which our SFD technology has previously demonstrated to be particularly adept at locating.  By way of example, we believe that our SFD technology is particularly adept at finding basement structures and pinnacle reefs-small structures that are very difficult to locate due to their very small areal extent but which can be very prolific producers due to their depth and trapping mechanism.

  We avoid exploration areas where we cannot acquire all production zones.  This is an issue because our SFD technology cannot to date determine the depth of subsurface structures or other potential hydrocarbon-bearing features with a sufficient degree of accuracy. For instance, our exploration efforts in southern Alberta to date have focused on finding deep pools in areas known to contain gas in shallower zones which the land holder reserved and carved out from the farm-out agreement. While our exploration efforts sometimes indicated the existence of hydrocarbons signals, we were unsure if they were in shallow or deeper zones. Our drilling efforts on these prospects resulted in commercial quantities of gas in the reserved shallower zones in some cases; while gas or oil discovered in the deeper zones occurred in marginal commercial quantities due to permeability and porosity issues. While our SFD technology is arguably successful in identifying this shallow gas, it is not a commercial success since we are not entitled to any share of production from these shallower zones.

  We also avoid exploration areas with inherent technical difficulties of a nature our SFD technology cannot currently satisfactorily address.  Our SFD technology cannot to date determine whether reservoirs or sands containing SFD-identified prospects have sufficient permeability and porosity to enable any hydrocarbon accumulations to be extracted in commercial quantities. By way of example, our exploration efforts in Wyoming to date have principally focused on delineating over-pressurized gas sands well-known for their low permeability and porosity. Even though we have been technically successful in locating these types of accumulations, the tight sands make it difficult to extract the gas. As a consequence, new and expensive fracing techniques may be required, or drilling efforts may be limited to locations identified by 3D seismic to contain fractures or micro-faults. Development of these types of accumulations have been delayed pending resolution of these issues.

This evolution in our business strategy to lead and take control of the exploration process in selected circumstances is a new development, as NXT has only recently put into place the geophysical staff necessary to augment our geological staff in order to properly evaluate prospects for acquisition and drilling. The major consideration in pursuing this revised strategy as compared to the previous strategy of letting our joint venture partners determine all exploration, land acquisition and drilling strategies is the perceived need to participate in both seismic and land acquisition costs. In the past we generally participated with our joint venture partners on a 22.5% and 77.5% working interest split, but without any obligation to participate in seismic costs. We will endeavor to continue to participate with our joint venture partners on the same basis, although our interest will likely be increased to 50% on some of the prospects we will control, and we may share seismic costs on the same basis on selected prospects. Once we have acquired drilling rights, actual drilling, production and marketing activities would be conducted by our joint venture partners or through contracted third parties.

It should be noted that prospects that are confirmed through exploratory drilling as containing commercial quantities of oil and gas may become immediately marketable based on the size of the estimated reserves. It is therefore not necessary to actually place production wells on-line to recognize some value of these reserves, and we may consider selling the reserves and associated drilling rights to third parties based upon a discounted cash flow formula derived from estimated reserves and other production and market factors. We also anticipate that we will have the similar ability, once our SFD technology is more widely demonstrated, to sell SFD prospects on the market, even if exploratory wells have not been drilled. We have, in fact, set up a mechanism under our joint venture agreements to dispose of lower-ranked SFD prospects which may have commercial value.

Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and gas industry and its experience and attitudes toward new and unproven technologies, the only practical way for NXT to further demonstrate our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint-venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to statistically prove-out the efficacy of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie-them into sales or gathering systems, are very expensive and can easily exceed $1 million per well, the overall cost to prove-out our SFD technology over at least 30 prospects will be fairly high and will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs. You should read that section of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Liquidity And Capital Resources-Capital Requirements Going Forward," for further information relating to NXT's current capital resources and the amount of funds it will require in order to facilitate our proposed fiscal 2001 drilling program.

Exploration Efforts

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

Our Canadian exploration efforts to date have been focused on southern and central Alberta. The majority of these exploration activities have been conducted under an exploration joint venture agreement with Encal Energy Ltd., a Calgary-based exploration and production company. Under this agreement we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Encal.

Over the past year we also demonstrated our SFD technology in parts of central and northwestern Alberta and northeastern British Columbia for two prospective joint venture partners, pursuant to agreements whereby they would pay all of our aerial surveys costs. We have reached material agreement with the first joint venture partner, a small independent public Canadian exploration company which has formally accepted nine prospects for development, and anticipate the joint venture agreement will be finalized and signed in the near future. The second prospective joint venture partner, a large independent public Canadian exploration company, declined to participate further pending additional statistical and drilling verification. We are currently in negotiations with a third prospective joint-venture partner, a small private independent Canadian exploration company, relative to conducting surveys in two basins in eastern Canada.

We have also conducted exploration, seismic and land acquisition activities in western Canada on a limited basis for our own account over the past one and one-half years, and recently accelerated this process. We anticipate developing these prospects through a joint venture with one of our Canadian joint venture partners.

From the inception of our commercial airborne survey activities in mid-1997 through the date of this annual report, we have flown over:

  166 surveys in 20 exploration areas in the United States and Canada for our joint-venture partners and, based upon our analysis and interpretation of SFD data acquired during these flights, tendered to those partners 155 prospects in these areas which we believe to have commercial potential, and

  31 surveys in three exploration areas for our own account, and identified 12 prospects in these areas which we believe to have commercial potential.

Of the 155 prospects we have tendered to our current joint venture partners:

  Eleven prospects have been accepted by our joint venture partners for acquisition and drilling upon completion of their geological and geophysical evaluation;

  21 prospects have been designated as "key tracts" by our joint venture partners for future drilling based upon long-term considerations such as land availability;

  64 prospects have been rejected by our joint venture partners and have either reverted to NXT for our own account or will be jointly exploited by NXT and the joint venture partner pursuant to the terms of the joint venture agreement; and

  the balance of the tendered prospects remain subject to acceptance pending completion of geological and geophysical evaluation, land acquisition or other considerations.

Of the 12 prospects we have identified for our own account, we have entered into stand-alone agreements with our partners to acquire and develop one of these prospects. We are currently advancing the balance of these prospects using available seismic to help market these opportunities either to existing partners or industry participants.

The joint venture agreements we have entered into with CamWest and Encal generally entitle us to elect to receive either a capital investment and generally risk-free overriding royalty of 5% to 8% of oil or natural gas revenues received by the joint venture partner with respect to the prospect, or a working interest of up to 45% of the joint venture partner's net revenues with respect to the prospect. In any situation where we elect to receive this royalty, our joint venture partner will be responsible, at its own cost and risk, to acquire the necessary drilling rights and to acquire or conduct the necessary seismic for the prospect if it has not already done so, and to conduct all drilling, production and marketing activities necessary to exploit the prospect. In any situation where we elect to participate on a working interest basis, we must bear our share of the acquisition of mineral and drilling rights (if necessary), drilling and production costs incurred with respect to the prospect based upon our working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for acquiring or conducting all seismic and conducting and managing all drilling, production and marketing activities to exploit the prospect. Our joint venture partners are also required under the terms of their joint venture agreements to reimburse us for 100% of the expenses we incur in conducting aerial surveys for that partner.

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically a 22.5 working interest and a 4% overriding royalty. However, as previously discussed, NXT has recently evolved our business strategy to lead and take control of the exploration process in selected circumstances with respect to prospects we acquire for our own account. The major consideration in pursuing this revised strategy as compared to the previous strategy of letting our joint venture partners determine all exploration, land acquisition and drilling strategies is the need to participate in both seismic and land acquisition costs. In the past we generally participated with our joint venture partners on a 22.5% to 77.5% working interest basis, but without any obligation to participate in seismic costs. With respect to prospects we acquire for our own account we will endeavor to continue to participate with our joint venture partners on the same basis, although our interest will likely be increased to 50% on many of the prospects we will control, and we will share seismic costs on the same basis. In either case we will continue to earn a gross overriding royalty on production revenues. Once we have acquired drilling rights, actual drilling, production and marketing activities would be conducted by our joint venture partners or through contracted third parties. For further information regarding our joint venture partners and joint venture agreements, see "-Joint Venture Partners And Arrangements."

Drilling Results

The status of our current drilling and completion activities as of the date of this report is as follows:

United States

Our U.S. joint venture partner, CamWest, has drilled or participated in seven wells to date in the Green River Basin in southwestern Wyoming on three separate prospects-the Poblano/Juel Springs block, Gold Coast and Leucite Hills South. The Green River Basin is well-known for containing natural gas in marginally permeable tight sands, which ultimately makes extraction of gas in commercial quantities very difficult. Six of these wells (Poblano/Juel Springs and Gold Coast) targeted unconventional deep over-pressured gas sands, while the remaining well (Leucite Hills South) targeted conventional shallow gas sands.

  Poblano/Juel Springs-We elected through NXT Energy USA to participate on a working interest basis with CamWest in drilling exploration wells on two contiguous ten square mile prospects-Poblano, which is located approximately eight miles southeast of the giant multi-TCF Jonah field; and Juel Springs, which adjoins Poblano to the south. CamWest has since drilled three deep wells at Poblano, while a third-party operator drilled a fourth deep well at Juel Springs. As a consequence of our elections under our joint venture agreement, we acquired a combination 16.875% overall working interest and a 2.49% net overriding royalty interest on the Poblano exploration block, and a combination 5.625% overall working interest and a 0.8% overall net overriding royalty interest on the Juel Springs exploration block.

All four wells drilled to date encountered over-pressured gas sands at depths to 13,300 feet that have very low permeability. Two wells-one each at Poblano and Juel Springs-were subsequently cased and completed as marginal gas producers based upon $2 per mmcf/d gas prices. The well completed at Poblano tested rates as high as 1.2 to 2.4 mcf/d, although a stabilized flow was not achieved due to production of extraneous water. While pressure gradients at our Poblano wells (approximately 0.70 psi/ft) appear to be higher than those typically found at Jonah (approximately 0.53 psi/ft), the overall quality of the Poblano reservoirs in terms of porosity and permeability appear to be slightly lower. The Juel Springs well also encountered higher than normal pressure gradients. The Poblano/Juel Springs pools are capable of producing from the Mesa Verde formation, a deeper interval than the producing Lance formation at Jonah.

Based upon the similarities between  Poblano and Jonah reservoir characteristics, CamWest has decided to follow the approach successfully used to develop Jonah. Specifically, we believe that the large increases in commercial production rates at Jonah over the past several years, ranging from an average of approximately one to two mmcf/d per new well at the commencement of development in 1994 to approximately five to six mmcf/d per new well today, can be primarily attributed to a strategy of selecting drilling locations through the identification of natural micro-fracturing of the productive reservoirs as identified from analysis of 3D seismic in conjunction with infill drilling results. In furtherance of this belief, CamWest decided in late summer to participate in a 144 square mile 3D seismic program, which we hope will enable it to delineate the fault and micro-fracture patterns propagated in Poblano's gas-charged reservoirs, as well as information regarding several other SFD prospects in the surrounding area. We believe that Poblano will have the potential, if satisfactory information is acquired through this pending seismic program, to also deliver commercial production results on a well by well basis.

Pending the completion and evaluation of the 3D seismic program, CamWest decided for cost considerations to delay the completion of the second and third wells it drilled on Poblano and the construction of a twelve-mile pipeline to tie all three wells into the Jonah gas gathering system that it had previously planned for the third quarter of fiscal 2000. Given the scope and complexity of the 3D seismic program, the relatively high costs to drill and complete wells due to the depth of the Mesa Verde group, and the possible need to utilize relatively new and expensive fracing techniques specific to that formation, we anticipate that the decision to continue development of this field will be not be made by CamWest until mid-to-late 2001 at the earliest. We have not ascertained the potential estimated or proven reserves of the reservoirs at the Poblano/Juel Springs block.

  Gold Coast-We elected through NXT Energy USA to participate on a working interest basis with CamWest in drilling an exploration well on this 40,000-acre exploration block. Pursuant to our election under our joint venture agreement, we acquired a combination 14.875% overall working interest and a 2.1% overall net overriding royalty interest on the overall exploration block. CamWest has since drilled two deep wells to date at this prospect. The first well encountered a thick gas and condensate saturated sand section in the intermediate Blair section that resulted in a 25-foot gas flare at surface during drilling operations. Unfortunately, CamWest was forced to junk and abandon this well without drilling to the deeper formation after the intermediate casing collapsed. A replacement well drilled one-half mile east of the original test well did not encounter the quality of sand and shows encountered in the Blair in the initial well. The deeper Muddy sand was also poorly developed, and despite gas shows from fractured intervals this well has been temporarily abandoned. The evaluation of these drilling results and determination of future development activities is pending a number of considerations, including further seismic delineation of the area and the release of adjacent lands for drilling as the result of a pending environmental assessment by the Bureau of Land Management.

  Leucite Hills South-We elected through NXT Energy USA to participate on a working interest basis with CamWest in drilling an exploration well on this ten square mile prospect. In order to acquire drilling rights for this prospect-a conventional shallow sand play-and to earn the right to drill our most prospective location, the owner of the mineral rights required CamWest to farm-in on a test well to be drilled by the owner as operator in a location approximately one mile to the south of our recommended SFD prospect. This well was drilled, cased and completed as a 200 mcf/d gas test. The operator will tie the well into a proposed gathering system when additional area production warrants. No additional exploratory or step-out wells have been scheduled for drilling at this location to date. While NXT did not conduct extensive SFD surveys over the drilling location in this original earning section, the operator had 3D seismic data over the area which indicated a reasonable chance of success, and the participation in that well therefore appeared warranted in order to earn the right to drill on our preferred location. As a consequence of the farm-in, we acquired a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in that section.

Since the drilling of the first test well, the operator has attempted to obtain a permit to drill a vertical test well on our recommended SFD prospect, however, the Bureau of Land Management has declined to grant the permit due to rugged surface geography. The operator continues to negotiate with the BLM with respect to this matter. If the BLM does not ultimately approve a vertical well, the operator would most likely have to drill a more expensive directional well to access the area. It should be noted that the operator now has reprocessed 3D seismic which infers enhanced porosity and permeability in the portion of the prospect recommended by NXT as compared to the location of the test well.

Canada

Encal has drilled or participated or holds an interest in eleven wells drilled to date in Southern Alberta on four separate prospect areas-Monarch, the Dalroy/Irricana block, Carbon and Parflesh. Monarch is located near Lethbridge, while the Dalroy/Irricana block, Carbon and Parflesh are all located in the same general area east of Calgary, Alberta, on lands held by a common mineral owner. As a condition to allowing Encal to drill test wells on its properties, the common mineral owner expressly excluded rights to all shallow gas on these three prospects under the terms of the farm in agreement.

  Monarch-We acquired through NXT Energy Canada a combination 22.5% overall working interest and a 3.1% overall net overriding royalty interest on lands acquired by Encal in this exploration block under our joint venture agreement. Encal's initial exploratory well has been cased and completed, and tested commercial quantities of gas. A second well was recently drilled on this block by a third party operator after NXT and Encal farmed-out their interests. This well has been cased and will be completed by that operator after spring break-up. This well, if successful, could justify building a gathering system into the area picking-up our first well. The potential estimated or proven reserves of these reservoirs have not been ascertained.

  Dalroy/Irricana Block-We have participated with Encal through NXT Energy Canada in six wells it has drilled on this block, at working interests rates varying from 22.5% to 3% under our joint venture agreement. We also acquired a gross-overriding royalty position on a seventh well drilled by Encal in which we elected not to participate. This play was targeted by Encal for the purpose of testing whether our SFD technology and seismic could image the stratigraphically trapped Crossfield member of the Wabamun formation. All seven wells were drilled with the assistance of geological mapping together with high-resolution 2D and 3D seismic and extensive geophysical modeling of the Crossfield reservoir.

Five of the wells encountered one or more commercial shallow gas reservoirs that were excluded from our earning under the terms of the farm in agreement with the mineral rights holder. Three of the wells, including two horizontal wells, were cased for potential gas production from the deeper Crossfield zone and suspended pending further completion activity by Encal. The Crossfield zone in each of these wells encountered uncommercial heavy oil with traces of natural gas. This condition is quite unexpected in this zone and is well beyond the resolution of both the SFD and 3D seismic. A fourth well intercepted a usually productive BQ channel; however, the channel was found to be shale filled and the well was abandoned after examining the initial well data. A fifth well encountered uncommercial gas and was abandoned, while a sixth well encountered gas and has been completed and is on production test. Encal also drilled a seventh well on the block in which NXT elected not participate, which also encountered uncommercial heavy oil and abandoned.

  Carbon-Through NXT Energy Canada we acquired a 2.5% overall net overriding royalty interest on lands acquired by Encal in this exploration block under our joint venture agreement. Encal drilled, cased and completed an initial exploratory well as a natural gas discovery, and has suspended that well pending further completion activity. The potential estimated or proven reserves of the reservoir has not been ascertained.

  Parflesh-This play was selected by Encal to test a deep structural change identified by the SFD in the area, which 3D seismic indicated could be a thick Mississippian section. The Mississippian zone, when drilled, was determined to be impermeable, and Encal abandoned the well.

Theoretical Basis Of SFD Technology

What Is Our SFD Technology

Our SFD technology allows us to measure the variations in energies which we believe to be related to 'stressed' subsurface structures and hydrocarbon accumulations. By analyzing these field patterns, we are able to determine the probability of locating commercially viable deposits. The principal components of our SFD technology, the SFD sensors, are 'stand-alone' devices that incorporate principles of contemporary quantum theory in their operation.

What Is Quantum (Field) Theory And Its Applications

'Quantum theory' incorporates two bodies of physics— 'quantum mechanics,' which deals with wave— particle duality, superposition principle, uncertainty principle, wave function and probabilities; and 'special relativity' which examines the effects of space-time geometry and the relativity of motion. Traditional physics, known as ' classical theory,' cannot account for the structure and behavior of elementary particles, such as, for example, the lattice-vibration effects that arise from electrons colliding with atoms. In contrast, quantum theory is successful in dealing with these phenomena. It describes matter and energy interactions in the universe in terms of single indivisible units called 'quanta,' or in the singular 'quantum.'

According to the 'standard model' of quantum theory, which summarizes current understanding of elementary particles and the fundamental forces of nature, 'fields' are the basic make-up of the universe. Therefore, each elementary particle has an associated field with it. Little ripples in these fields carry information, energy and momentum from one area or particle to another.

Quantum theory describes matter as both waves and as particles. A direct consequence of the wave-particle duality is the 'uncertainty principle' advanced by Heisenberg. According to this principle, particles do not have definite locations, speeds, and paths as usually described by classical physics. Instead, quantum theory describes positions and other properties of particles in terms of the incidental events where the property will have a certain value. The way a quantum object behaves is defined by its 'wave function' developed by Schrödinger, allowing us to compute the 'probability' that certain events will be observed. Everything in quantum theory is based on probability. This simply means that one cannot predict an event definitely but can estimate the probability for the event to occur.

In spite of its success, there are situations where quantum theory is insufficient to give proper explanation. Under the umbrella of quantum theory, three fundamental forces-'electromagnetic,' 'weak,' and 'strong'-are successfully unified. However, it cannot adequately incorporate the fourth force, 'gravitation.' None of the branches of quantum theory can account for the discrepancies in masses of elementary particles. To address this issue, Higgs proposed a mechanism-known as 'massive gauge bosons'-by which particles acquire mass without breaking the symmetry laws of modern physics. 'Higgs bosons' have no intrinsic spin or electric charge and cannot be distinguished from empty space or vacuum. It is now proposed by physicists that the all-pervading Higgs scalar fields homogenize space and give rise to as many particles as there are many special scalar fields. In support, Peccei-Quinn symmetry and String theory predict the existence of 'composite scalar fields' that are massless at high energies. Presently, physicists are working on proving the existence of these complex scalar fields. They forecast a number of individual and composite Higgs fields and torsion fields, the latter of which relates to the quantum spin of empty space or vacuum. These issues have ramifications in our theoretical discussions with respect to the operation of our SFD technology and we interpret the role of Higgs fields as being direct and relevant.

Quantum theory has already been applied in the development of commercially available instruments and devices. The superconducting Quantum Interference Device or SQUID is a good example. It is the most sensitive detector of magnetic fields known so far. The application of SQUID technology ranges from medical diagnostics for detecting brain damage to performing special tests in relativity. Quantum lasers are another example of the successful commercial application of quantum theory. The major advantage of these lasers is that they can be tailored to emit light over a wide range of the spectrum-something that no other laser can do. In fact, anyone who owns a compact-disc player today uses this technology. By means of Molecular-Beam Epitaxy or MBE, initially developed at Bell Labs, layers of atoms can be deposited on a heated metal surface. This technology is essential in the fabrication of advanced semiconductor devices and integrated circuits including the quantum-well lasers. Computer scientists are moving towards embracing quantum-wire and quantum computers as the future of computing. Theoretically, quantum computers will perform calculation orders of magnitude faster than the best computers of today.

What Are Stress Fields And Their Relation To SFD Theory?

On a global and basinal scale, the earth's crust is under variable stress resulting from crustal plate (tectonic) movements that produce subsurface mechanical interactions. Mechanical stress is manifest in the macroscopic deformation of buried sediments and rock strata, the microscopic deformation of their constituent minerals, and ultimately on the subatomic level. It is well known that electrical energy balance in a crystal lattice is maintained by the alternation of equal and opposite charges. However, when the crystal lattice of a material, for example quartz, is suddenly subjected to stress, electromagnetic radiation will be emitted. Under sustained localized stress conditions, we believe that 'scalar energy fields' are also generated or modified at a quantum level. The word 'scalar' in its basic form means that the field carries magnitude but not direction, unlike vector fields resulting from conventional electromagnetic fields that carry both magnitude and direction. The generated or modified scalar energy fields are non-electromagnetic in nature, and we believe are related to Higgs and torsion fields.

Our SFD sensors are passive quantum transducers. We believe the operation of these devices to be based on quantum mechanical principles involving the capture and interaction, translation and conversion of certain scalar energy fields into electrical signals. Our SFD sensors have demonstrated the ability to date to directly detect scalar energy effects generated or modified at depths in excess of 15,000 ft below the surface, and at altitudes in excess of 10,000 ft. Surface cultural phenomena, such as a large body of water, do not affect the SFD sensors as long as the phenomena are in relative equilibrium. By generating and maintaining their own quantum fields, the SFD sensors are able to interact with these energy fields via quantum particles. The resulting interactions are converted and "recorded" as electrical signals.

We also believe that our SFD sensors act as non-linear 'chaotic' devices. Chaos theory characterizes chaotic devices as behaving in a complex manner, despite the fact that they can be described quite simply. By definition, these systems exhibit unpredictable dynamics that are sensitive to their initial conditions. Chaotic systems are mathematically deterministic-that is, they follow precise laws, but their irregular behavior can appear random to the casual observer. The response of our device to a phenomenon may diverge exponentially and much faster than that of a slower linear system. Once a response to a phenomenon is initiated, it will proceed until saturation or occurrence of the next phenomenon. Even though, within the confinement of the inherent restrictions of quantum mechanics, the number of possibilities of reacting to the same stimulus is deterministic, the device still behaves irregularly. Nevertheless, by cycling about an optimum function point, the behavior of a quantum device can achieve some stability in a way that never quite repeats itself.

Sustained geological stress will lead to the development of new conditions manifested in scalar energy fields of different origin that are related to Higgs and torsion fields. We postulate that the fields generated or modified are due to complex variations in quantum vibrations and vacuum interactions. These fields carry information, momentum and, in some cases, substantial energy. Although these energy fields appear scalar in nature, they can in effect act as vector fields under certain conditions.

What Are The Practical Application Of Stress Fields To Geology And Hydrocarbon Exploration?

When scalar energy fields interact with subsurface phenomenon they develop a variety of energy vortices. These vortices may dynamically increase and decrease in magnitude, and when traversed they significantly affect the quantum interactions in our SFD sensor. Based upon the high correlation of SFD responses to known oil and gas fields across North America which we have determined from several thousand surveys, it appears that these vortices are associated with 'mechanical' and 'hydraulic' stresses which we believe to be related to geologic structures and hydrocarbon accumulations.

Subsurface mechanical stresses are caused by directional tectonic forces that disrupt the stress and pressure equilibrium in buried strata. Sedimentary basins consisting of relatively undisturbed flat-lying or gently dipping sediments or sedimentary rock generally maintain a balanced pressure equilibrium and therefore exhibit low constant stress. Where tectonic forces have compressed, folded, faulted, or fractured the sedimentary package, a balanced mechanical equilibrium is not maintained, and these areas exhibit stresses in one or more directions depending upon the geology and the geometry of the deformation. In other areas where the regional strata is characterized by non-uniform geologic layering, particularly areas containing abrupt stratigraphic inhomogeneities such as buried reefs, channels and erosional edges, these appear to exhibit higher residual stress than the encompassing regional strata.

Subsurface hydraulic stresses are caused by the presence of fluids (liquids and gases), such as water, oil and natural gas, within the strata and, more particularly, the inherent and directional pressures resulting from the relative buoyancy of the fluids. A simple illustration of buoyancy is the effect of submerging a beach ball in a swimming pool. When a beach ball is submerged it attempts to rise to the top of the pool because the air in the beach ball is less dense than the surrounding water. This upward pressure, which displaces the water above the beach ball as it rises to the surface, is called buoyancy. Oil and gas exhibit the same properties when formed underground-they will percolate upwards through the strata by way of fractures or permeable strata until they either reach the surface or are stopped or "trapped" by a non-porous barrier, in which case they will continue to exert pressure against the trapping barrier.

While the response of our SFD sensor to known structurally trapped accumulations is more readily demonstrated, responses to stratigraphically trapped accumulations has lead us to infer that a hydraulic component of stress exists in certain trapping conditions. As a consequence, our SFD technology has practical applications as an oil and gas finding tool.

Operational Practices In Conducting SFD Surveys

How Does Our SFD Technology Interact With Subsurface Stress Fields?

The principal components of our SFD technology are passive transducers, which we refer to as the "SFD sensors," which we believe create and maintain quantum fields. As we fly our SFD technology over an exploration area, the SFD sensors interact with the varying stress fields that are generated by and within the subsurface strata. Our SFD technology interacts with these dynamic energy patterns and converts them into electrical digital signals which we record and later interpret using known geologic phenomena and oil and gas accumulations as analogies.

What Is Our SFD Survey System

Our SFD technology is comprised of the following components, which we collectively refer to as our "SFD survey system," used for the following functions:

  Stress Field Detector-the stress field detector or "SFD" is a unit which houses the principal component of our technology-the SFD sensor-which, as discussed above, is a passive transducer which interacts with energy fields created by subsurface stresses as our aircraft overflies those areas and registers that interaction in the form of digitalized electronic signals. When NXT conducts SFD surveys we use an SFD unit incorporating four interchangeable SFD sensors, which allows us to collect four sets of SFD signals. The ability to collect data from multiple SFD sensors is important for several reasons. First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights. Second, we use several different SFD sensor designs which allows us to collect different qualitative information. For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults. Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted by a number of factors, including turbulence, the turning motion and angle of the aircraft, signal saturation or over-load, and in some cases mere age.

All SFD sensors and the SFD unit and housing into which they are incorporated and contained are custom designed, fabricated and assembled in-house by our SFD research & development team, using micro-machined parts milled to specification in-house by our machinist. Our SFD research & development team is constantly experimenting with new configurations and materials in order to improve SFD sensor performance and reliability. One of the current projects of our research & development team is to expand the SFD unit to an eight SFD sensor array while further reducing the size of the entire unit.

  Data Acquisition System-used in conjunction with the SFD unit on surveys, our data acquisition system is a compact, portable military-grade computer system which concurrently acquires the four electronic digital signals from the SFD unit in two different data formats per signal set, marks each of the eight signal sets with their geographic location using global positioning satellite or "GPS" coordinates, and then stores this information for subsequent processing and interpretation at our home base. The principal characteristics of this computer system (in addition to compactness and portability) are durability and reliability while on field mission and in turbulent flying conditions (hence our acquisition of a military-grade computer for this function); and

    ability to process and store large amounts of data on interchangeable hard drives (we collect approximately 8 gigabytes of information per survey flight).

  Data Processing and Interpretation Systems-once returned to our home base, the SFD data collected is processed and converted into a format that can be used by our interpretive staff. At this time each set of collected electronic digital signals is converted into two separate data sets using different formats, or a total of eight sets in total. The entire process requires approximately three hours of time and 11 gigabytes of storage. All processing is performed by NXT staff using NXT's in-house computer work stations and proprietary processing software which has been developed over the past four years. Once the SFD data has been processed, our geological and geophysical staff review the data, plot the flight lines, and produce computer-generated maps using NXT's in-house computer work stations, proprietary processing software and industry standard mapping software and databases.

How We Acquire SFD Data

In operational practice, our SFD survey system is flown in our survey aircraft over pre-selected exploration areas at varying altitudes and from different directions. As the SFD sensors interact with the constantly changing stress fields as we survey, they register a multitude of responses that we record in the form of electronic digital signals that resemble waveforms, which we refer to as "SFD signals." Our proprietary data acquisition system acquires and records these signals and marks their geographic location with global positioning satellites using "GPS" coordinates. These integrated signals are now referred to as "SFD data." The SFD signals are also displayed in real time on board our survey aircraft, which allows our on-board technical crew to immediately identify areas of particular interest for further investigation.

How We Interpret SFD Data

Once SFD datasets acquired from our airborne survey operations are returned to our home offices, our geological and geophysical interpretive staff process the data, plot the flight lines, and produce computer-generated base maps. We then commence the following screening and interpretation process:

  First, we screen the SFD data for "anomalous" signals on the flight line, which we refer to as "SFD anomalies". These SFD anomalies include signals from both unknown or non-producing areas that we survey as well as signals obtained over known oil and gas pool crossings.

  Once we have identified the SFD anomalies on a given flight line, we then isolate and distinguish SFD anomalies which have signal characteristics indicative of subsurface mechanical conditions which we refer to as "structural signals," and subsurface hydraulic conditions which we refer to as "hydrocarbon signals." At this point, we contrast these new structural and hydrocarbon signals with signals found over known oil and gas accumulations in the area. This comparative process, which we discuss in greater detail below, is very similar to that used in seismic interpretation.

  Our geological team then puts each identified SFD anomaly into subsurface context using our in-house geological database. The SFD anomaly may then become a "SFD lead" should the structural and hydrocarbon signals of the SFD anomaly appear to coincide in proper geologic context. In other words we answer the question, does the anomaly make sense where it appears in the sedimentary basin? Where we have sufficiently qualified an SFD lead with further SFD data acquired from additional surveys, we reclassify the lead as a "recommended SFD prospect" and tender it to our joint venture partner for its further geological and geophysical evaluation.

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

  Signal Characteristics

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

While the rate of corroboration is fairly high, the mere existence of seismically-identifiable structures does not mean that oil and gas is present. Rather, it merely infers that oil and gas may be present, since these geologic features and characteristics represent common trapping mechanisms. Industry experience has proven, for example, that the majority of seismically-identifiable structures do not trap commercial quantities of oil and gas. This is what makes "wildcat" exploration-where test wells are drilled in unproven areas distant from existing known pools usually based upon seismic interpretations or geological mapping-so risky. For example, the current oil industry rate of success in drilling productive wells in true wildcat exploration areas, based upon the ability of the well to produce sufficient hydrocarbons to repay its drilling costs and provide some return on equity, is only 10% to 20%, or one well out of five to ten wildcat wells drilled.

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

    The confluence of both structural and hydrocarbon signals, when present, enhances our comfort level in a commercial trap; and

    The hydrocarbon signal alone lends itself to the potential identification of an abundant number of "stratigraphically trapped" oil and gas accumulations which are generally less susceptible to detection by seismic methods.

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

What Happens When We Tender Recommended SFD Prospects To Our Joint Venture Partners

Once we tender a recommended SFD prospect to one of our joint venture partners, they conduct whatever conventional geological, geophysical and economic evaluations of the prospect they may deem prudent in making a decision to proceed with drilling. If the joint venture partner decides to drill a recommended SFD prospect, the prospect is characterized as an "accepted SFD prospect," in which case we make our elections relating to accepting an overriding royalty and/or participating in the drilling and production of the prospect through a working interest.

How Fast Can We Acquire And Interpret SFD Data

We conduct our SFD surveys at speeds of approximately 200 mph, and survey approximately 800 linear miles in a four-hour day of recording. For each day of recording, it takes our staff between one to two days of data processing and interpretation-including plotting flight routes, screening and analyzing anomalies, putting the anomalies in geologic context, and ranking the anomalies-to sufficiently identify and recommend the SFD prospects from that flight line. The actual amount of time required is ultimately determined by the following factors:

  The number and types of SFD anomalies identified on the flight line;

  The quality of the SFD data;

  The complexity of the subsurface geology under the flight line;

  The amount of available geological information; and

  The amount of SFD data available from other SFD survey flights intercepting the potential prospect.

As a consequence, we are able to record and interpret approximately 800 linear miles of SFD data acquired in one SFD survey flight over a period of only a few days at a cost of $5 to $10 per mile. By way of comparison, traditional land-based seismic crews record up to five linear miles of 2D seismic per day, depending on acquisition parameters, at a cost of approximately $5,000 to $20,000 per mile. Two or more weeks are then required to process the data, followed by another several weeks for interpretation. As a result, it can take a minimum of six months to record and interpret 1,000 linear miles of new 2D seismic data, at a total cost of $5 million to $20 million. Greatly adding to these direct seismic expenses are the obvious opportunity costs of allowing aggressive competitors with similar seismic capabilities an equal chance to image oil and gas accumulations during the same six month interpretation period. With our SFD technology, opportunity costs due to time lag are negligible.

We identify approximately twenty SFD leads on average for each four-hour day of surveying, and ultimately tender, on average, two or 10% of these leads to our joint venture partners as recommended SFD prospects for further evaluation. The SFD prospects which we tender can be pool to field-sized targets that could require two to ten wells or more to exploit depending upon accumulation. At our current projected annual rate of six to eight survey days per month for ten months of airplane availability, we anticipate we can identify 120 to 180 recommended SFD prospects per year assuming no excessive downtime. We anticipate that we will increase our monthly flying rate at some future date as we increase our efficiencies, which would result in a corresponding increase in the number of recommended SFD prospects we identify. The actual number of these recommended SFD prospects that are accepted and ultimately drilled by our joint venture partners will, however, be dependent upon any number of competitive, geological and environmental variables.

Longer-Term Issues That Effect The Timing Of SFD Surveys And Interpretation

Before we tender a recommended SFD prospect to a joint venture partner, we will typically interpret two or more SFD data sets for the prospect, which requires in turn a corresponding number of SFD survey flights to acquire the data. If we are not able to acquire sufficient quality SFD data for an SFD lead from a single survey project, then we will be able in many instances to evaluate this information and tender the recommended SFD prospect to the joint venture partner in a matter of days following commencement of the interpretation process. However, in many cases we must perform additional survey flights over a target zone at a later date due to a number of factors, including delays attributable to weather, a need to acquire more definitive SFD data, and requests by the joint venture partner to further define the prospect or its surrounding area. Also, since we acquire SFD data during our entire flight rather than limiting the data acquisition process to our targeted zones, we typically encounter new SFD leads outside these zones which will require additional SFD data for their further evaluation. It may take several weeks or even months to perform follow-up surveys on these SFD leads due to impending survey and interpretation obligations to current joint venture partners, as well as weather conditions which may impede our ability to fly. We anticipate that a number of these timing issues will be addressed to the extent we are able to augment our current operational capacity with additional survey aircraft and interpretation staff.

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

  Regardless of the quality of SFD data we have to support our recommendation in tendering a recommended SFD prospect, it currently remains necessary where possible for our joint venture partners to conduct further geological and geophysical evaluations, including 2D or 3D seismic surveys where warranted, of each recommended SFD prospect. Because our SFD technology is a reconnaissance instrument or location-finder, this must be done to determine the optimum drilling location and potential pay zone depth where that type of information can be obtained depending upon the geological and geophysical characteristics of the prospect.

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

    whether the prospect lies in an active and competitive exploration area;

    current oil & gas prices and their perceived direction;

    the duration of the remaining term of a mineral lease;

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

Our Business And Geographic Segments

We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our proprietary "SFD" remote-sensing airborne survey technology either directly for our account or indirectly for our account through working interest or overriding royalty interests through our joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties. For geographical segment information, see note 15 to our consolidated financial statements included in Item 14 of this annual report.

Joint Venture Partners And Arrangements

Canadian Exploration Joint Venture With Encal Energy Ltd.

Our Canadian joint venture partner is Encal Energy Ltd., located in Calgary, Alberta, Canada. Encal is an intermediate Canadian exploration company listed on the Toronto and New York Stock Exchanges, which has recently reached an agreement to be acquired by Calpine Corp. As of December 31, 2000, Encal had total assets of Cdn. $1.11 billion and 154.2 million boe of total proved reserves. For 2000, Encal averaged 17,934 barrels per day of oil and natural gas liquid production and 167 million cubic feet per day of natural gas production.

Our current relationship with Encal is governed by the terms of an Exploration And Joint Venture Agreement entered into in September 1997 and which, pursuant to an extension agreed upon in May 2000, expires on March  31, 2001. Discussions relating to the extension of this agreement are currently underway between NXT and Encal. The material terms of the current joint venture agreement with Encal are summarized as follows:

  NXT conducts SFD surveys on selected "exploration areas" identified by Encal of up to 2,400 square miles. Encal is required to reimburse us for all daily aircraft rental, pilot salary, food and accommodation costs we incur to conduct these surveys, up to a maximum of $5,000 per survey day. We retain the right to reject any presented exploration area for any bona fide reason, including safety or technical concerns.

  When we have completed our survey, screening and interpretation activities with respect to an exploration area, we are required to present Encal a written report listing our recommended SFD prospects and a summary of our interpretations for the flight lines within the exploration area, as well as a map of flight lines and locations of all SFD anomalies from the flight within the exploration area. We are also obligated to give Encal the opportunity to review the SFD data in our offices.

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

  If Encal elects to drill a test well on an accepted SFD prospect:

    NXT will be entitled to a 4.5% to 5% gross overriding royalty on Encal's net revenue interests on that prospect; and

    NXT can also elect a 5.625%, 11.25%, 16.875% or 22.5% working interest based on Encal's interest on that prospect, without any reduction to our gross overriding royalty. Should we elect to participate on a working interest basis, we will be obligated to bear our percentage share of Encal's land acquisition, drilling and development costs for that well, and will be entitled to receive a commensurate percentage of all revenues received by Encal after the deduction of royalties, severance taxes and production and marketing costs.

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

    Any recommended SFD prospect on which Encal drills a test well; and

    Any recommended SFD prospect rejected by Encal.

  We have also agreed that:

    we will have no more than two additional joint venture partners in Canada, although there are no restrictions on the number of joint venture partners we may utilize outside of Canada; and

    we will not grant larger exploration areas to any other joint venture partners than those granted to Encal;

  Encal will be the operator, and will make all decisions relating to management and control for all prospects developed by the joint venture. In this regard, Encal will be responsible for conventional oil and gas exploration, operation, development and management of the joint venture and any of its oil and gas properties; and

    the production and marketing of any petroleum substances which are produced from the joint venture.

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

The material terms of the joint venture agreement with CamWest are as follows:

  NXT conducts SFD surveys on selected "exploration areas" in the United States or internationally outside of Canada identified by CamWest of up to 2,400 square miles, and CamWest is required to reimburse us for 100% of all daily aircraft rental, pilot salary, food and accommodation costs we incur to conduct these surveys. We retain the right to reject any presented exploration area for any bona fide reason, including safety or technical concerns.

  When we have completed our survey screening and interpretation activities with respect to an exploration area, we are required to present CamWest a written report listing our recommended SFD prospects and a summary of our interpretations for the flight lines within the exploration area, together with a map of flight lines and locations of all SFD anomalies from the flight within the exploration area.

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

  Should we elect to participate on a working interest basis, we will be obligated to bear our elected percentage (i.e., 45% or less) of CamWest's land acquisition, drilling and development costs for that well, and will be entitled to receive a commensurate percentage of all revenues received by CamWest after the deduction of royalties, severance taxes and production and marketing costs.

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

  We have also agreed that:

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

  CamWest will be the operator, and will make all decisions relating to management and control of, all recommended SFD prospects developed under the joint venture. In this regard, CamWest will be responsible for:

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

To our knowledge there are no other companies in the oil and gas exploration industry who commercially employ any quantum physics-based technology similar to our SFD technology.

While the technologies noted above are competitive to ours in the sense that all are used for wide-area reconnaissance exploration, you should note that there is no direct competition in the sense that we do not offer the use of our SFD technology to the industry on a fee-for-service basis as is ordinarily the case with respect to the providers of these other technologies. Consequentially, we do not have any customers for our SFD technology other than our two present joint venture partners.

Employees

As of December 31, 2000, we had 22 full-time employees and one part-time employee providing services in one or more of the following areas:

  A prospect identification, evaluation and acquisition team comprised of nine members involved in collecting SFD data through aerial SFD surveys, interpreting that data and placing it into proper geological and geophysical context, and conducting land acquisition and drilling activities. Included in this team are three professional geologists, one professional geophysicist, two SFD and geological interpretive and support technicians, a professional pilot and two survey flight technicians.

  A nine member technical development team who focus their efforts on SFD research, development and improvement, as well as developing computer hardware and software necessary to collect, store and process SFD data for subsequent geological and geophysical interpretation. Included in this team are the inventor of the SFD (George Liszicasz), an SFD research scientist holding a Ph.D. in mico-electronics, a project director holding degrees in mechanical and electrical engineering, a software designer holding a Ph.D. degree in geophysics, two computer programmers, one electronics technician and a professional machinist.

  A management and administrative team comprised of ten professionals and support personnel, including NXT's President (a professional geologist), Executive Vice President (also a professional geologist), Chief Financial Officer and General Counsel, Controller and Land Manager.

None of our employees are covered by collective bargaining agreements. We have employment contracts with our four senior executives and professional geologists and geophysicists. We believe we have a favorable relationship with all of our employees.

Research and Development

Our research and development activities to date have focused on developing, improving and testing our SFD survey system and related components. Our research and development expenses amounted to $368,249, $272,489 and $57,823 for our 2000, 1999 and 1998 fiscal years, respectively. Our research and development budget for fiscal 2001 is $180,000.

Manufacturing Capacity and Suppliers

We are not dependent upon any third party contract manufacturers or suppliers to satisfy our technology requirements. Our SFD sensors and the SFD unit in which they are incorporated are custom designed, fabricated and assembled in-house by our SFD research & development team, using micro-machined parts milled to specification in-house by our machinist. Our in-house research & development team and machinist also design, fabricate and assemble the specialized racks used to hold our data acquisition equipment on our survey aircraft, as well as specialized pivoting inertial platforms for the SFD unit itself which are necessary to dampen vibration and turbulence during aerial survey missions and adjust for g-forces and other effects associated with turning and other in-flight maneuvers. All materials and components used are readily available. The customized software used in our data acquisition system to collect and process SFD signals are written and modified in-house by our computer programmers and, in some cases, by outside consulting programmers with whom we have long-standing relationships. The computer hardware we use in SFD survey system (other than the SFD unit), and the balance of the computer software we use, are all readily available from retail or wholesale sources.

Subsidiaries

We have four wholly-owned operating subsidiaries:  NXT Energy USA Inc. (formerly known as Pinnacle Oil Inc.) and NXT Aero USA Inc., Nevada corporations formed on October 20, 1995 and August 28, 2000, respectively; and NXT Energy Canada Inc. (formerly known as Pinnacle Oil Canada Inc.) and NXT Aero Canada Inc., federal Canadian corporations formed on April 1, 1997 and October 30, 2000, respectively.  NXT Energy USA focuses on United States-based exploration and NXT Energy Canada focuses on Canadian-based exploration. All reconnaissance exploration activities are conducted by NXT Energy USA and NXT Energy Canada using NXT-owned aircraft operated by NXT Aero USA Inc. and NXT Aero Canada, respectively. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD survey system.

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

Operating Hazards

SFD Survey Flight Operations

The operation of our SFD survey aircraft is subject to the usual hazards incident to general and low level flight operations. These hazards can cause personal injury and loss of life, as well as severe damage to and destruction of property. While we maintain insurance coverage against some, but not all, operating risks associated with the operation of our aircraft, we cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase, nor can we give any assurance that any claim would not exceed our policy limits. If we were unable to procure insurance for our flight operations at an acceptable cost, the occurrence of a significant adverse aircraft accident not fully insured or indemnified against could have a material, adverse effect on our business, financial condition and operating results. Similarly, a judgment or settlement in excess of our policy limits could also have a material, adverse effect on our business, financial condition and operating results.

Oil And Gas Exploration And Development Projects

The oil and gas exploration and development projects in which we participate through our joint venture partners will also be subject to the usual hazards incident to the drilling of oil and gas wells, including the risk of fire, explosions, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. In addition to the foregoing, offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards can cause personal injuries or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

The project operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The insurance maintained by the project operator generally would not cover claims relating to failure of title to oil and gas leases, trespass during survey acquisition or surface damage attributable to seismic operations, or business interruption, nor would it protect against loss of revenues due to well failure. There can be no assurance that any insurance obtained by the project operator covering claims related to worker's compensation, comprehensive general liability for bodily injury and property damage, comprehensive automobile liability and pollution, cleanup, underground blowout and evacuation will be adequate to cover any losses or liabilities which may be incurred within projects in which we participate. We also cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase.

Since we do not act as operator on any projects in which we may participate, we are dependent upon our partners to conduct operations in a manner so as to minimize these operating risks.

In cases where we have direct liability as a result of our participation on a working interest basis, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have a direct material, adverse effect on our business, financial condition and operating condition. In these cases our exposure will be commensurate with our participation percentage .

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

Our SFD Technology License

Our rights to use our SFD technology arises from an SFD technology license pursuant to which we were granted the exclusive worldwide right to use, possess and control the SFD for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose pursuant to a license granted to us by Momentum Resources Corporation, which is the owner of the SFD. We own and control all of the data acquisition, processing and interpretation systems used with the SFD for hydrocarbon identification and exploration purposes.

The terms of our license are set forth in an SFD License Agreement dated December 31, 2000, which supercedes prior more restrictive licenses granted on August 1, 1996 and April 3, 1998. Momentum Resources is a Bahamas corporation which is indirectly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties to the license. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest stockholder and the Chief Executive Officer and a director of our company. Mr. Stinson is our second largest stockholder and a past director and officer.

The material terms of the SFD License Agreement, as most recently amended, are summarized as follows:

  We hold the exclusive worldwide right to use, possess and control all SFDs created as of December 31, 2000, as well as any enhanced or improved versions designed, fabricated and assembled by our research & development team.

  We are also entitled to the exclusive use of all SFD data generated by our SFDs for hydrocarbon identification and exploration purposes.

  All amounts we expend in base SFD research or in enhancing or improving SFD units will, in conformity with prior practice, be offset against any royalties payable to Momentum Resources at the rate of $1 of offset per $2 of royalties, subject to satisfaction of budgetary considerations.

  We are obligated to pay Momentum Resources an "SFD Royalty," calculated on a prospect-by-prospect basis and payable quarterly, equal to 5% of the "net SFD profits" associated with that prospect. Net SFD Profits generally refer to all revenues from a prospect, including both from the sale of petroleum substances extracted or the sale of the prospect itself, and also including revenues from joint venture partners such a gross overriding royalties, net of all costs and expenses paid by NXT to identify, acquire, develop, complete, and connect the prospect and to extract petroleum substances, including associated financing costs. As of the date of this annual report no royalties have been earned by Momentum Resources.

  In addition to the noted royalty payments, we are obligated to grant Momentum Resources "performance warrants" entitling it to purchase 16,000 unregistered shares of our common stock for each month in which production from SFD prospects exceeds 20,000 barrels of hydrocarbons. The exercise price for these warrants will be the "fair market value" of our common stock as determined by reference to the closing price on the last business day of the quarter of the calculation, and the warrants lapse to the extent unexercised three years from the date of grant. NXT shall not, under any circumstances, be obligated to grant warrants which would entitle the holders to acquire more than 8% of our common stock, after taking into consideration outstanding unexercised warrants The performance warrants are also non-transferable except to Momentum Resource's affiliates. As of the date of this annual report no performance warrants have been earned by Momentum Resources.

  Momentum Resources is prohibited during the term of the license from engaging in the identification or exploitation of hydrocarbons for its own account, and cannot grant any license or sublicense to any third party to use SFDs or SFD data for the identification or exploitation of hydrocarbons.

  The initial term of the license expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the license. Moreover, NXT must obtain the approval of disinterested majorities of its Board of Directors and stockholders in order to take any action to terminate the license.

  Momentum Resources, in turn, reserves the right to terminate the SFD technology license upon the occurrence of any of the following events:

    our failure to make any payment required under the license;

    our abandonment or discontinuance of the conduct of the oil and gas exploration business;

    our dissolution or liquidation;

    our assignment of our assets for the benefit of our creditors, or our filing bankruptcy, or the appointment of a receiver for our business or property; or

    our failure to perform any other material covenant, agreement or term of the license.

  NXT is also prohibited from amending or modifying the license without the consent of a majority of our non-Momentum Resources related directors and, should the amendments when taken as a whole be deemed to be materially adverse to NXT, by a majority of our non-Momentum Resources related stockholders.

We May Be Unable To Protect Our Proprietary Rights To Our SFD Technology

As noted above, we have the exclusive right to use, possess and control SFDs and SFD data for hydrocarbon exploration pursuant to the terms of our SFD License Agreement with Momentum Resources. While Momentum Resources claims common law ownership of the SFDs, it has not obtained patent or copyright protection for these rights. Based in part on an opinion of patent counsel, Momentum Resources and our company each believe that the disclosure risks inherent in patent or copyright registration far outweigh any legal protections which might be afforded by such registration. In the absence of significant patent or copyright protection, we may be vulnerable to competitors who attempt to imitate the SFDs, or to develop functionally similar technologies.

Although we believe that we have all rights necessary to market our services without infringing upon any patents or copyrights held by others, we cannot give you any assurance that conflicting patents or copyrights do not exist. We rely upon trade secret protection and confidentiality and non-disclosure agreements with our employees, consultants, joint venture partners and others to protect our proprietary rights. Furthermore, we do not believe, were Momentum Resources to apply for and receive patent protection, that the patent would necessarily protect Momentum Resources or our company from competition. Momentum Resources and our company therefore anticipate continued reliance upon contractual rights and on common law to protect our trade secrets. The steps taken by our company and Momentum Resources to protect our respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology.

We cannot give you any assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Momentum Resource's or our trade secrets, or otherwise disclose aspects of the SFD device, or that we will be able to meaningfully protect our trade secrets. We also cannot give you any assurance that Momentum Resources or our company will not be required to defend against litigation or to enforce or defend intellectual property rights relating to SFD devices. Legal and accounting costs relating to prosecuting or defending intellectual property rights may be substantial.

ITEM 2.      PROPERTIES

Facilities

Our principal executive office and research & development facilities are located at Suite 700, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, T2P 3G2. These facilities, consisting of 13,325 square feet, are leased for a five-year term extending through January 31, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease as of December  31, 2000 is Cdn. $21,418 per month, which translates into U.S. $14,283 per month based upon the closing conversion rate as of that date. We have the option under our lease, at the expiration of the five year term, to renew the lease if we have had no defaults under the lease. We believe that these facilities are adequate for our needs for the near future. We also maintain executive office facilities in Las Vegas, Nevada, for United States operational requirements, which we rent on a quarterly basis.

We also maintain hangar, maintenance and office facilities for our survey aircraft and aircraft operations consisting of 14,513 rentable square feet. These facilities are leased under a five-year operating lease which expires May 31, 2005. Our obligations under this lease as of December 31, 2000 is Cdn. $13,345 per month, which translates into U.S. $8,900 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.

We believe that our current facilities are adequate for our needs for the foreseeable future.

Survey Aircraft

NXT owns two aircraft, a twin-engine turbo-powered Piaggio P180 Avanti aircraft we acquired in April 2000 which we use as our principal SFD survey aircraft, and a twin-engine Aerocommander 680 aircraft acquired in November 1998 which we use for research & development activities and as our back-up SFD survey aircraft. NXT has upgraded these aircraft with specialized pivoting inertial platforms for our SFD units, specialized equipment racks for our data acquisition computers, additional electrical systems necessary to contain and operate our SFD survey system, and additional navigational and safety systems necessary for the conduct of low level survey operations.

Petroleum Properties

We have no producing properties or oil and gas revenues or proven reserves for any of our most recent three fiscal years ended December 31, 2000. For information concerning our oil and gas properties, see that section in Item 1 of this annual report captioned "Business-Exploration Efforts."

ITEM 3.      LEGAL PROCEEDINGS

As of the date of this annual report, there are:

  no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and

  to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2000.

PART II

TEM 5.      MARKET PRICE OF AND DIVIDENDS ON OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades over-the-counter on the NASD OTC Bulletin Board under the trading symbol "ENXT." The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common stock on the NASD OTC Bulletin Board for our three most recent fiscal years ended December 31, 2000. You should note that we changed our symbol from "PSFD" to "ENXT" effective June 16, 2000, following the change in our corporate name.
		Sales Price
Period	Volume	High	Low
2000:
Fourth Quarter	577,400	$ 21.000	$ 3.875
Third Quarter	626,600	33.000	17.625
Second Quarter	340,300	37.000	20.000
First Quarter	712,900	42.75	22.000
1999:
Fourth Quarter	715,500	$ 29.000	$ 13.063
Third Quarter	358,700	14.688	10.500
Second Quarter	754,800	20.000	11.375
First Quarter	506,100	19.000	10.000
1998:
Fourth Quarter	2,361,600	$ 19.375	$ 3.500
Third Quarter	1,194,700	14.625	6.500
Second Quarter	2,236,472	15.250	9.125
First Quarter	4,770,148	14.375	7.375

The closing price for our common stock as of March 29, 2001 was $3.125.

The shareholders' list provided by our transfer agent showed 60 registered shareholders and 13,112,116 shares of common stock outstanding as of March 29, 2001. We estimate, based upon information provided by our stock transfer agents for our last annual meeting of stockholders held in September 2000, that there are approximately 1,300 beneficial holders of our common stock. There were also outstanding as of that date 800,000 shares of our series "A" convertible preferred stock, held by one stockholder, for which no trading market presently exists. These shares are each convertible into one share of common stock. There are also outstanding as of that date options entitling the holders to purchase 2,179,900 shares of our common stock at prices between $4.125 and $32.125, respectively.

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

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table presents selected historical consolidated financial data derived from our consolidated financial statements. The selected statement of loss data set forth below for our fiscal period ended December 31, 2000 and the selected balance sheet data set forth below as of December 31, 2000 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included in Item 14 of this annual report. The selected statement of loss data set forth below for our two fiscal periods ended December 31, 1999 and December 31, 1998 and the selected balance sheet data set forth below as of December 31, 1999 have been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included in Item 14 of this annual report. The selected statement of loss data set forth below for our two fiscal periods ended December 31, 1997 and December 31, 1996 and the selected balance sheet data set forth below at December 31, 1998, December 31, 1997 and December 31, 1996 are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with:

  our consolidated financial statements and the notes to our consolidated financial statements included in Item 14 of this annual report; and

  Item 7 of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."
CONSOLIDATED STATEMENT OF LOSS DATA:
Twelve Months Ended December 31	2000	1999	1998	1997	1996
Operating Revenues	$ -	$ -	$ - -	$ - -	$ - -
Operating expense:
Administrative	1,529,946	1,132,390	979,119	742,438	355,391
Impairment of oil and natural gas properties	499,830	-	-	-	-
Amortization and depreciation	343,225	171,494	71,919	25,474	24,435
Research and development	368,249	272,489	57,823	103,079	-
Survey support	245,717	287,632	193,759	120,588	101,010
Survey operations and data analysis	26,578	30,354	30,026	-	-
Write-down of assets	- -	588	- -	17,074	- -
	----------------	-----------------	-----------------	----------------	-----------------
Total operating expense	3,013,545	1,894,947	1,332,646	1,008,653	480,836
Operating loss	(3,013,545)	(1,894,947)	(1,332,646)	(1,008,653)	(480,836)
Other income (expense):
Interest income	357,483	360,434	209,906	47,832	5,258
Interest expense	(19,274)	-	(14,299)	(110,000)	-
Other income	17,522	-	19,231	-	-
Settlement of damages	- -	- -	- -	157,500	- -
	----------------	-----------------	-----------------	----------------	-----------------
Total other income (expenses)	355,731	360,434	214,838	95,332	5,258
Net loss for the period	(2,657,814)	(1,534,513)	(1,117,808)	(913,321)	(475,578)
	----------------	-----------------	-----------------	----------------	-----------------
Other comprehensive loss:
Foreign currency translation adjustments	(34,625)	(29,403)	- -	- -	- -
	----------------	-----------------	-----------------	----------------	-----------------
Comprehensive loss for the period	$ (2,692,439)	$ (1,563,916)	$ (1,117,808)	$ (913,321)	$ (475,578)
	===========	===========	===========	==========	===========
Basic and diluted loss per share	$ (0.20)	$ (0.12)	$ (0.35)	$ (0.08)	$ (0.04)
	===========	===========	===========	==========	===========
Weighted average shares outstanding	12,987,297	12,684,289	12,392,011	11,979,38	11,472,992
	===========	===========	===========	==========	===========
CONSOLIDATED BALANCE SHEET DATA:
As Of December 31	2000	1999	1998	1997	1996
Working capital	$4,045,536	$ 8,656,695	$ 4,685,238	$ 680,820	$ 339,118
Current assets.	5,093,622	9,259,016	4,862,588	969,957	534,150
Oil and natural gas properties, net	3,160,808	775,159	-	-	-
Other property and equipment, net	3,854,206	661,201	575,190	55,617	105,358
Total assets	12,168,228	10,729,926	5,566,205	1,179,861	639,508
Current liabilities	1,048,086	602,321	177,350	289,137	195,032
Long-term liabilities	1,535,136	-	-	1,193,028	-
Total liabilities	2,583,222	602,321	177,350	1,482,165	195,032
Shareholders' equity (deficit)	9,585,006	10,127,605	5,388,855	(302,304)	444,476

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

The following discussion of our consolidated financial condition and the results of our operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 14 of this annual report.

Overview

We are a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, NXT Energy USA which focuses on United States-based exploration, and NXT Energy Canada which focuses on Canadian-based exploration. NXT, in turn, concentrates on research and development efforts to improve the efficacy of our SFD survey system.

Our United States exploration efforts to date have been conducted for CamWest Exploration LLC under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest. Our Canadian exploration efforts to date have been conducted primarily for Encal Energy Ltd. under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Encal. We have agreed upon the terms of a joint-venture agreement with a second Canadian exploration company, and anticipate we will sign the agreement in the near future. We have also commenced conducting exploration activities in western Canada for our own account.

Our joint venture partners are each also required under the terms of their respective joint venture agreements to reimburse us for 100% of the expenses we incur in conducting aerial surveys for them.

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically a 22.5% working interest and a 4% overriding royalty.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 1% of any "prospect profits" (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any prospect profits which we may receive after December 31, 2000.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Consolidated Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our twelve-month fiscal periods ended December 31, 2000, December 31, 1999 and December 31, 1998 ("fiscal 2000," fiscal 1999," and "fiscal 1998," respectively).

Operating Loss

We incurred an operating loss of $3,013,545 for fiscal 2000, as compared to $1,894,947 for fiscal 1999, representing a $1,118,598 or 59.0% overall increase. For fiscal 1999, our operating loss increased by $562,301, or 42.2%, over our operating loss of $1,332,646 for fiscal 1998. The continuing increases in our operating losses for fiscal 2000 and fiscal 1999 over their prior corresponding fiscal period generally reflect across-the-board net increases in costs to support our increased level of business activities in those years.

  Fiscal 2000 Compared to Fiscal 1999

We incurred an operating loss of $3,013,545 for fiscal 2000, as compared to $1,894,947 for fiscal 1999, representing a $1,118,598 or 59.0% overall increase. The increase in our operating loss for fiscal 2000 over fiscal 1999 was primarily attributable to the following changes in expense:

    a $499,830 charge to reflect impairment in our oil and natural gas properties;

    a $397,556, or 35.1%, increase in administrative expense from $1,132,390 to $1,529,946;

    a $171,731, or 100.1%, increase in amortization and depreciation from $171,494 to $343,225; and

    a $95,760, or 35.1%, increase in research and development expense from $272,489 to $368,249;

partially offset by

    a $41,915, or 14.6%, decrease in survey support expense from $287,632 to $245,717; and

    a $3,776, or 12.4%, decrease in survey operations and data analysis expense from $30,354 to $26,578.

  Fiscal 1999 Compared to Fiscal 1998

For fiscal 1999, our operating loss increased by $562,301, or 42.2%, over our operating loss of $1,332,646 for fiscal 1998. The increase in our operating loss for fiscal 1999 over fiscal 1998 was primarily attributable to the following changes in expense:

    a $214,666, or 371.2%, increase in research and development expense from $57,823 to $272,489;

    a $153,271, or 15.7%, increase in administrative expense from $979,119 to $1,132,390;

    a $99,575, or 138.5%, increase in amortization and depreciation from $71,919 to $171,494;

    a $93,873, or 48.4%, increase in survey support expense from $193,759 to $287,632; and

    a $328, or 1.0%, increase in survey operations and data analysis expense from $30,026 to $30,354.

  Impairment Of Oil And Natural Gas Properties

The $499,830 impairment of oil and natural gas properties for fiscal 2000 relates to our write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. Since we do not have proved reserves to date with respect to these prospects, these costs are fully expensed notwithstanding our continuing active exploration and development activities with respect to each of the prospects that contain these wells.

  Relative Changes In Administrative Expense

The $397,556 or 35.1% increase in our administrative expense for fiscal 2000 over fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 2000, the most significant of which were increases in wages and benefits resulting from hiring additional staff and additional rent attributable to the expansion of our executive offices and research and development facilities. The $153,271 or 15.7% increase in administrative expense for fiscal 1999 over fiscal 1998 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities in fiscal 1999, the most significant of which were increases in wages and benefits resulting from the hiring additional staff and rent relating to the expansion of our executive offices, partially offset by a decrease in legal expense.

  Relative Changes In Amortization and Depreciation

The $171,731 or 100.1% increase in amortization and depreciation for fiscal 2000 over fiscal 1999 was primarily attributable to additional depreciation and amortization arising as the result of the acquisition of our second survey aircraft in mid-2000, additional purchases of computer equipment and software, and additional leasehold improvements arising from the expansion of our executive offices and research and development facilities. The $99,575 or 138.5% increase in amortization and depreciation for fiscal 1999 over fiscal 1998 was primarily attributable to additional depreciation arising as the result of the acquisition of our first survey aircraft in late-1998 and additional depreciation and amortization arising in connection with our acquisition of additional computer equipment and software.

  Relative Changes In Research and Development Expense

Research and development expense generally relates to the cost-including allocable salaries-to develop, improve and test our SFD survey system and related components. The $95,760 and $214,666 increases in research and development expense for fiscal 2000 and fiscal 1999, respectively, over the prior periods were principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and efficacy of our SFD survey system during these periods.

  Relative Changes In Survey Support Expense

Survey support expense generally relates to costs-including allocable salaries-to:

    equip, maintain and hangar our survey aircraft;

    conduct field evaluations designed by our joint venture partners to evaluate our SFD technology (after netting any costs which our joint venture partners are required to reimburse us for); and

    develop, organize, staff and train our survey and interpretation operational functions.

Excluded from survey support expense are costs capitalized as property and equipment (including costs relating to our survey aircraft) and costs capitalized as exploration costs related to oil and gas prospects identified through our commercial SFD survey activities.

The $41,915 decrease in survey support expense for fiscal 2000 over fiscal 1999 was primarily attributable to lower allocations of staff time and greater efficiencies in staff usage for support operations, partially offset by increased hangarage, parts and maintenance costs for our survey aircraft. The $93,873 increase in survey support expense for fiscal 1999 over fiscal 1998 was primarily attributable to a significant increase in staff and the allocation of staff time to support activities as well as increased hangarage, parts and maintenance costs for our survey aircraft

  Relative Changes In Survey And Data Analysis Expense

Survey and data analysis expenditures consist primarily of any costs we incur conducting commercial SFD survey activities. These costs can generally be broken down into the following two components:

    aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our joint venture partners are required to reimburse us for); and

    allocable salaries incurred by our personnel interpreting SFD data.

Excluded from survey and data analysis expense are costs capitalized as property and equipment (including costs relating to our survey aircraft) and costs capitalized as exploration costs related to oil and gas prospects identified through our commercial SFD survey activities.

Our survey and data analysis expense in fiscal 2000, fiscal 1999 and fiscal 1998 was $216,226 $151,806 and $174,422, respectively, before taking joint venture partner reimbursements into consideration, and $26,578, $30,354 and $30,026, respectively, after taking joint venture partner reimbursements into consideration.

The increase in gross survey and data analysis expense in fiscal 2000 over fiscal 1999 was primarily attributable to additional geophysical staffing and interpretation on projects both for our current and prospective joint venture partners and higher operational costs associated with the second survey aircraft we acquired in mid-2000, partially offset by cost savings arising from improved efficiencies in the geological interpretation process attributable to interpretation experience. The decrease in total survey and data analysis expense in fiscal 1999 over fiscal 1998 was primarily attributable to cost savings arising from improved efficiencies in the geological interpretation process attributable to interpretation experience.

Joint venture partner reimbursements in fiscal 2000, fiscal 1999 and fiscal 1998 was $189,648, $121,452 and $144,396, respectively. The increase in joint venture partner reimbursements in fiscal 2000 over fiscal 1999 was primarily attributable to higher recovery percentages under our joint venture agreements as well as agreements to perform surveys for prospective joint venture partners and new methods of calculating reimbursable costs as a result of the acquisition of our second survey aircraft in mid-2000. The decrease in joint venture partner reimbursements in fiscal 2000 over fiscal 1999 was primarily attributable to new methods of calculating reimbursable costs as a result of the acquisition and use of our first aircraft for survey operations instead of the use of chartered aircraft.

Other Income And Expense

  Interest Income

We earned $357,483 in interest income for fiscal 2000, as compared to $360,434 and $209,906 for fiscal 1999 and fiscal 1998, respectively. The slight decrease in interest income for fiscal 2000 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements. The increase in interest income for fiscal 1999 was attributable to higher cash balances in our accounts as a result of a $6,000,000 private placement of our common stock in May 1999.

  Interest Expense

We incurred $19,274 in interest expense in fiscal 2000, as compared to $0 and $14,299 in interest expense in fiscal 1999 and fiscal 1998, respectively. Our interest expense for fiscal 2000 related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

Liquidity And Capital Resources

  Sources of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through December 31, 2000 were funded principally from:

    a private placement in May 1996 of 975,000 shares of our common stock for total gross proceeds of $975,000,

    loans to our company in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 shares of our common stock in February 1998;

    a private placement in April 1998 of 800,000 shares of our convertible series "A" preferred stock and 200,000 common stock purchase warrants for total gross proceeds of $6,000,000;

    a private placement in May 1999 of 400,000 shares of our common stock for total gross proceeds of $6,000,000;

    the exercise on March 31, 2000 of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share, resulting in gross proceeds of $1,500,000; and

    the exercise of employee stock options during fiscal 2000 and fiscal 1999 resulting in aggregate gross proceeds of $953,854.

We also borrowed $1.6 million for working capital purposes on November 6, 2000 pursuant to an asset-based loan collateralized by our Piaggio P180 aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants, although it does allow the lender to accelerate the loan in the event of our insolvency or bankruptcy or any adverse change in our financial condition, or in the event the estimated retail value of the secured collateral falls anytime to less than 50% of the outstanding balance of the loan.

  Current Cash Position And Historical Changes In Cash Position

Our cash position as of December 31, 2000 was $4,279,279, as compared to $9,068,723 and $4,713,822 as of December 31, 1999 and 1998, respectively. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

The $4,789,444 decrease in our cash position for fiscal 2000 was attributable to $1,754,156 in cash used in operating activities, $6,725,797 in cash used in investing activities and a $34,625 comprehensive loss due to the effect of exchange rate changes, partially offset by $3,725,134 in cash raised through investing activities. The $4,354,901 increase in our cash position for fiscal 1999 was attributable to $6,302,631 in cash raised through financing activities, partially offset by $1,268,359 in cash used in operating activities, $649,968 in cash used in investing activities, and a $29,403 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $1,754,156 for fiscal 2000, as compared to cash requirements of $1,268,359 for fiscal 1999. The $1,754,156 in cash used in operating activities for fiscal 2000 reflected our net loss of $2,657,814 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $1,268,359 in cash used in operating activities for fiscal 1999 reflected our net loss of $1,534,513 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We raised $3,725,134 in cash from financing activities for fiscal 2000, as compared to $6,302,631 in cash raised from financing activities in fiscal 1999. The $3,725,134 in cash raised through financing activities in fiscal 2000 was principally comprised of $1,600,000 in gross loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft; $1,500,0000 in gross proceeds from the exercise of warrants and $649,840 in gross proceeds from the exercise of employee stock options. The $6,302,631 in cash raised through financing activities in fiscal 1999 was principally comprised of $5,998,652 in net loan proceeds from the private placement of our common and $303,979 in gross proceeds from the exercise of employee stock options.

We used cash in the amount of $6,725,797 for investing activities in fiscal 2000, as compared to $649,968 in cash used for investing activities in fiscal 1999. The principal use of cash in fiscal 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($2,885,479), purchase our Piaggio P180 survey aircraft ($2,800,000) and to purchase other property and equipment ($737,167), while the principal use of cash in fiscal 1999 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($775,159) and to acquire property and equipment ($258,058).

  Capital Requirements Going Forward

Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and gas industry and their experience and attitudes toward new and unproven technologies, the only practical way for NXT to prove-out the efficacy of our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint-venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to statistically prove-out the efficacy of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie-them into sales or gathering systems are very expensive and can easily exceed $1 million per well, the overall cost to prove-out our SFD technology over at least 30 prospects will be fairly high and will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs.

We have approximately $3.22 million in cash on hand to fund our administration, operational and research and development requirements and to contribute toward our proposed fiscal 2001 drilling program. Of this amount, approximately $500,000 is dedicated toward the completion of pending projects.

NXT estimates that it will need to raise additional capital in the range of between $3 million and $5 million to facilitate our proposed fiscal 2001 drilling program, whether through our participation in exploration projects under our joint venture agreements or on our own account. The exact cost of our fiscal 2001 drilling program, which includes a number of recently identified new projects, will vary based upon a variety of factors, including our ability to acquire drilling rights. We would reduce our fiscal 2001 drilling program to a number of core prospects, principally those in Wyoming, to the extent sufficient funds are not available to facilitate the entire program. If a sufficient number of prospects are successfully drilled in our fiscal 2001 drilling program, we should be able to finance further levels of exploration, acquisition and drilling activities through available cash flow or financings funded, in part, through our anticipated base of proven reserves.  If we do not invest in any proposed drilling prospects, we would likely reduce the level of our staff and operations, cut-back or eliminate our participation in drilling projects, and liquidate a portion of our assets. At that point we would likely focus our efforts on further improving and validating our SFD technology and our interpretive functions, including conducting additional SFD survey in order to further develop statistical data bases to validate these interpretive functions, until such time as we can use these efforts to raise sufficient additional capital to reestablish commercial participations in exploratory projects and to otherwise ramp-up operations. Based upon our current cash position, we believe that this minimal level of operations could be maintained for approximately 24 months from the date of this annual report. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

We are currently evaluating a proposed working interest investment together with CamWest in two SFD prospects which CamWest is currently negotiating to acquire-one in the Green River basin and the other in the Williston basin. Our decision to participate will ultimately be based upon CamWest's ability to acquire drilling rights and our evaluation of the correlation of our SFD data with available geological and geophysical data. While an investment in the prospects would be in the range of $1.2 million to $2 million and would consume the bulk of our available capital, we also believe these prospects have the potential to generate sufficient revenues to cover all of our current operating costs going forward, and that an investment in these prospects may be warranted notwithstanding their risk. If successful, we could also raise additional capital through levering these prospects, which we could apply toward additional exploration efforts. Depending in part upon our decisions with respect to, or the outcome of, these two opportunities, we will likely also have opportunities to invest in other prospects under our other joint ventures that may have similar investment profiles, although these opportunities are not as advanced as the two opportunities under current consideration. We can give you no assurance, in any event, that any of these prospects if acquired and drilled will be commercial, or if commercial will generate sufficient revenues to cover our operating or other exploration costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Since we have insufficient capital resources as of the date of this annual report to fully fund all or a significant portion of our fiscal 2001 drilling program, and since we also do not expect meaningful revenues from existing wells to come on-line, if at all, in the near future, we will seek to raise the necessary funds to facilitate this program in one or more increments through project or drilling fund financing, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund our proposed fiscal 2001 drilling program, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution.

Other Matters

Foreign Exchange

We recorded a $34,625 foreign currency translation loss in fiscal 2000 as a comprehensive loss item on our statements of loss and stockholders' equity (deficit) in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Item 7A of this annual report captioned "Quantitative And Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results have been adversely affected at any time over the last three fiscal periods by inflation.

Year 2000 Compliance

Prior to fiscal 2000 we reviewed our internal computer systems and software products for Year 2000 problems, and found them to be generally Year 2000 compliant, and have since had no Year 2000 complications in fiscal 2000 and through the date of this annual report.

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

Uncertainties And Risk Factors Generally Relating To Our Company And Our Business

  We have accumulated losses since our inception, and our continued inability to generate revenues and profits would adversely affect our ability to participate in land acquisition and drilling projects and raise additional capital, and could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage enterprise since we have not generated any oil or gas revenues from prospects we have drilled to date. Our failure to generate revenues and ultimately profits would:

    in the shorter-term, adversely affect our ability to:

      complete pending projects and fund our current operational requirements and our proposed fiscal 2001 drilling program;

      raise additional working capital; and

      force us to reduce our level of operations; and

    in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Decisions relating to whether any of the wells we have completed in Wyoming or Alberta will be tied-into gathering systems will not be made until the second quarter of fiscal 2001 at the earliest, and the earliest we would receive revenues from these wells-assuming any of these wells were indeed tied-into gathering systems-would be the second half of fiscal 2001. Given that decisions relating to tying-in these wells and otherwise funding the development of the underlying fields resides with our joint-venture partners, and also given the issues and complexities inherent to our partners in tying-in these wells and otherwise funding the development of the underlying fields, we can give you no assurance as to when or whether any of these wells will be tied-into gathering systems or the underlying fields developed. We have, as a result of our lack of revenues, incurred cumulative net losses in the amount of $6,816,758 from our inception in October 1995 through December 31, 2000, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

  If we do not raise additional working capital funds to fund our fiscal 2001 drilling program, we will be forced to reduce or even suspend our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

As previously discussed in detail in that part of this section captioned "-Liquidity And Capital Resources-Capital Requirements Going Forward," NXT will need to raise, after taking our administration, operational and research and development requirements into consideration, a significant amount of additional capital in order to facilitate our proposed fiscal 2001 drilling program. As also discussed in that section, we cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund our proposed fiscal 2001 drilling program, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution. If we are not able to finance all or a meaningful portion of our fiscal 2001 drilling program, we would likely cut-back or eliminate our participation in drilling projects, liquidate a portion of our assets, and significantly reduce the level of our staff and operations. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

  Our future success is dependent upon our ability, through utilization of our SFD technology, to successfully identify commercially viable hydrocarbon accumulations

Our future success is dependent upon our ability, through utilization of our SFD technology, to successfully identify commercially viable hydrocarbon accumulations for development by our joint venture partners or for our own account. Based on our business plan, we will be dependent on:

    the efficacy of our SFD technology in identifying SFD prospects; and

    the cooperation of, and capital investment by, our joint venture partners in exploiting these prospects, or our ability to independently raise the funds necessary to exploit these prospects.

Although we believe that our SFD technology has proven its prospective ability as a geologic structural identification tool, we nevertheless cannot give you any assurances that our SFD technology will be able to consistently locate hydrocarbons or oil and gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurances that we will be able to consistently discover commercial quantities of oil and gas, or that our joint venture partners will successfully acquire and drill properties at low finding costs.

  We are reliant upon our joint venture partners for opportunities to participate in exploration prospects and for funding and expeditiously pursuing the acquisition and development of those prospects

We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects, through overriding royalties or equity participation on a working interest basis from producing SFD prospects. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our joint venture partners to provide and complete all other project operations and responsibilities, including land acquisition, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations, and the timeliness of our partners in pursuing or carrying-out those activities. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our joint venture partners as the project operator, in accordance with the applicable agreements between our company and the joint venture partners. These factors include:

    the selection and approval of prospects for lease/acquisition and exploratory drilling;

    obtaining favorable leases and required permitting for projects;

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

  Our future operating results may fluctuate significantly

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

    relatively minor changes in the supply and demand for oil and natural gas,

    economic, political and regulatory developments, and

    competition from other sources of energy.

Any extended or substantial decline in oil and gas prices would have a material adverse effect on:

    our ability to negotiate favorable joint ventures with viable industry participants;

    our ability to acquire drilling rights;

    the volume of oil and gas that could be economically produced by the joint ventures in which we participate;

    our cash flow; and

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

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance

There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for exploration services using our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration services will develop, or be sustainable. If the market fails to develop, or if our exploration services do not achieve or sustain market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

  Our inability to retain our key managerial, geological and geophysical, and research and development personnel could have a material adverse effect on our business

Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology; Mr. Daniel C. Topolinsky our President/Chief Operations Officer who handles strategic decision making and our joint venture partners; and Mr. James R. Ehrets , our Executive Vice President of Operations, who handles operations and supervises SFD interpretation activities. The loss of any of these individuals would likely have a material adverse effect on our business, results of operations and financial condition. While we have entered into employment agreements Messrs. Liszicasz, Topolinsky and Ehrets, these executive officers would nevertheless not be prevented from working for other companies in the oil and gas industry so long as they did not employ SFD technology should they elect to terminate their employment with NXT. We also do not carry key person life insurance policies any of our executive officers.

Our success also depends, to a lesser extent, on the continued efforts of our geological and geophysical interpretive and SFD research and development teams, which are composed of a small number of individuals. While there are professionals who could replace these individuals, none of these professionals have any theoretical or working knowledge of how to interpret SFD data or how our SFD technology operates, and it would take a significant period of time to train any replacement personnel. Until such time as we have a fully trained complement of geological and geophysical interpretive and SFD research and development teams, the loss of any members of these teams could adversely affect the pace at which we interpret SFD data or effect improvements to our SFD technology, which could adversely impact our business and results of operations and financial condition.

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

    developing our business plan;

    obtaining license rights to our SFD technologies;

    establishing administrative offices and laboratory facilities, and engaging executive, administrative, scientific, geological, geophysical, scientific, information technology and aviation personnel;

    developing our SFD technology to a commercial stage;

    acquiring joint venture partners;

    conducting commercial SFD surveys on behalf of our joint venture partners; and

    successfully drilling oil and gas wells identified through our SFD technology.

We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using new and unproven technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and operating results.

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

    fluctuating exchange rates,

    the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and

    political instability.

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

Matters Relating To Our Common Stock

  There is only a limited public market for our common stock

There is only a limited public market for our common stock on the NASD OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. We are under no obligation to take any action to improve the public market for our securities including, without limitation, filing an application to list our common stock on any stock exchange or any over any other counter market.

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

Moreover, because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common stock will be more volatile than that of a seasoned issuer. Changes in the market price of our common stock may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common stock will be at any time.

  You will be subject to the penny stock rules to the extent our stock price is less than $5

Since our common stock is not listed on a national stock exchange or quoted on the Nasdaq Market, trading in our common stock on the NASD OTC Electronic Bulletin Board is subject, to the event the market price for our common stock is less than $5 per share, to a number of regulations known as the "penny stock rules." The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

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

  Two of our principal stockholders control our company

Messrs. George Liszicasz and R. Dirk Stinson, our two principal stockholders, beneficially own approximately two-thirds of our common stock, and therefore have the power, as a group, to elect a majority of our Board of Directors. Our Board, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

    our business expansion or acquisition policies;

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

  There is an inherent conflict in interest arising as a result of the relationship between our two principal stockholders and the licensor of our SFD technology

Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources, which has granted us an exclusive license to identify oil and natural gas prospects using the SFD data while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. As a result of the foregoing relationships, certain conflicts of interests between our company and one or more of Momentum Resources and Messrs. Liszicasz and Stinson may directly or indirectly arise, including the proper exercise by Messrs. Liszicasz or Stinson of their fiduciary duties on our behalf as controlling stockholders and, to the extent applicable, directors of our company in connection with any matters concerning Momentum Resources such as, by way of example and not limitation:

    disputes regarding the validity, scope or duration of our SFD technology license;

    the exploitation of corporate opportunities;

    rights to proprietary property and information;

    maintenance of confidential information as between entities; and

    potential competition between our company and Momentum Resources.

While Messrs. Liszicasz and Stinson and our company have each executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remediate these conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of the conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Mr. Liszicasz, who is currently an officer and director of NXT, may be forced to resign his positions with our company.

The Observations, Beliefs And Opinions Expressed In This Annual Report Relating To The Scientific Basis And Principles Of Our SFD Technology Represent Those Of NXT Alone

The observations, beliefs and opinions we express in this annual report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface mechanical and hydraulic conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, including our joint venture partners and any professional geologists and engineers we may engage, except to the extent expressly stated in this annual report. We maintain the scientific and operating principles and mechanics of our SFD technology in strict confidence. While our joint venture partners and any professional geologists and engineers we may engage from time-to-time have observed the operations of our SFD technology while on survey assignment, and also observe the SFD interpretive process, they have not been given any proprietary information relating to the scientific and operating principles and mechanics of our SFD technology other than general information consistent with the general observations, beliefs and opinions we express in this annual report. Our joint venture partners and any professional geologists and engineers we may engage do not hold themselves out as being experts in or otherwise having specific knowledge as to our SFD technology and its scientific basis and principles.

Special Note Regarding Forward Looking Statements

Contained in this uncertainties and risk factors section as well as in other sections of this annual report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to:

  the timing of our SFD survey activities and the amount of SFD data we may acquire including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business-Operational Practices In Conducting SFD Surveys-How Fast Can We Acquire And Interpret SFD Data?;"

  the timing and likelihood of success of our SFD data interpretation activities including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business-Operational Practices In Conducting SFD Surveys-How We Interpret SFD Data?;"

  the timing and likelihood of success of our drilling and production plans including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business-Status Of Our Exploration Efforts" and Item 2 of this annual report captioned "Properties-Petroleum Properties?;"

  the amount and character of future oil and gas revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business-Status Of Our Exploration Efforts," Item 2 of this annual report captioned "Properties-Petroleum Properties?;" Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Overview;" and Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements;"

  the amount and character of expenses we may incur, and the timing of these expenditures including, by way of example and not limitation, those statements contained in those sections in Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Results Of Consolidated Opera tions-Expectations Relative To Future Expense Levels;"

  the amount and composition of our capital expense budget, and the timing of these capital outlays including, by way of example and not limitation, those statements contained in those sections in Item 7 of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Results Of Consolidated Opera tions-Expectations Relative To Future Expense Levels;" and our corporate objectives and growth strategies including, by way of example and not limitation, those statements contained in that section in Item 1 of this annual report captioned "Business-Corporate Objective."

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

  the forward-looking statement must, in any event, be considered in context with the various disclosures made by our company in this annual report about our business; and

  the uncertainties and risks presented in this section and elsewhere in this annual report are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on NXT's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

Given these risks and uncertainties, holders of our securities should not place undue reliance on forward-looking statements as a prediction of actual results.

We are not obligated to update or revise any forward looking statement contained in this annual report to reflect new events or circumstances. You are also cautioned that we intend for all forward-looking statements contained in this annual report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this annual report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices (See Item 7, captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition-Uncertainties And Risk Factors Generally Relating To Our Company And Our Business-Volatility Of Oil And Natural Gas Prices Could Have A Material Adverse Effect On Our Business"). Since our prospective revenues will be tied to the price at which either NXT or our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and gas prices. Specifically, increases in oil and gas prices are generally accompanied by increases in costs to acquire drilling rights, while decreases in oil and gas prices are generally accompanied by a similar decline in costs to acquire drilling rights. The affect of changes in oil and gas prices will also affect joint-venture partner decision-making relative to the scope and budget for exploration, land acquisition, drilling, completion and tie-in activities, which will then impact NXT.

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

Interest Rate Fluctuations

We currently maintain the bulk of our available cash in money-market accounts maintained in United States dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of our independent auditors are filed with this annual report in a separate section following Part IV, as shown on the index under Item  14(a) of this annual report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE

On June 28, 2000, the Board of Directors of Energy Exploration Technologies ("NXT") accepted the resignation of Deloitte & Touche LLP ("Deloitte & Touche") as our independent auditors, and then appointed Arthur Andersen LLP ("Arthur Andersen") as NXT's new independent accountants. The change in accountants was recommended by the Audit Committee of our Board of Directors.

Deloitte & Touche tendered its resignation in anticipation of a conflict of interest that would arise under the rules of the Securities and Exchange Commission governing the independence of auditors as the consequence of a pending marriage between a sibling of NXT's controller and a partner in Deloitte & Touche's Calgary office. Deloitte & Touche audited our consolidated financial statements for our two fiscal years ended December 31, 1999, and its report accompanying the audit for these fiscal years was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion. During these two fiscal years and also during the subsequent interim period through the date of Deloitte & Touche's resignation, there were: (1) no disagreements between NXT and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined in Regulation 229.304(a)(1)(v); and (3) no matters identified by Deloitte & Touche involving our internal control structure or operations which was considered to be material weakness.

During our two most recent fiscal years ended December 31, 1999, and also during the subsequent interim period through the date of Deloitte & Touche's resignation, NXT did not consult with Arthur Andersen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did we consult with Arthur Andersen with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

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

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:

(a)(2)    Schedules required by Regulation S-X are filed as an exhibit to this report:

Independent Auditors' Report on Schedules and Consent
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

(b)       Exhibits

2.1	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation (1)
2.2	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation (1)
2.3	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc. (1)
2.4	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994 (1)
3.2	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996 (1)
3.3	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998 (1)
3.4	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000 (6)
3.5	Amended Bylaws for Energy Exploration Technologies (1)
3.6	Pinnacle Oil International, Inc. specimen common stock certificate (1)
3.7	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate (1)
3.8	Energy Exploration Technologies specimen common stock certificate (1)
3.9	Form of Non-Qualified Stock Option Agreement for grants to directors (1)
3.10	1997 Pinnacle Oil International, Inc. Stock Plan (1)
3.11	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan (3)
3.12	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC (1)
3.13	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan (4)
3.14	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan (4)
3.15	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16	Form of Stock Option Certificate for grants to employees under the 1999 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC (1)
10.1	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995 (1)
10.2	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996 (1)
10.3	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996 (1)
10.4	Restated Technology Agreement dated August 1, 1996 (1)
10.5	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998 (1)
10.6	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7	Letter Agreement with Encal Energy Ltd. dated December 13, 1996 (1)
10.8	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997 (1)
10.9	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997 (1)
10.10	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997 (1)
10.12	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997 (1)
10.13	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1) (1)
10.14	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2) (1)
10.15	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998 (1)
10.16	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999 (1)
10.17	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.18	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997 (1)
10.19	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.20	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997 (1)
10.21	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.22	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997 (1)
10.23	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson (1)
10.24	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz (1)
10.25	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz (1)
10.26	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson (1)
10.27	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995 (1)
10.28	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC (1)
10.29	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer (1)
10.30	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997 (1)
10.31	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr. (2)
10.32	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999 (5)
10.33	Settlement Agreement dated April 27, 1999 (5)
10.34	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky (5)
10.35	Employment Agreement dated May 1, 1999 with James R. Ehrets (5)
21	List of significant subsidiaries (5)
23.1	Consent of Independent Auditors-Arthur Andersen LLP
23.2	Consent of Independent Auditors-Deloitte & Touche LLP
24	Powers of Attorney
99.1

Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.  (1)

99.2	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd. (1)
99.3	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc. (2)
99.4

Report captioned "Pinnacle Oil International Inc.-Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.  (1)

(1) Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
(2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1998 as filed on March 31, 1999
(4) Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
(5) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1999 as filed on April 17, 1999
(6) Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended December 31, 1999 as filed on July 28 17, 1999

Energy Exploration Technologies

(a development stage enterprise)

Consolidated Financial Statements

 For The Years Ended December 31, 2000, 1999 And 1998

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Shareholders of
Energy Exploration Technologies:

We have audited the consolidated balance sheet of ENERGY EXPLORATION TECHNOLOGIES as at December 31, 2000, and the consolidated statements of loss and comprehensive loss, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit .

We conducted our audit in accordance with generally accepted auditing standards in Canada and the United States. Those standards required that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The consolidated financial statements as at and for the year ended December 31, 1999 were audited by other Independent Chartered Accountants whose report was issued without reservation on February 18, 2000.

/s/	Arthur Andersen LLP
Chartered Accountants

Calgary, Alberta, Canada
February 16, 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Energy Exploration Technologies

We have audited the accompanying Consolidated Balance Sheets of Energy Exploration Technologies, a development stage enterprise formerly known as Pinnacle Oil International, Inc., as of December 31, 1999, and the related Consolidated Statements Of Loss And Comprehensive Loss, Shareholders' Equity (Deficit) and Cash Flows for each of the two years in the period ended December 31, 1999, and for the period from October 20, 1995 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated March 15, 1997, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing matters that raised a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996 reflect a net loss of $529,274 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts involved for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, and for the period October 20, 1995 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/	Deloitte & Touche LLP
Chartered Accountants

Calgary, Alberta, Canada
February 18, 2000

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Balance Sheets
(expressed in U.S. dollars)

December 31	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ 4,279,279	$ 9,068,723
Accounts receivable	745,756	101,731
Due from officers and employees	100	3,219
Prepaid expenses and other	68,487	85,343
Total current assets	5,093,622	9,259,016
Note receivable from officer [note 4]	34,886	34,550
Debt issuance costs [note 7]	24,706	-
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2(h) and 5]	3,160,808	775,159
Other property and equipment, net of accumulated depreciation and amortization [notes 2(i) and 6]	3,854,206	661,201
	-------------------	- --------------
Total assets	$ 12,168,228	$ 10,729,926
	=============	============
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 720,745	$ 32,716
Wages and employee benefits payable	109,522	132,685
Accrued oil and natural gas property costs	67,575	382,386
Current portion long-term debt [note 7]	64,864	-
Other accrued liabilities	85,380	54,534
	-------------------	- --------------
Total current liabilities	1,048,086	602,321
Long-term debt [note 7]	1,535,136	- -
	-------------------	- --------------
Total liabilities	2,583,222	602,321
Shareholders' equity:
Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share:
800,000 shares authorized and 800,000 shares issued as of December 31, 2000 and December 31, 1999 [note 9]	800	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 13,112,916 shares issued as of December 31, 2000; 12,856,816 shares issued as of December 31, 1999 [note 8]	13,113	12,857
Warrants [notes 9 and 10]	-	1,132,000
Additional paid-in capital	19,612,276	16,330,692
Deficit accumulated during the development stage	(9,977,155)	(7,319,341)
Accumulated other comprehensive loss	(64,028)	(29,403)
	-------------------	- --------------
Total shareholders' equity	9,585,006	10,127,605
	=============	============
Total liabilities and shareholders' equity	$ 12,168,228	$ 10,729,926
	=============	============

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets
ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Statements Of Loss And Comprehensive Loss
(expressed in U.S. dollars)

Twelve Months Ended December 31, Twelve Months Ended December 31, (October 20, 1995) To December 31	2000	1999	1998	Cumulative
Operating expense:
Administrative	$ 1,529,946	$ 1,132,390	$ 979,119	$ 4,792,308
Impairment of oil and natural gas properties [notes 2(h) and 5]	499,830	- -	- -	499,830
Amortization and depreciation [note 2(i)]	343,225	171,494	71,919	637,219
Research and development [note 2(j)]	368,249	272,489	57,823	902,650
Survey support [note 2(k)]	245,717	287,632	193,759	847,696
Survey operations and data analysis [note 2(l)]	26,578	30,354	30,026	86,958
Write-down of property and equipment	- -	588	- -	17,662
	-------------------	------------------	------------------	------------------
Total operating expense	3,013,545	1,894,947	1,332,646	7,784,323
Operating loss	(3,013,545)	(1,894,947)	(1,332,646)	(7,784,323)
Other income (expense):
Interest expense	(19,274)	-	(14,299)	(143,573)
Interest income	357,483	360,434	209,906	980,913
Other income	17,522	-	19,231	36,753
Settlement of damages	- -	- -	- -	157,500
	-------------------	------------------	------------------	------------------
Total other income (expense)	355,731	360,434	214,838	1,031,593
Net loss for the period	(2,657,814)	(1,534,513)	(1,117,808)	(6,752,730)
Other comprehensive loss:
Foreign currency translation adjustments [note 2(m)]	(34,625)	(29,403)	- -	(64,028)
	-------------------	------------------	------------------	------------------
Comprehensive loss for the period	$ (2,692,439)	$ (1,563,916)	$ (1,117,808)	$ (6,816,758)
	============	============	============	============
Basic and diluted loss per share [note 2(n)]	$ (0. 20)	$ (0.12)	$ (0.35)(1)
	============	============	============
Weighted average shares outstanding	12,987,297	12,684,289	12,392,011
	============	============	============

(1)    Basic and diluted loss per share for the twelve-month period ended December 31, 1998 includes an adjustment for a deemed distribution attributable to a beneficial conversion feature for series "A" preferred stock. See notes 2(n) and 9.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Statements Of Shareholders' Equity (Deficit)
(expressed in U.S. dollars)

For Fiscal Years Ended December 31	Accumulated Other Compre- hensive Income	Common Stock Shares Amount		Series "A" Convertible Preferred Stock Shares Amount		Warrants Shares Amount		Paid-in Capital	Deficit Accumulated During The Development Stage
1995:
Issued at inception for cash at $0.001 per share on October 20, 1995	$ -	5,000,000	$ 5,000	- -	$ -	- -	$ -	$ -	$ -
Net loss for fiscal 1995	-	-	-	-	-	-	-	-	(53,696)
Net other comprehensive loss for fiscal 1995	-	- -	-	- -	- -	-	- -	- -	- -
	-----------------	---------------	------------	-----------	-----------	------------	----------------	-----------------	--------- -------
Balance - December 31, 1995	-	5,000,000	5,000	-	-	-	-	-	(53,696)

1996:
Issued on reverse acquisition on January 30, 1996		5,968,281	5,968	-	-	-	-	(5,968)	-
Issued for cash at $1 per share on May 29, 1996		975,000	975	-	-	-	-	967,775	-
Net loss for fiscal 1996	-	-	-	-	-	-	-	-	(475,578)
Net other comprehensive loss for fiscal 1996	- -	- -	- -	- -	- -	- -	- -	- -	- -
	-----------------	---------------	------------	-----------	-----------	------------	----------------	-----------------	--------- -------
Balance - December 31, 1996	-	11,943,281	11,943	-	-	-	-	961,807	(529,274)
1997:
Issued for services at $2.315 per share on July 1, 1997	- -	71,938	72	- -	- -	- -	- -	166,469	- -
Net loss for fiscal 1997	-	-	-	-	-	-	-	-	(913,321)
Net other comprehensive loss for fiscal 1997	- -	- -	- -	- -	- -	- -	- -	- -	- -
	-----------------	---------------	------------	-----------	-----------	------------	----------------	-----------------	--------- -------
Balance - December 31, 1997	-	12,015,219	12,015	-	-	-	-	1,128,276	(1,442,595)

1998:
Issued on conversion of promissory notes at $2.72 per share on February 1, 1998, net of issuance costs		411,764	412					1,119,588	- -
Issued for cash at $7.50 per share on April 3, 1998				800,000	800			7,792,167	(2,104,000)
Issued with series "A" preferred stock on April 3, 1998						200,000	1,132,000		(1,132,000)
Net loss for fiscal 1998	-	-	-	-	-	-	-	-	(1,117,808)
Net other comprehensive loss for fiscal 1998	- -	- -	- -	- -	- -	- -	- -	- -	- -
	-----------------	---------------	------------	-----------	-----------	------------	----------------	-----------------	--------- -------
Balance - December 31, 1998	$ - -	12,426,983	$ 12,427	800,000	$ 800	200,000	$ 1,132,000	$ 10,040,031	$ (5,796,403)

[continued on next page]

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Statements Of Shareholders' Equity (Deficit)
(expressed in U.S. dollars)
For Fiscal Years Ended December	Accumulated Other Compre- hensive Income	Common Stock Shares Amount		Series "A" Convertible Preferred Stock Shares Amount		Warrants Shares Amount		Paid-in Capital	Deficit Accumulated During The Development Stage
1999:
Issued for cash at $15 per share on May 17, 1999, net of issuance costs	$ -	400,000	$ 400	- -	$ -	- -	$ -	$ 5,998,252	$ -
Options exercised for cash at prices between $8.125 and $9.50 per share during fiscal 1999	- -	35,000	35	- -	- -	- -	- -	303,979	- -
Cancelled on October 14, 1999	-	(5,167)	(5)	-	-	-	-	(11,570)	11,575
Net loss for fiscal 1999	-	-	-	-	-	-	-	-	(1,534,513)
Net other comprehensive loss for fiscal 1999	(29,403)	- -	-	-	-	-	- -	- -	- -
	-----------	--------------	-------------	------------	-----------	-----------	----------------	-----------------	------------------
Balance - December 31, 1999	(29,403)	12,856,816	12,857	800,000	800	200,000	1,132,000	16,330,692	(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	- -	200,000	200	- -	- -	(200,000)	(1,132,000)	2,631,800	- -
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	- -	56,100	56	- -	- -	- -	- -	649,784	- -
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	- -	-	-	-	-	- -	- -	- -
	-----------	--------------	-------------	------------	-----------	-----------	----------------	-----------------	------------------
Balance - December 31, 2000	$ (64,028)	13,112,916	$ 13,113	800,000	$ 800		$ - -	$ 19,612,276	$ (9,977,155)
	==========	===========	========	=========	=======	========	===========	===========	===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Statements Of Cash Flows
(expressed in U.S. dollars)
Twelve Months Ended December 31, and Cumulative From Inception (October 20, 1995) To December 31	2000	1999	1998	Cumulative
Operating activities:
Net loss for the period	$ (2,657,814)	$ (1,534,513)	$ (1,117,808)	$ (6,752,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of property and equipment	343,225	171,494	71,919	637,219
Write-down of property and equipment	-	588	-	17,662
Amortization of deferred costs	-	93,014	61,273	154,287
Impairment of oil and natural gas properties	499,830	-	-	499,830
Gain on sale of property and equipment	(11,059)	-	-	(11,059)
Changes in non-cash working capital:
Accounts receivable	(644,025)	18,369	(31,996)	(745,756)
Due from officers and employees	3,119	(1,884)	(1,335)	(100)
Prepaid expenses	16,856	(58,012)	6,183	(68,487)
Trade payables	688,029	(108,710)	(48,213)	720,745
Wages and employee benefits	(23,163)	115,395	(18,716)	109,522
Accrued liabilities	30,846	35,900	18,634	85,380
Deferred financing for insurance premium	-	-	-	7,766
Consulting costs settled by issuance of common stock	-	-	-	166,541
Interest costs settled by issuance of common stock	- -	- -	10,000	120,000
	-----------------	------------------	-----------------	---------------
Net cash used in operating activities	(1,754,156)	(1,268,359)	(1,050,059)	(5,059,180)
Financing activities:
Funds borrowed for aircraft financing	1,600,000	-	-	1,600,000
Funds borrowed from affiliates	-	-	-	1,100,000
Repayment of funds borrowed from affiliates	-	-	-	(100,000)
Funds raised through the sale of common stock, net of costs	-	5,998,652	-	6,972,402
Funds raised through the sale of preferred stock and warrants, net of costs	- -	- -	5,688,967	5,688,967
Funds raised through the exercise of options	649,840	303,979	-	953,819
Funds raised through the exercise of warrants	1,500,000	-	-	1,500,000
Repayment of deferred financing for insurance premium	-	-	(146,520)	(146,520)
Changes in non-cash working capital:
Debt issuance costs	(24,706)	- -	- -	(24,706)
	-----------------	------------------	-----------------	---------------
Net cash generated by financing activities	3,725,134	6,302,631	5,542,447	17,543,962
Investing activities:
Funds invested in property and equipment	(3,537,167)	(258,058)	(591,492)	(4,525,522)
Proceeds on sale of property and equipment	11,996	-	-	11,996
Funds invested in oil and natural gas properties	(2,885,479)	(775,159)	-	(3,660,638)
Funds borrowed by an employee	-	-	(35,760)	(35,760)
Repayment of funds borrowed by an employee	(336)	863	347	874
Changes in non-cash working capital:
Accrued oil and natural gas property costs	(314,811)	382,386	- -	67,575
	-----------------	------------------	-----------------	---------------
Net cash used in investing activities	(6,725,797)	(649,968)	(626,905)	(8,141,475)
Effect of net other comprehensive loss	(34,625)	(29,403)	-	(64,028)
Net cash inflow (outflow)	(4,789,444)	4,354,901	3,865,483	4,279,279
Cash position, beginning of period	9,068,723	4,713,822	848,339	- -
	-----------------	------------------	-----------------	---------------
Cash position, end of period	$ 4,279,279	$ 9,068,723	$ 4,713,822	$ 4,279,279
	=============	=============	============	============

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Consolidated Statements Of Cash Flows
(expressed in U.S. dollars)
December 31, 2000 and 1999

  ORGANIZATION AND OPERATIONS

a.      Our Company

Energy Exploration Technologies ("we," "our company" or "NXT"), a development stage enterprise, was incorporated under the laws of the State of Nevada on September 27, 1994. We have four wholly owned subsidiaries, to wit: two exploration subsidiaries,  NXT Energy USA  Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada") which focus on exploration efforts in the United States and Canada, respectively, and two aircraft operation subsidiaries, NXT Aero USA Inc. (" NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada"), which operate our aircraft on survey missions for NXT Energy USA and NXT Energy Canada, respectively.

b.      Our Business

    We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two subsidiaries-NXT Energy USA, which focuses on United States-based exploration, and NXT Energy Canada , which focuses on Canadian-based exploration. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD survey system.

b.      Plans Going Forward

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

a.      Basis of Presentation

    We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for annual financial reporting.

           b.     Consolidation

    We have consolidated the accounts of our wholly owned subsidiaries with those of NXT in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst NXT and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

           c.     Reclassifications

    We have changed the manner of presentation in these consolidated financial statements and, as a consequence, have reclassified certain accounts and amounts reflected in our prior annual consolidated financial statements to conform to this change in presentation.

 d.     Estimates and Assumptions

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

 e.     Cash and Cash Equivalents

    For purposes of preparing the consolidated balance sheets and statements of cash flows contained in these consolidated financial statements, we consider all investments with original maturities of ninety days or less to constitute "cash and cash equivalents."

  f.     Debt Issuance Costs

    Debt issuance costs are amortized on a straight-line basis over the life of the related debt.

 g.     Fair Value of Financial Instruments

    Our financial instruments consist of cash, accounts receivable, notes receivable, trade payables, accrued liabilities and long-term debt. The book value of these financial instruments, other than long-term debt, approximates their fair values due to their short-term to maturity and similarity to current market rates. The carrying value of the company's long-term debt is considered to approximate its fair value because the interest rate is comparable to current rates available to the company. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

h.     Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. These capitalized costs include:

    land acquisition costs;

    geological and geophysical costs;

    costs of drilling both productive and non-productive wells;

    cost of production equipment and related facilities; and

    various costs associated with evaluating petroleum and natural gas properties for potential acquisition.

We only capitalize overhead that is directly identified with acquisition, exploration or development activities. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content. No depletion or depreciation expense was recorded as NXT is a development stage enterprise.

In applying the full cost method of accounting, capital costs in each cost center less accumulated depletion and depreciation and related deferred income taxes are restricted from exceeding an amount equal to the sum of the present value of their related estimated future net revenues discounted at 10% less estimated future expenditures, and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of related tax effects. Should this comparison indicate an excess carrying value, a write-down would be recorded. This has not been performed as NXT is a development stage enterprise.

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

 i.     Other Property and Equipment

    We carry our other capitalized property and equipment at cost, and depreciate or amortize them over their estimated service lives using the declining balance method as follows:

Aircraft	5%
Computer equipment	30%
Computer software	100%
Equipment	20%
Furniture and fixtures	20%
Leasehold improvements	20%
Tools	20%
Vehicles	30%

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

  i.     Research and Development Expenditures

    We expense all research and development expenditures we incur to develop, improve and test our SFD survey system and related components, including allocable salaries.

  k.     Survey Support Expenditures

We expense all survey support expenditures we incur, after netting costs which are reimbursable by our joint venture partners. Survey support expenditures consist primarily of the cost, including allocable salaries, to:

    conduct field evaluations designed by our joint venture partners to evaluate the SFD survey system; and

    develop, organize, staff and train our survey and interpretation operational functions.

  l.     Survey Operations and Data Analysis Expenditures

We expense all survey and data analysis costs we incur, after netting costs which are reimbursable by our joint venture partners. Survey and data analysis expenditures consist primarily of:

    aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment; and

    allocable salaries of our personnel while interpreting SFD Data.

 m.     m.    Foreign Currency Translation

Our only operations outside of the United States are in Canada. Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose functional currency is Canadian dollars, into U.S. dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive loss. For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars:

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

  n.     Basic and Diluted Loss Per Share

    Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"), by dividing the net loss for the period attributable to holders of our common stock by the weighted average number of shares of our common stock outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into our common stock.

    In calculating our diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities. See note 9.

  o.     Stock-Based Compensation

    In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 11(c).

  p.     Recent Pronouncements

On January 1, 2001, NXT will adopt SFAS No.133, "Accounting for Derivative Instruments And Hedging," as modified by SFAS No.138 "Accounting for Certain Derivative Instruments and Hedging Activities" SFAS No.133 requires a company to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value of derivative instruments are recognized in earnings unless specific hedge criteria is met. Changes in fair value of derivative instruments that are designated as hedges are recognized in earnings in the same period as the hedged item. SFAS No.133 requires that a company formally document, designate and assess the effectiveness of instruments that receive the hedge accounting. NXT has no derivative instruments and the adoption of SFAS No.133 on January 1, 2001 will not have a material impact to our consolidated financial position or the results of operations.

3.       REVERSE ACQUISITION

We acquired what is now our wholly-owned subsidiary, NXT Energy USA Inc. (then known as Pinnacle Oil Inc.), on January 20, 1996, in a transaction accounted for as a "reverse acquisition." This acquisition was effected through the issuance of 10,090,675 common shares of NXT (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares at that date, in exchange for all of the outstanding shares of NXT Energy USA. As a result of the application of the noted accounting principles governing reverse acquisitions, NXT Energy USA (and not NXT) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

We have accounted for the NXT Energy USA acquisition as an issuance of stock by NXT Energy USA  in exchange for the tangible net assets of NXT, valued at fair value, which approximate historical costs. As a result, our consolidated statements of loss and shareholders' equity (deficit) included in these consolidated financial statements are deemed to be a continuation of NXT Energy USA's financial statements, and therefore reflect:

   NXT Energy USA's operations from the date of its formation (October 20, 1995) through the effective date of the reverse acquisition (January 20, 1996); and

  our consolidated operations after the effective date of the reverse acquisition (January 20, 1996).

4.       NOTE RECEIVABLE FROM OFFICER

  In September 1998, we loaned the sum of Cdn. $54,756 (U.S. $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer is required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The amount of the monthly payments is calculated on the basis of a 300-month amortization rate, principal plus interest, using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5.5%).

5.       OIL AND NATURAL GAS PROPERTIES

  Summarized below are the oil and natural gas property costs we capitalized for our fiscal years ended December 31, 2000 and December 31, 1999, and as of December 31, 2000:

	Twelve Months Ended December 31 2000 1999		As of December 31 2000
Acquisition costs	$ 58,377	$ 404,585	$ 462,962
Exploration costs	2,827,102	370,574	3,197,676
	-------------------	------------------	------------------
Oil and natural gas properties	2,885,479	775,159	3,660,638
Less impairment	(499,830)	- -	(499,830)
	- -------------------	- ------------------	- ------------------
Net oil and natural gas properties	$ 2,385,649	$ 775,159	$ 3,160,808
	=============	============	=============

  Since all of our oil and natural gas properties as of December 31, 2000 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

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

  At the end of each fiscal quarter, our management performs an overall assessment of each of our oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2(h)). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of that date, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

6.       OTHER PROPERTY AND EQUIPMENT

  Summarized below are our capitalized costs for other property and equipment as of December 31, 2000 and December 31, 1999:

As of December 31 2000 1999
Aircraft	$ 3,385,139	$ 238,653
Computer equipment	282,272	189,586
Computer software	116,819	71,174
Equipment	77,169	62,749
Furniture and fixtures	190,039	165,274
Leasehold improvements	253,459	102,761
SFD survey system (including software)	115,336	59,169
Tools	1,640	1,704
Vehicle	18,828	62,494
	--------------------	-------------------
Property and equipment	4,440,701	953,564
Less accumulated depreciation and amortization	(586,495)	(292,363)
	- ---------------------	- --------------------
Net property and equipment	$ 3,854,206	$ 661,201
	==============	=============

7.       LONG TERM DEBT

  On November 6, 2000, we borrowed $1,600,000 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants. We also paid $24,706 in fees with respect to this loan which we recorded as debt issuance costs.

  The principal payment requirements for the long-term debt outstanding at December 31, 2000 are as follows for the years ending December 31:

2001	$ 64,864
2002	71,407
2003	78,611
2004	86,542
2005	95,273
Subsequent years	1,203,303
----------------
1,600,000
Less current portion	(64,864)
--------------------
$ 1,535,136
=============

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

We exercised our right to convert the notes into 411,764 shares of common stock on February 1, 1998, in satisfaction of $1,120,000 in aggregate principal and accrued interest which became due on January 31, 1998.

On May 17, 1999, we raised $6,000,000 in gross proceeds through a private placement of 400,000 shares of our common stock at $15 per share. Net proceeds to our company from this offering were $5,998,652, after deducting $1,348 in offering expenses.

During fiscal 1999, we raised $303,979 in gross proceeds through our employees' exercise of stock options entitling them to purchase 35,000 shares of our common stock at exercise prices between $8.125 and $9.50 per share.

On March 31, 2000, the holder of warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share exercised these warrants, resulting in gross proceeds to our company of $1,500,000. See note 9.

During fiscal 2000, we raised $649,840 in gross proceeds through our employees' exercise of stock options entitling them to purchase 56,100 shares of our common stock at exercise prices between $8.25 and $17 per share.

9.       PREFERRED STOCK AND WARRANTS

On April 3, 1998, we completed a series of transactions pursuant to which:

  NXT Energy USA entered into a joint venture agreement, and we concurrently raised $6,000,000 in gross proceeds from an affiliate of the joint venture partner through the private placement to that party of 800,000 shares of our series "A" convertible preferred stock, and warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share.

The net proceeds of this private placement were $5,688,167, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission.

Each share of preferred stock is convertible into one common share at the election of the holder, and carries a $7.50 liquidation preference should our company wind-up and dissolve. We reserved the right to redeem the preferred stock at a price of $7.50 per share if it has not been converted into common stock by April 3, 2000, and the holder forgoes a final opportunity to exercise his conversion rights to avoid redemption. The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each warrant carried a $7.50 per share exercise price, and stipulated that it would lapse to the extent not exercised by April 3, 2000. All of the warrants were exercised on March 31, 2000 for gross proceeds of $1,500,000. See note 8.

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

We also made appropriate adjustment for the deemed distribution in calculating our basic loss per common share. See note 2(n).

10.     PERFORMANCE WARRANTS

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of December 31, 2000.

11.     OPTIONS

 a.     Description of Plans

Through December 31, 2000, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

    Separate free-standing directors' options which we granted to selected directors as compensation for serving on our Board of Directors;

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

 b.     Summary of Option Grants

    We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2000:

2000 1999 1998 Common Weighted Common Weighted Common Weighted Shares Average Shares Average Shares Average Under Exercise Under Exercise Under Exercise Options Price Options Price Options Price
Outstanding at beginning of year	1,715,000	$ 12.33	500,000	$ 7.47	215,000	$ 6.43
Granted	655,000	24.38	1,275,000	14.05	285,000	8.25
Exercised	(56,100)	11.58	(35,000)	8.68	-	-
Cancelled or lapsed	(94,000)	22.84	(25,000)	8.25	- -	- -
	------------	------------	-------------	----------	-----------	---------
Outstanding at end of year	2,219,900	$15.46	1,715,000	$12.33	500,000	$ 7.47
	========	=======-	=========	=======	=======	======
Exercisable at end of year	466,900		232,500		150,000
	========		=========		=======
Available for grant at end of year	299,000		460,000		710,000
	========		=========		=======

    We have summarized below all outstanding options under the Plans as of December 31, 2000:

Grant Exercise December 31, 2000 Date Price Outstanding Vested
Director Non-qualified	5-12-97	5.81	75,000	75,000
Director Non-qualified	5-20-97	5.25	90,000	90,000
Employee Incentive	11-24-97	9.50	36,600	16,600
Director Non-qualified	3-10-98	8.31	45,000	45,000
Employee Incentive	5-12-98	8.25	30,000	20,000
Employee Incentive	8-24-98	8.25	117,500	17,500
Employee Incentive	10-1-98	8.125	20,000	5,000
Employee Non-qualified	5-1-99	14.00	994,470	151,134
Employee Incentive	5-1-99	15.00	33,330	6,666
Employee Incentive	5-12-99	17.00	16,000	-
Employee Incentive	9-21-99	13.625	100,000	20,000
Employee Incentive	11-16-99	14.125	69,000	17,000
Director Non-qualified	2-15-00	28.75	60,000	-
Employee Incentive	3-20-00	34.50	20,000	-
Director Non-qualified	4-17-00	26.25	120,000	-
Employee Incentive	5-8-00	29.75	45,000	-
Employee Incentive	6-1-00	32.125	30,000	-
Employee Incentive	6-1-00	27.125	100,000	-
Employee Incentive	8-9-00	28.065	3,000	3,000
Employee Incentive	9-1-00	25.875	125,000	-
Employee Incentive	12-27-00	4.125	90,000	- -
			------------------	------------
			2,219,900	466,900
			============	========

    The employee options outstanding as of December 31, 2000 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of December 31, 2000 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of December 31, 2000 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

 c.     Compensation Expense Associated with Grant of Options

Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of options for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of grant. See note 2(o).

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," we would have recorded additional compensation costs of approximately $4,730,890, $3,253,147 and $343,200 for the twelve-month periods ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively. These amounts are determined using an option pricing model with the following assumptions:

    no dividends are paid;

    an average vesting period of four and one-half years;

    a weighted average annualized volatility of our common share price of 63%; and

    a weighted average annualized risk free interest rate at 6.67%.

Summarized below is pro forma financial information for the three twelve-month periods ended December 31, 2000 which presents the net loss for the period and loss per common share for the period calculated in accordance with SFAS No. 123:

December 31 2000 1999 1998
Net loss for the period as reported	$ (2,657,814)	$ (1,534,513)	$ (1,117,808)
Compensation expense computed under SFAS No. 123	(4,730,890)	(3,253,147)	(343,200)
Deemed distribution to holders of preferred stock and warrants	- -	- -	(3,236,000)(1)
Pro forma net loss for the period	$ (7,388,704)	$ (4,787,660)	$ (4,697,008)
Pro forma basic and diluted loss per common share	$ (0.57)	$ (0.38)	$ (0.38)
  (1)   This amount has been included to depict the impact of the valuation expense related to an adjustment for a deemed distribution attributable to a  beneficial conversion feature for these instruments in the computation of pro forma loss and loss per common share. See notes 2(n) and 9.

12.     INCOME TAXES

 a.     Net Operating Losses Carried Forward

    As of December 31, 2000, the following net operating losses are available to reduce our taxable income in future years:

Country Amount Expiration Dates

United States	$ 3,931,312	2010-2020
Canada	$ 2,831,501	2004-2007

 b.     Deferred Income Tax Assets

  As of December 31, 2000, our accounts contained the following deferred income tax assets:

Statutory Tax United States Amount Tax Rate Benefit

Tax benefit of loss carryforwards	$ 3,931,312	34%	$ 1,336,646
Tax liability related to depreciation	(762,568)	34%	(259,273)
Valuation reserve			(1,077,373)
			$ -

Statutory Tax United States Amount Tax Rate Benefit

Tax asset related to depreciation	$ 505,087	44.62%	$ 225,369
Tax benefit of loss carryforwards	2,831,501	44.62%	1,263,416
Valuation reserve			(1,488,785)
			$ -

  As of December 31, 1999, our accounts contained the following deferred assets:

Statutory Tax United States Amount Tax Rate Benefit

Tax benefit of loss carryforwards	$ 1,762,145	34%	$ 599,129
Tax liability related to depreciation	(44,550)	34%	(15,147)
Valuation reserve			(583,982)
			$ -

Statutory Tax United States Amount Tax Rate Benefit

Tax benefit of loss carryforwards	$ 2,202,880	44.62%	$ 982,925
Tax liability related to depreciation	(19,956)	44.62%	(8,904)
Valuation reserve			(974,021)
			$ -

We have not provided for any amount of current or deferred U.S. federal, state or foreign income taxes for the current period or any prior period presented.  We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.  The increase in the valuation allowance on the deferred tax asset during the year ended December 31, 2000 was $1,008,155, as compared to $887,387 for the year ended December 31, 1999.

13.     RELATED PARTY TRANSACTIONS

  Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for our three fiscal years ended December 31, 2000:

December 31 2000 1999 1998

Collective legal fees accrued to two law firms in fiscal 2000 and 1999, and three law firms in fiscal 1998, with partners who were also directors of NXT or NXT Energy Canada	$ 21,914	$ 28,417	$ 142,131
Collective wages, fees and benefits paid to three executive officers of NXT in fiscal 2000 and 1999, and two executive officers of NXT in fiscal 1998, who were also directors of NXT	$ 494,707	$ 491,021	$ 240,000
Accounts receivable due from executive officers	$ 4,410	$ 1,565	$ 1,335

  Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources Corporation, pursuant to which we received the exclusive world-wide right to use, possess and control our SFD technology for hydrocarbon exploration purposes. Momentum is controlled and indirectly owned by two of our significant stockholders, both of whom are directors and one of whom is an executive officer as of December 31, 2000. We are obligated under the terms of the SFD technology license to pay Momentum an SFD Royalty equal to 5% of any Net SFD Profits (as those terms are defined in the license) which we may receive. No SFD Royalty was earned or payable as of December 31, 2000.

14.     COMMITMENTS

  At December 31, 2000, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

  Our recent practice with our joint venture partners has been to participate in selected prospects on a combination of working interest and overriding royalty basis, typically a 22.5% working interest and a 4% overriding royalty. In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

  On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of December 31, 2000, expires on January 21, 2003. Our combined obligations for base lease payments, building operating cost and other pass-through items as of December 31, 2000 was Cdn. $21,418 per month, which translates into U.S. $14,283 per month based upon the closing conversion rate as of that date.

  On June 1, 2000, we entered into a five-year operating lease for our hanger facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of December 31, 2000 was Cdn. $13,345, which translates into U.S. $8,900 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.

15.     SEGMENT INFORMATION

We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly for our account or indirectly for our account through working interest or overriding royalty interests through our joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties.

As we are a development stage enterprise, the majority of our revenues through December 31, 2000, have been from interest earned on cash and cash equivalents.

Summarized below is geographic information relating to:

    our assets as of the last day of each fiscal year indicated, allocated amongst the geographic areas in which the assets were physically located or principally connected;

    revenues we have received from our external customers for our last three fiscal years ended December 31, 2000, allocated amongst the geographic areas in which the revenue was generated;

    revenues we have received from sources other than our external customers for our last three fiscal years ended December 31, 2000, allocated amongst the geographic areas in which the revenue was generated; and

    our operating loss for our last three fiscal years ended December 31, 2000, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Twelve Months Ended United States Canada Total

2000:
Assets	$ 9,330,483	$ 2,837,745	$ 12,168,228
Revenues from external customers	-	-	-
Revenues from other sources	364,645	10,360	375,005
Operating loss	(1,673,822)	(983,992)	(2,657,814)

1999:
Assets	$ 9,349,409	$ 1,380,517	$ 10,729,926
Revenues from external customers	-	-	-
Revenues from other sources	355,727	4,707	360,434
Operating loss	(416,465)	(1,118,048)	(1,534,513)

1998:
Assets	$ 4,764,653	$ 801,552	$ 5,566,205
Revenues from external customers	-	-	-
Revenues from other sources	215,503	13,634	229,137
Operating loss	(347,953)	(769,855)	(1,117,808)

In preparing the above table, we have eliminated all intersegment revenues, expenses and assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

Calgary, Alberta, Canada
ENERGY EXPLORATION TECHNOLOGIES, a Nevada corporation
By: /s/ George Liszicasz George Liszicasz, Chief Executive Officer (co-principal executive officer)

By: /s/ Daniel C. Topolinsky Daniel C. Topolinsky, President and Chief Operating Officer (co-principal executive officer)

By: /s/ John M. Woodbury, Jr. John M. Woodbury, Jr., Chief Financial Officer (principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 30, 2001, and in the capacities indicated.
By: /s/ George Liszicasz George Liszicasz	Chief Executive Officer (co-principal executive officer) and Chairman

By: /s/ Daniel C. Topolinsky ; Daniel C. Topolinsky	President and Chief Operating Officer (co-principal executive officer) and Director

By: /s/ John M. Woodbury, Jr. John M. Woodbury, Jr.	Chief Financial Officer (principal accounting and financial officer) and Secretary

By: /s/ Lorne W. Carson* Lorne W. Carson	Director

By: /s/ Dennis R. Hunter* Dennis R. Hunter	Director

By: Jon E.M. Jacoby	Director

By: /s/ K. Rick Turner* K. Rick Turner	Director

By: * /s/ Daniel C. Topolinsky Daniel C. Topolinsky (Attorney in Fact)