Form 10-Q
period 2001-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2001-05-15
CIK 1009922

As filed with the Securities and Exchange Commission on May 15, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[ X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2001; Or
Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

(403) 264-7020
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,112,916 shares of common stock, par value $0.001 per share, as of May 11, 2001

ENERGY EXPLORATION TECHNOLOGIES
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I	BUSINESS	1
Item 1	FINANCIAL STATEMENTS	1
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
	General	17
	Overview	17
	Results Of Operations	18
	Liquidity And Capital Resources	21
	Other Matters	23
	Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	24
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	35
	Oil And Gas Price Fluctuations	35
	Currency Fluctuations	35
	Interest Rate Fluctuations	35
Part II	OTHER INFORMATION	36
Item 1	LEGAL PROCEEDINGS	36
Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	36
Item 3	DEFAULTS UPON SENIOR SECURITIES	36
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
Item 5	OTHER INFORMATION	36
Item 6	EXHIBITS	36
	Exhibits	36
	Reports on form 8-K	36

-ii-

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Balance Sheets (unaudited) (expressed in U.S. dollars)
	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 3,219,806	$ 4,279,279
Accounts receivable	393,793	745,756
Due from officers and employees	198	100
Prepaid expenses and other	134,086	68,487
	----------------------	-----------------------
Total current assets	3,747,883	5,093,622
Note receivable from officer [note 4]	33,001	34,886
Debt issuance costs [notes 2(f) and 7]	24,230	24,706
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2(h) and 5]	3,678,564	3,160,808
Other property and equipment, net of accumulated depreciation and amortization [notes 2(i) and 6]	3,756,270	3,854,206
	----------------------	-----------------------
Total assets	$ 11,239,948	$ 12,168,228
	===============	================
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 624,359	$ 720,745
Wages and employee benefits payable	108,501	109,522
Accrued oil and natural gas property costs	61,481	67,575
Current portion long-term debt [note 7]	66,441	64,864
Other accrued liabilities	33,694	85,380
	----------------------	-----------------------
Total current liabilities	894,476	1,048,086
Long-term debt [note 7]	1,517,923	1,535,136
	----------------------	-----------------------
Total liabilities	2,412,399	2,583,222
Shareholders' equity:
Series "A" convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share:
800,000 shares authorized and 800,000 shares issued as of March 31, 2001 and December 31, 2000 [note 9]	800	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 13,112,916 shares issued as of March 31, 2001 and December 31, 2000, respectively [note 8]	13,113	13,113
Warrants [notes 9 and 10]	-	-
Additional paid-in capital	19,612,276	19,612,276
Deficit accumulated during the development stage	(10,602,112)	(9,977,155)
Accumulated other comprehensive loss	(196,528)	(64,028)
	----------------------	-----------------------
Total shareholders' equity	8,827,549	9,585,006
	----------------------	-----------------------
Total liabilities and shareholders' equity	$ 11,239,948	$ 12,168,228
	===============	================

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Loss And Comprehensive Loss (unaudited) (expressed in U.S. dollars)
Three Months Ended March 31, and Cumulative From Inception (October 20, 1995) To March 31, 2001	2001	2000	Cumulative

Operating expense:
Administrative	$ 314,150	$ 327,684	$ 5,106,458
Impairment of oil and natural gas properties [notes 2(h) and 5]	20,775	-	520,605
Amortization and depreciation [note 2(i)]	76,579	74,021	713,798
Research and development [note 2(j)]	130,115	64,641	1,032,765
Survey support [note 2(k)]	51,082	84,049	898,778
Survey operations and data analysis [note 2(l)]	37,957	53,333	124,915
Write-down of property and equipment	-	-	17,662
	----------------------	----------------------	------------------------
Total operating expense	630,658	603,728	8,414,981

Operating loss	(630,658)	(603,728)	(8,414,981)

Other income (expense):
Interest expense	(38,839)	-	(182,412)
Interest income	42,988	112,830	1,023,900
Other income	1,552	-	38,305
Settlement of damages	-	-	157,500
Total other income (expense)	5,701	112,830	1,037,293
	----------------------	----------------------	------------------------
Net loss for the period	(624,957)	(490,898)	(7,377,688)

Other comprehensive loss:
Foreign currency translation adjustments [note 2(m)]	(132,500)	(8,702)	(196,528)
	----------------------	----------------------	------------------------
Comprehensive loss for the period	$ (757,457)	$ (499,600)	$ (7,574,216)
	===============	===============
Basic and diluted loss per share [note 2(n)]	$ (0.05)	$ (0.04)
	===============	===============
Weighted average shares outstanding	13,112,916	12,863,050
	===============	===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)
Accumulated Other Comprehensive Income		Common Stock		Series "A" Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount
1995:
Issued at inception for cash at $0.001 per share on October 20, 1995	$ -	5,000,000	$ 5,000	-	$ -	-	$ -	$ -	$ -
Net loss for fiscal 1995	-	-	-	-	-	-	-	-	(53,696)
Net other comprehensive loss for fiscal 1995	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1995	-	5,000,000	5,000	-	-	-	-	-	(53,696)

1996:
Issued on reverse acquisition on January 30, 1996	-	5,968,281	5,968	-	-	-	-	(5,968)	-
Issued for cash at $1 per share on May 29, 1996	-	975,000	975	-	-	-	-	967,775	-
Net loss for fiscal 1996	-	-	-	-	-	-	-	-	(475,578)
Net other comprehensive loss for fiscal 1996	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1996	-	11,943,281	11,943	-	-	-	-	961,807	(529,274)

1997:
Issued for services at $2.31.5 per share on July 1, 1997	-	71,938	72	-	-	-	-	166,469	-
Net loss for fiscal 1997	-	-	-	-	-	-	-	-	(913,321)
Net other comprehensive loss for fiscal 1997	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1997	-	12,015,219	12,015	-	-	-	-	1,128,276	(1,442,595)

1998:
Issued on conversion of promissory notes at $2.72 per share on February 1, 1998, net of issuance costs	-	411,764	412	-	-	-	-	1,119,588	-
Issued for cash at $7.50 per share on April 3, 1998	-	-	-	800,000	800	-	-	7,792,167	(2,104,000)
Issued with series "A" preferred stock on April 3, 1998	-	-	-	-	-	200,000	1,132,000	-	(1,132,000)
Net loss for fiscal 1998	-	-	-	-	-	-	-	-	(1,117,808)
Net other comprehensive loss for fiscal 1998	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1998	$ -	12,426,983	$ 12,427	800,000	$ 800	200,000	$ 1,132,000	$10,040,031	$ (5,796,403)

[continued on next page]

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (expressed in U.S. dollars)
Accumulated Other Comprehensive Income		Common Stock		Series "A" Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount
1999:
Issued for cash at $15 per share on May 17, 1999, net of issuance costs	$ -	400,000	$ 400	-	$ -	-	$ -	$ 5,998,252	$ -
Options exercised for cash at prices between $8.12.5 and $9.50 per share during fiscal 1999	-	35,000	35	-	-	-	-	303,979	-
Cancelled on October 14, 1999	-	(5,167)	(5)	-	-	-	-	(11,570)	11,575
Net loss for fiscal 1999	-	-	-	-	-	-	-	-	(1,534,513)
Net other comprehensive loss for fiscal 1999	(29,403)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1999	(29,403)	12,856,816	12,857	800,000	800	200,000	1,132,000	16,330,692	(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	-	200,000	200	-	-	(200,000)	(1,132,000)	2,631,800	-
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	-	56,100	56	-	-	-	-	649,784	-
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	-	$-	19,612,276	$(9,977,155)

2001:
Net loss for the three-months ended March 31, 2001	-	-	-	-	-	-	-	-	(624,957)
Net other comprehensive loss for the three-month period ended March 31, 2001	(132,500)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - March 31, 2001	$ (196,528)	13,112,916	$ 13,113	800,000	$ 800	-	$ -	$19,612,276	$ (10,602,112)
	==========	==========	==========	==========	==========	==========	==========	==========	===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Cash Flows (unaudited) (expressed in U.S. dollars)

Three Months Ended March 31, and Cumulative From Inception (October 20, 1995) To March 31, 2001 ;	2001	2000	Cumulative
Operating activities:
Net loss for the period	$ (624,957)	$ (490,898)	$ (7,377,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of property and equipment	76,579	74,021	713,798
Write-down of property and equipment	-	-	17,662
Amortization of deferred costs	-	-	154,287
Impairment of oil and natural gas properties	20,775	-	520,605
Gain on sale of property and equipment	-	-	(11,059)
Changes in non-cash working capital:
Accounts receivable	351,963	(59,850)	(393,793)
Due from officers and employees	(98)	(173,392)	(198)
Prepaid expenses	(65,599)	24,903	(134,086)
Trade payables	(96,386)	19,901	624,359
Wages and employee benefits	(1,021)	(26,841)	108,501
Accrued liabilities	(51,686)	(54,418)	33,694
Deferred financing for insurance premium	-	-	7,766
Consulting costs settled by issuance of common stock	-	-	166,541
Interest costs settled by issuance of common stock	-	-	120,000
	---------------------	----------------------	---------------------
Net cash used in operating activities	(390,430)	(686,574)	(5,449,610)
Financing activities:
Funds borrowed for aircraft financing	(15,636)	-	1,584,364
Funds borrowed from affiliates	-	-	1,100,000
Repayment of funds borrowed from affiliates	-	-	(100,000)
Funds raised through the sale of common stock, net of costs	-	-	6,972,402
Funds raised through the sale of preferred stock and warrants, net of costs	-	-	5,688,967
Funds raised through the exercise of options	-	132,140	953,819
Funds raised through the exercise of warrants	-	1,500,000	1,500,000
Repayment of deferred financing for insurance premium	-	-	(146,520)
Changes in non-cash working capital:
Debt issuance costs	476	-	(24,230)
	---------------------	----------------------	---------------------
Net cash generated by financing activities	(15,160)	1,632,140	17,528,802
Investing activities:
Funds invested in property and equipment	(5,673)	(105,496)	(4,504,164)
Proceeds on sale of property and equipment	-	-	11,996
Funds invested in oil and natural gas properties	(511,501)	(331,528)	(4,199,168)
Funds borrowed by an employee	-	-	(35,760)
Repayment of funds borrowed by an employee	1,885	841	2,757
Changes in non-cash working capital:
Accrued oil and natural gas property costs	(6,094)	(193,546)	61,481
	---------------------	----------------------	---------------------
Net cash used in investing activities	(521,383)	(629,729)	(8,662,858)

Effect of net other comprehensive loss	(132,500)	(8,702)	(196,528)

Net cash inflow (outflow)	(1,059,473)	307,135	3,219,806

Cash position, beginning of period	4,279,279	9,068,723	-
	---------------------	----------------------	---------------------
Cash position, end of period	$ 3,219,806	$ 9,375,858	$ 3,219,806
	==============	===============	==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in U.S. dollars) March 31, 2001 and 2000

  Organization And Operations

  Energy Exploration Technologies ("we," "our company" or "NXT"), a development stage enterprise, was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our wholly-owned subsidiaries-NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), our two exploration subsidiaries which focus on exploration acquisition and development efforts in the United States and Canada, respectively; and NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada"), our two aircraft operation subsidiaries which operate our aircraft on survey missions for NXT Energy USA and NXT Energy Canada, respectively. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD survey system.

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

  Significant Accounting Policies

    Basis of Presentation

    We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial reporting.  While these financial statements reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  For additional information, refer to our financial statements included in our annual report on form 10 -K for our fiscal year ended December 31, 2000.

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

  Debt Issuance Costs

    We amortize debt issuance costs on a straight-line basis over the life of the related debt.

    Fair Value of Financial Instruments

    Our financial instruments consist of cash, accounts receivable, notes receivable, trade payables, accrued liabilities and long-term debt. The book value of these financial instruments, other than long-term debt, approximates their fair values due to their short-term to maturity and similarity to current market rates. The carrying value of our long-term debt is considered to approximate its fair value because the interest rate is comparable to current rates available to the company. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

    Recent Pronouncements

On January 1, 2001, NXT adopted SFAS No. 133, "Accounting for Derivative Instruments And Hedging," as modified by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS No. 133 requires a company to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value of derivative instruments are recognized in earnings unless specific hedge criteria is met. Changes in fair value of derivative instruments that are designated as hedges are recognized in earnings in the same period as the hedged item. SFAS No. 133 requires that a company formally document, designate and assess the effectiveness of instruments that receive the hedge accounting. NXT has no derivative instruments and the adoption of SFAS No. 133 on January 1, 2001 has not had a material impact to our consolidated financial position or the results of operations.

  Reverse Acquisition

We acquired what is now our wholly-owned subsidiary, NXT Energy USA (then known as Pinnacle Oil Inc.), on January 20, 1996, in a transaction accounted for as a "reverse acquisition." This acquisition was effected through the issuance of 10,090,675 common shares of NXT (then known as Auric Mining Corporation), constituting approximately 92% of its outstanding shares at that date, in exchange for all of the outstanding shares of NXT Energy USA. As a result of the application of the noted accounting principles governing reverse acquisitions, NXT Energy USA (and not NXT) was treated as the "acquiring" or "continuing" entity for financial accounting purposes.

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

  Oil and Natural Gas Properties

  Summarized below are the oil and natural gas property costs we capitalized for our three months ended March 31, 2001 and March 31, 2000, and as of March 31, 2001:

	Three Months Ended March 31		As of March 31, 2001
	2001	2000
Acquisition costs	$ 67,798	$ 6,263	$ 530,760
Exploration costs	470,733	325,265	3,668,409
	-----------------	-----------------	-------------------
Oil and natural gas properties	538,531	331,528	4,199,169
Less impairment	(20,775)	-	(520,605)
	-----------------	-----------------	-------------------
Net oil and natural gas properties	$ 517,756	$ 331,528	$ 3,678,564
	===========	===========	=============

  Since all of our oil and natural gas properties as of March 31, 2001 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

  Other Property and Equipment

  Summarized below are our capitalized costs for other property and equipment as of March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000

Aircraft	$ 3,385,665	$ 3,385,139
Computer equipment	272,678	282,272
Computer software	115,336	116,819
Equipment	76,782	77,169
Furniture and fixtures	181,137	190,039
Leasehold improvements	241,110	253,459
SFD survey system (including software)	112,606	115,336
Tools	1,560	1,640
Vehicle	18,828	18,828
	---------------------	----------------------
Property and equipment	4,405,702	4,440,701
Less accumulated depreciation and amortization	(649,432)	(586,495)
	---------------------	----------------------
Net property and equipment	$ 3,756,270	$ 3,854,206
	==============	==============
  Long-Term Debt

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

During fiscal 1999, we raised $303,979 in gross proceeds through our employees' exercise of stock options entitling them to purchase 35,000 shares of our common stock at exercise prices between $8.12.5 and $9.50 per share.

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

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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
  Performance Warrants

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of March 31, 2001.

  Options

    Description of Plans

Through March 31, 2001, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

    separate free-standing directors' options which we granted to selected directors as compensation for serving on our board of directors;

    the 1997 Energy Exploration Technologies Stock Plan (the "1997 Plan"), pursuant to which 1,000,000 shares of our common stock were reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

    the 1999 Energy Exploration Technologies Executive Option Plan (the "1999 Plan"), pursuant to which 1,000,000 shares of our common stock were reserved for issuance to executive officers in the form of stock options; an d the 2000 Energy Exploration Technologies Directors' Option Plan (the "2000 Plan"), pursuant to which 400,000 shares of our common stock were reserved for issuance to selected directors in the form of stock options.

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

    Summary of Option Grants

We have summarized below all outstanding options under the Plans as March 31, 2001:

	Grant Date	Original Exercise Price	As of March 31, 2001
			Outstanding	Vested
Director-Free-standing	5-12-97	$ 5.81	45,000	45,000
Director-Free-standing	5-12-97	5.81 (1)	30,000	30,000
Director-Free-standing	5-20-97	5.25	45,000	45,000
Director-Free-standing	5-20-97	5.25 (1)	45,000	45,000
Employee-1997 Plan	11-24-97	9.50 (1)	36,600	16,600
Director-Free-standing	3-10-98	8.31 (1)	45,000	45,000
Employee-1997 Plan	5-12-98	8.25	5,000	5,000
Employee-1997 Plan	5-12-98	8.25 (1)	25,000	15,000
Employee-1997 Plan	8-24-98	8.25 (1)	117,500	17,500
Employee-1997 Plan	10-1-98	8.125(1)	20,000	5,000
Employee-1999 Plan	5-1-99	14.00 (1)	561,136	151,134
Employee-1999 Plan	5-1-99	15.00 (1)	26,664	6,666
Employee-1999 Plan	5-1-99	- (2)	400,000	-
Employee-1997 Plan	5-12-99	17.00 (1)	16,000	-
Employee-1997 Plan	9-21-99	13.625(1)	100,000	20,000
Employee-1997 Plan	11-16-99	14.125(1)	65,000	13,000
Employee-1997 Plan	11-16-99	4.125(3)	4,000	4,000
Director-2000 Plan	2-15-00	28.75 (1)	60,000	20,000
Employee-1997 Plan	3-20-00	34.50 (1)	20,000	4,000
Director-2000 Plan	4-17-00	26.25 (1)	120,000	-
Employee-1997 Plan	5-8-00	29.75 (1)	45,000	-
Employee-1997 Plan	6-1-00	32.125(1)	30,000	-
Employee-1997 Plan	6-1-00	27.125(1)	100,000	-
Employee-1997 Plan	8-9-00	4.125(4)	3,000	3,000
Employee-1997 Plan	9-1-00	25.875(1)	125,000	-
Employee-1997 Plan	12-27-00	4.125	30,000	-
Employee-1997 Plan	12-27-00	4.125(1)	50,000	-
Employee-1997 Plan	1-02-01	5.50 (1)	25,000	-
			2,194,900	490,900

(1) Effective January 4, 2001, the recipient elected to receive replacement options with respect to this original grant having the same terms as the original grant, except that the exercise price for the replacement options would be fixed at the closing price for NXT common stock as of July 5, 2001.

(2) The exercise price for these options will be fixed, in accordance with the terms of the original grant, on May 1, 2001.

(3) The exercise price for these options was repriced from $14.12.5 in February 2001.

(4) The exercise price for these options was repriced from $28.06.5 in February 2001.

The employee options outstanding as of March 31, 2001 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of March 31, 2001 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of March 31, 2001 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

NXT's board of directors ratified the re-grant and re-pricing of all outstanding options held by our employees and directors effective as of January 3, 2001 on the same terms (including vesting, term and lapse) as the original grant, except that (1) the new exercise price for the options would equal the closing price for our common stock as of the close of business on July 5, 2001, and (2) the term of the options would be extended to July 5, 2003 with respect to any options which would otherwise lapse, if unexercised, on or prior to that date. In consideration of the foregoing, the holders of the options agreed that they could not exercise the new options until they were re-priced, and further agreed that their unvested new options would lapse should they resign their position with our company on or before July 5, 2003.

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

  Commitments

At March 31, 2001, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

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

On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of March 31, 2001, expires on January 21, 2003. Our combined obligations for base lease payments, building operating cost and other pass-through items as of March 31, 2001 was Cdn. $21,418 per month, which translates into U.S. $13,588 per month based upon the closing conversion rate as of that date.

On June 1, 2000, we entered into a five-year operating lease for our hanger facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of March 31, 2001 was Cdn. $13,345, which translates into U.S. $8,466 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.
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

As we are a development stage enterprise, the majority of our revenues through March 31, 2001, have been from interest earned on cash and cash equivalents.

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

Summarized below with respect to our three-month interim periods ended March 31, 2001 and 2000 is geographic information relating to:

  revenues we have received during the interim period from our external customers, allocated amongst the geographic areas in which the revenue was generated;

  revenues we have received during the interim period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and

  our operating loss for the interim period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended:	United States	Canada	Total
March 31, 2001:
Revenues from external customers	-	-	-
Revenues from other sources	41,998	2,542	44,540
Operating loss	(439,737)	(190,921)	(630,658)
March 31, 2000:
Revenues from external customers	-	-	-
Revenues from other sources	111,635	1,195	112,830
Operating loss	(351,425)	(252,303)	(603,728)

Summarized below is geographic information relating to our assets as of March 31, 2001 and December 31, 2000, allocated amongst the geographic areas in which the assets were physically located or principally connected:

As of:	United States	Canada	Total
March 31, 2001:
Assets	$ 7,893,490	$ 3,346,458	$ 11,239,948
December 31, 2000:
Assets	$ 9,330,483	$ 2,837,745	$ 12,168,228

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, May 11, 2001, unless an earlier or later date is indicated.

All references to "dollars" in this report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to currency conversion, see note 2(m) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2001, was Cdn. $1.5763 to U.S. $1.

Overview

NXT is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system," to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our wholly-owned subsidiaries-NXT Energy USA and NXT Energy Canada, our two exploration subsidiaries which focus on exploration acquisition and development efforts in the United States and Canada, respectively; and NXT Aero USA and NXT Aero Canada, our two aircraft operation subsidiaries which operate our aircraft on survey missions for NXT Energy USA and NXT Energy Canada, respectively. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD survey system.

Our United States exploration efforts to date have been conducted for CamWest Exploration LLC under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest. Our Canadian exploration efforts to date have been conducted primarily for Encal Energy Ltd. under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Encal. We have also agreed upon the terms of a joint-venture agreement with a second Canadian exploration company, but are awaiting the occurrence of certain events before proceeding to finalize the agreement. We have also commenced conducting exploration activities in western Canada for our own account.

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

Results Of Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our three-month interim fiscal periods ended March 31, 2001 and March 31, 2000.

Operating Loss

We incurred an operating loss of $630,658 for our three-month interim period ended March 31, 2001, as compared to $603,728 for the corresponding interim period in fiscal 2000, representing a $26,930 or 4.5% overall increase. The nominal increase in our operating loss for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in expense:

  a $65,474, or 101.3%, increase in research and development expense from $64,641 to $130,115;

  a $20,775 charge to reflect impairment in our oil and natural gas properties; and

  a $2,558, or 3.5%, increase in amortization and depreciation from $74,021 to $76,579; and

partially offset by

  a $32,967, or 39.2%, decrease in survey support expense from $84,049 to $51,082;

  a $15,376, or 28.8%, decrease in survey operations and data analysis expense from $53,333 to $37,957; and

  a $13,534, or 4.1%, decrease in administrative expense from $327,684 to $314,150;

Relative Changes In Research and Development Expense

The $65,474 or 101.3% increase in research and development expense for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was principally attributable to salaries associated with additional research and development staffing as well as a greater allocation of existing personnel toward research and development activities as we focused increased efforts to improve the operation and efficacy of our SFD survey system.

Impairment Of Oil And Natural Gas Properties

The $20,775 impairment of oil and natural gas properties for our three-month interim period ended March 31, 2001 relates to our write-down of the cost of drilling and completing one well in Canada which was non-commercial. Since we do not have proved reserves to date with respect to the prospect that contained this well, these costs are fully expensed notwithstanding our continuing active exploration and development activities with respect to other wells in this prospect.

Relative Changes In Amortization and Depreciation

The $2,558 or 3.5% increase in amortization and depreciation for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to additional depreciation and amortization arising as the result of the acquisition of our second survey aircraft in mid-2000.

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

The $32,967 or 39.2% decrease in survey support expense for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to lower costs to maintain our survey aircraft for the period, partially offset by increased hangarage costs.

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

Our survey and data analysis expense for our three-month interim period ended March 31, 2001 was $37,957 as compared to $73,611 over the corresponding interim period in fiscal 2000, before taking joint venture partner reimbursements into consideration. Our survey and data analysis expense for our three-month interim period ended March 31, 2001 was $37,957 as compared to $53,333 over the corresponding interim period in fiscal 2000, after taking joint venture partner reimbursements into consideration. Our joint venture partner reimbursement for our three-month interim period ended March 31, 2001 was $0 as compared to $20,278 for the corresponding interim period in fiscal 2000.

The decrease in survey and data analysis expense for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the increased capitalization of costs associated with exploration prospects as well as a reduction in non-SFD survey and interpretation activities for our joint venture partners in that period, partially offset by an increase in SFD survey and interpretation activities in that period for our own account.

Relative Changes In Administrative Expense

The $13,534 or 4.1% decrease in our administrative expense for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the stabilization of our general and administrative staffing and space requirements over the past year.

Other Income And Expense

  Interest Income

We earned $42,988 in interest income for our three-month interim period ended March 31, 2001, as compared to $112,830 for the corresponding interim period in fiscal 2000. The decrease in interest income for our three-month interim period ended March 31, 2001 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements.

  Interest Expense

We incurred $38,839 in interest expense for our three-month interim period ended March 31, 2001, as compared to $0 for the for the corresponding interim period in fiscal 2000. Our interest expense for our three-month interim period ended March 31, 2001 related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through March 31, 2001 were funded principally from:

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

Current Cash Position And Historical Changes In Cash Position

Our cash position as of March 31, 2001 was $3,219,806, as compared to $4,279,279 as of December 31, 2000. Our cash position as of March 31, 2000 was $9,375,858, as compared to $9,068,723 as of December 31, 1999. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

The $1,059,473 decrease in our cash position for our three-month period ended March 31, 2001 was attributable to $390,430 in cash used in operating activities, $521,383 in cash used in investing activities, $15,160 in cash used through financing activities and a $132,500 comprehensive loss due to the effect of exchange rate changes. The $307,135 increase in our cash position for our three-month period ended March 31, 2000 was attributable to $1,632,140 in cash raised through financing activities, partially offset by $686,574 in cash used in operating activities, $629,729 in cash used in investing activities, and a $8,702 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $390,430 for our three-month period ended March 31, 2001, as compared to cash requirements of $686,574 for our three-month period ended March 31, 2000. The $390,430 in cash used in operating activities for our three-month period ended March 31, 2001 reflected our net loss of $624,957 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $686,574 in cash used in operating activities for our three-month period ended March 31, 2000 reflected our net loss of $490,898 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used $15,160 in cash from financing activities for our three-month period ended March 31, 2001, as compared to raising $1,621,140 in cash from financing activities for our three-month period ended March 31, 2000. The $15,160 in cash used through financing activities for our three-month period ended March 31, 2001 was due to principal repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The $1,632,140 in cash raised through financing activities for our three-month period ended March 31, 2000 was principally comprised of $1,500,0000 in gross proceeds from the exercise of warrants and $132,140 in gross proceeds from the exercise of employee stock options.

We used cash in the amount of $521,383 for investing activities for our three-month period ended March 31, 2001, as compared to $629,729 in cash used for investing activities for our three-month period ended March 31, 2000. The principal use of cash for our three-month period ended March 31, 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($538,531), while the principal use of cash for our three-month period ended March 31, 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($331,528) and to acquire property, equipment and software ($105,496).

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

NXT estimates that it will need to raise additional capital in the range of between $3 million and $5 million to facilitate our proposed fiscal 2001 drilling program, whether through our participation in exploration projects under our joint venture agreements or on our own account. The exact cost of our fiscal 2001 drilling program, which includes a number of recently identified new projects, will vary based upon a variety of factors, including our ability to acquire drilling rights. We would reduce our fiscal 2001 drilling program to a number of core prospects, principally those in Wyoming, to the extent sufficient funds are not available to facilitate the entire program. If a sufficient number of prospects are successfully drilled in our fiscal 2001 drilling program, we should be able to finance further levels of exploration, acquisition and drilling activities through available cash flow or financings funded, in part, through our anticipated base of proven reserves. If we do not invest in any proposed drilling prospects, we would likely reduce the level of our staff and operations, cut-back or eliminate our participation in drilling projects, and liquidate a portion of our assets. At that point we would likely focus our efforts on further improving and validating our SFD technology and our interpretive functions, including conducting additional SFD survey in order to further develop statistical data bases to validate these interpretive functions, until such time as we can use these efforts to raise sufficient additional capital to reestablish commercial participations in exploratory projects and to otherwise ramp-up operations. Based upon our current cash position, we believe that this minimal level of operations could be maintained for approximately 24 months from the date of this report. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

Since we have insufficient capital resources as of the date of this report to fully fund all or a significant portion of our proposed fiscal 2001 drilling program, and since we also do not expect meaningful revenues from existing wells to come on-line, if at all, in the near future, we will seek to raise the necessary funds to facilitate this program in one or more increments through project or drilling fund financing, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund our proposed fiscal 2001 drilling program, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution.

Other Matters

Foreign Exchange Fluctuations

We recorded a $132,500 foreign currency translation loss for the first three months of fiscal 2000 as a comprehensive loss item on our statements of loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first three months of fiscal 2001 or fiscal 2000 by inflation or changing prices.

Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition

Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2000, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

      complete pending drilling and development projects and fund our current operational requirements and our proposed fiscal 2001 drilling program;

      raise additional working capital; and

      force us to reduce our level of operations; and

    in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Decisions relating to whether any of the wells we have completed in Wyoming or Alberta will be tied-into gathering systems will not be made until the second or third quarters of fiscal 2001 at the earliest, and the earliest we would receive revenues from these wells-assuming any of these wells were indeed tied-into gathering systems-would be the second half of fiscal 2001. Given that decisions relating to tying-in these wells and otherwise funding the development of the underlying fields resides with our joint-venture partners, and also given the issues and complexities inherent to our partners in tying-in these wells and otherwise funding the development of the underlying fields, we can give you no assurance as to when or whether any of these wells will be tied-into gathering systems or the underlying fields developed. We have, as a result of our lack of revenues, incurred cumulative net losses (after taking comprehensive gains and losses into consideration) in the amount of $7,574,216 from our inception in October 1995 through March 31, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

  If we do not raise additional working capital funds to fund our fiscal 2001 drilling program, we will be forced to reduce or even suspend our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

As previously discussed in detail in that part of this section captioned "-Liquidity And Capital Resources-Capital Requirements Going Forward," NXT will need to raise, after taking our administration, operational and research and development requirements into consideration, a significant amount of additional capital in order to facilitate our proposed fiscal 2001 drilling program. As also discussed in that section, we cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund our proposed fiscal 2001 drilling program, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution. If we are not able to finance all or a meaningful portion of our fiscal 2001 drilling program, we would likely cut-back or eliminate our participation in drilling projects, liquidate a portion of our assets, and significantly reduce the level of our staff and operations. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

  We are reliant upon our joint venture partners for opportunities to participate in exploration prospects and for funding and expeditiously pursuing the acquisition and development of those prospects

We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects, through overriding royalties or equity participation on a working interest basis from producing SFD prospects. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our joint venture partners to provide and complete all other project operations and responsibilities, including land acquisition, seismic, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations, and the timeliness of our partners in pursuing or carrying-out those activities. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our joint venture partners as the project operator, in accordance with the applicable agreements between our company and the joint venture partners. These factors include:

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

  Our future operating results may fluctuate significantly

Our future operating results may fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures. This variability could have a material adverse effect on our business, financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit our future ability to continue exploration and to participate in economically attractive projects.

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

    our cash flow; and

    our access to capital.

We do not currently intend to engage in hedging activities (although we reserve the right to do so in the future), and may be more adversely affected by fluctuations in oil and gas prices than other industry participants that do engage in such activities. Our business, results of operations and financial condition would be materially and adversely affected by adverse changes in prevailing oil and gas prices. See Part I, Item 3, of this report captioned "Quantitative And Qualitative Disclosures About Market Risk," for additional discussion of market risks relating to oil and gas price fluctuations.

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

The oil and gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing oil and gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. Our joint venture partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to drill and develop those prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us or our joint venture partners. These competitive disadvantages could adversely affect our or our joint venture partners' ability to participate in projects with favorable rates of return.

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance

There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration technology will develop, or be sustainable. If the market fails to develop, or if our exploration technology does not achieve or sustain market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

  Our inability to retain our key managerial, geological and geophysical, and research and development personnel could have a material adverse effect on our business

Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology; Mr. Daniel C. Topolinsky, our President, who handles strategic decision making and our joint venture partners; and Mr. James R. Ehrets, our Executive Vice President of Operations, who handles operations and supervises SFD interpretation activities. The loss of any of these individuals would likely have a material adverse effect on our business, results of operations and financial condition. While we have entered into employment agreements Messrs. Liszicasz, Topolinsky and Ehrets, these executive officers would nevertheless not be prevented from working for other companies in the oil and gas industry so long as they did not employ SFD technology should they elect to terminate their employment with NXT. We also do not carry key person life insurance policies any of our executive officers.

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

We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using new and unproven technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and operating results.

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

Matters Relating To Our Common Stock

  There is only a limited public market for our common stock on the OTC Bulletin Board and that market is extremely volatile

There is only a limited public market for our common stock on the NASD OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. We are under no obligation to take any action to improve the public market for our securities including, without limitation, filing an application to list our common stock on any stock exchange or any over the counter market other than the OTC Bulletin Board.

The market price for our common stock on the OTC Bulleting Board is extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in oil and gas prices, oil and gas inventory levels, regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, drilling results, advances in technology or other business developments.

Moreover, because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common stock will be more volatile than that of a seasoned issuer. Changes in the market price of our common stock, for example, may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common stock will be at any time, or as to what effect, if any, that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price. Sales of substantial amounts of our common stock on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for our common stock and also, to the extent the prevailing market price for our common stock is reduced, adversely impact our ability to raise additional capital in the equity markets.

  You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5

Since our common stock is not listed on a national stock exchange or quoted on the Nasdaq Market, trading in our common stock on the OTC Electronic Bulletin Board is subject, to the extent the market price for our common stock is less than $5 per share, to a number of regulations known as the "penny stock rules." The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

  Our common shareholders should not expect to receive dividends

NXT has never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.

  Our common shareholders should not expect to receive a liquidation distribution

If we were to wind-up or dissolve our company and liquidate and distribute our assets, the holders of our common stock would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series "A" preferred shareholders as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to any shares of our common stock you may hold.

  Our right to issue additional capital stock at any time could have an adverse effect the proportionate ownership and voting rights of our common shareholders

NXT is authorized under our Articles of Incorporation to issue up to 50,000,000 shares of our common stock. Subject to compliance with applicable corporate and securities laws, we may issue these shares under such circumstances and in such manner and at such times, prices, amounts and purposes as our management may, in their discretion, determine to be necessary and appropriate. The proportionate ownership and voting rights of our common shareholders could be adversely effected by the issuance of these additional shares, including a substantial dilution in their net tangible book value per share.

  Two of our principal shareholders control our company

Messrs. George Liszicasz and R. Dirk Stinson, our two principal shareholders, beneficially own approximately two-thirds of our common stock, and therefore have the power, as a group, to elect a majority of our board of directors. Our board of directors, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

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

  There is an inherent conflict in interest arising as a result of the relationship between our two principal shareholders and the licensor of our SFD technology

Messrs. George Liszicasz and R. Dirk Stinson indirectly own and control both our company and Momentum Resources, which has granted us an exclusive license to identify oil and natural gas prospects using the SFD data while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. Although we control the possession, development and use of our SFD technology under our license agreement with Momentum Resources, and have also made provision to prevent the termination or adverse amendment conflicts of that agreement without the independent approval of our disinterested directors and, in some cases, shareholders, various conflicts of interests between our company and one or more of Momentum Resources and Messrs. Liszicasz and Stinson may nevertheless directly or indirectly arise as a result of the foregoing relationships, including disputes regarding the validity, scope or duration of our SFD technology license and the rights to proprietary property and information. While Messrs. Liszicasz and Stinson and our company have each executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remediate these conflicts, but will merely release Messrs. Liszicasz and Stinson from liability as a result of the conflicts so long as they use reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Mr. Liszicasz, who is currently an officer and director of NXT, may be forced to resign his positions with our company.

The Observations, Beliefs And Opinions Expressed In This Report Relating To The Scientific Basis And Principles Of Our SFD Technology Represent Those Of NXT Alone

The observations, beliefs and opinions we express in this report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface mechanical and hydraulic stress, represent those of our company and our management alone, and should not be construed as representing those of any third party, including our joint venture partners and any professional geologists and engineers we may engage, except to the extent expressly stated in this report. We maintain the scientific and operating principles and mechanics of our SFD technology in strict confidence. While our joint venture partners and any professional geologists and engineers we may engage from time-to-time have observed the operations of our SFD technology while on survey assignments, and have also observed the SFD interpretive process, they have not been given any proprietary information relating to the scientific and operating principles and mechanics of our SFD technology other than general information consistent with the general observations, beliefs and opinions we express in this report. Our joint venture partners and any professional geologists and engineers we may engage do not hold themselves out as being experts in or otherwise having specific knowledge as to our SFD technology and its scientific basis and principles.

Special Note Regarding Forward Looking Statements

Contained in this uncertainties and risk factors section as well as in other sections of this report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this report would, for example, include statements relating to:

  the timing of our SFD survey activities and the amount of SFD data we may acquire including, by way of example and not limitation, those statements contained in that section in Item 1 of this report captioned "Business-Operational Practices In Conducting SFD Surveys-How Fast Can We Acquire And Interpret SFD Data?;"

  the timing and likelihood of success of our SFD data interpretation activities including, by way of example and not limitation, those statements contained in that section in Item 1 of this report captioned "Business-Operational Practices In Conducting SFD Surveys-How We Interpret SFD Data?;"

  the timing and likelihood of success of our drilling and production plans including, by way of example and not limitation, those statements contained in that section in Item 1 of this report captioned "Business-Status Of Our Exploration Efforts" and Item 2 of this report captioned "Properties-Petroleum Properties?;"

  the amount and character of future oil and gas revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained in that section in Item 1 of this report captioned "Business-Status Of Our Exploration Efforts," Item 2 of this report captioned "Properties-Petroleum Properties?;" Item 7 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of O perations-Overview;" and Item 7 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements;"

  the amount and character of expenses we may incur, and the timing of these expenditures including, by way of example and not limitation, those statements contained in those sections in Item 7 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Results Of Consolidated Operations-Expectations Relative To Future Expense Levels;"

  the amount and composition of our capital expense budget, and the timing of these capital outlays including, by way of example and not limitation, those statements contained in those sections in Item 7 of this report captione d "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Results Of Consolidated Opera tions-Expectations Relative To Future Expense Levels;" and our corporate objectives and growth strategies including, by way of example and not limitation, those statements contained in that section in Item 1 of this report captioned "Business-Corporate Objective."

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

    delays in our ability to conduct and complete SFD surveys or interpret SFD data,

    delays on the part of our joint venture partners in planning SFD survey activities, in conducting geologic and geophysical evaluations of recommended anomalies, in acquiring drilling rights, in conducting exploratory drilling activities and completing wells, and in connecting producing wells to pipelines and other production infrastructure; or

    the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Item 7A of this report captioned "Quantitative And Qualitative Disclosure About Market Risk;"

  the forward-looking statement must, in any event, be considered in context with the various disclosures made by our company in this report about our business; and

  the uncertainties and risks presented in this section and elsewhere in this report are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on NXT's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

Given these risks and uncertainties, holders of our securities should not place undue reliance on forward-looking statements as a prediction of actual results.

We are not obligated to update or revise any forward looking statement contained in this report to reflect new events or circumstances. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Oil And Gas Price Fluctuations

Our primary market risks will be related to market changes in oil and gas prices (See Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition-Uncertainties And Risk Factors Generally Relating To Our Company And Our Business-Volatility Of Oil And Natural Gas Prices Could Have A Material Adverse Effect On Our Business"). Since our prospective revenues will be tied to the price at which either NXT or our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and gas prices. Specifically, increases in oil and gas prices are generally accompanied by increases in costs to acquire drilling rights, while decreases in oil and gas prices are generally accompanied by a similar decline in costs to acquire drilling rights. The affect of changes in oil and gas prices will also affect joint-venture partner decision-making relative to the scope and budget for exploration, land acquisition, drilling, completion and tie-in activities, which will then impact NXT.

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

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this report, there are:

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

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits

Exhibits

None

Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, Canada, this 11th day of May, 2001.
Energy Exploration Technologies

By: /s/ George Liszicasz George Liszicasz Chief Executive Officer (principal executive officer)

By: /s/ Daniel C. Topolinsky Daniel C. Topolinsky President and Chief Operating Officer (principal executive officer)

By: /s/ John M. Woodbury, Jr. John M. Woodbury, Jr., Chief Financial Officer (principal accounting officer)