Form 10-Q
period 2001-06-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2001-08-14
CIK 1009922

As filed with the Securities and Exchange Commission on August 14, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended June 30, 2001; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

 840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

 (403) 264-7020
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_X_]  No [___]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,112,916 shares of common stock, par value $0.001 per share, as of August 13, 2001

 ENERGY EXPLORATION TECHNOLOGIES
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I	BUSINESS	1
Item 1	FINANCIAL STATEMENTS	1
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	General	19
	Overview	19
	Results Of Operations	20
	Liquidity And Capital Resources	22
	Other Matters	24
	Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	25
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	35
	Oil And Gas Price Fluctuations	35
	Currency Fluctuations	35
	Interest Rate Fluctuations	35
Part II	OTHER INFORMATION	35
Item 1	LEGAL PROCEEDINGS	35
Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	36
Item 3	DEFAULTS UPON SENIOR SECURITIES	36
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
Item 5	OTHER INFORMATION	36
Item 6	EXHIBITS	36
	Exhibits	36
	Reports on form 8-K	36

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Balance Sheets (unaudited) (expressed in U.S. dollars)
	June 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$ 1,136,647	$ 4,279,279
Accounts receivable	122,029	745,756
Due from officers and employees	773	100
Prepaid expenses and other	224,270	68,487
	-------------------	-------------------
Total current assets	1,483,719	5,093,622
Note receivable from officer [note 4]	34,165	34,886
Debt issuance costs [notes 2(f) and 7]	23,755	24,706
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2(h) and 5]	5,007,370	3,160,808
Other property and equipment, net of accumulated depreciation and amortization [notes 2(i) and 6]	3,720,188	3,854,206
Total assets	$ 10,269,197	$ 12,168,228
	=============	=============
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 197,479	$ 720,745
Wages and employee benefits payable	104,041	109,522
Accrued oil and natural gas property costs	71,392	67,575
Current portion long-term debt [note 7]	68,057	64,864
Other accrued liabilities	41,519	85,380
	-------------------	-------------------
Total current liabilities	482,488	1,048,086
Long-term debt [note 7]	1,500,291	1,535,136
	-------------------	-------------------
Total liabilities	1,982,779	2,583,222
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of June 30, 2001 and December 31, 2000 [note 9]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 13,112,916 shares issued as of June 30, 2001 and December 31, 2000, respectively [note 8]	13,113	13,113
Warrants [notes 9 and 10]	-	-
Additional paid-in capital	19,670,996	19,612,276
Deficit accumulated during the development stage	(11,319,012)	(9,977,155)
Accumulated other comprehensive loss	(79,479)	(64,028)
	-------------------	-------------------
Total shareholders' equity	8,286,418	9,585,006
	-------------------	-------------------
Total liabilities and shareholders' equity	$ 10,269,197	$ 12,168,228
	=============	=============

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Loss And Comprehensive Loss (unaudited) (expressed in U.S. dollars)
	Three months ended June 30,		Six months ended June 30,		October 20, 1995 (inception) to June 30, 2001
	2001	2000	2001	2000	(cumulative)
Operating expenses:
Administrative	$ 414,649	$ 398,854	$ 728,799	$ 726,538	$ 5,521,107
Impairment of oil and natural gas properties [notes 2(h) and 5]	17,160	-	37,935	-	537,765
Amortization and depreciation [notes 2(i) and 6]	76,438	145,650	153,017	219,671	790,236
Research and development [note 2(j)]	89,377	104,584	219,492	169,225	1,122,142
Survey support [note 2(k)]	68,362	23,925	119,444	107,974	967,140
Survey operations and data analysis [note 2(l)]	34,612	1,609	72,569	54,942	159,527
Write-down of assets	-	-	-	-	17,662
	-------------------	--------------------	--------------------	-------------------	----------------------
Total operating expenses	(700,598)	(674,622)	(1,331,256)	(1,278,350)	(9,115,579)
Operating loss	(700,598)	(674,622)	(1,331,256)	(1,278,350)	(9,115,579)
Other income (expense):
Interest cost on promissory notes	(38,570)	-	(77,409)	-	(220,982)
Interest income	19,991	102,713	62,979	215,543	1,043,892
Other income	2,277	-	3,829	-	40,582
Settlement of damages	-	-	-	-	157,500
	-------------------	--------------------	--------------------	-------------------	----------------------
Total other income (expense)	(16,302)	102,713	(10,601)	215,543	1,020,992
Net loss for the period	(716,900)	(571,909)	(1,341,857)	(1,062,807)	(8,094,587)
Other comprehensive loss:
Foreign currency translation adjustment	117,049	(6,055)	(15,451)	(14,757)	(79,479)
	-------------------	--------------------	--------------------	-------------------	----------------------
Comprehensive loss for the period	$ (599,851)	$ (577,964)	$ (1,357,308)	$ (1,077,564)	$ (8,174,066)
	=============	=============	=============	=============	==============
Basic and diluted loss per share [note 2(n)]	$ (0.05)	$ (0.04)	$ (0.10)	$ (0.08)
	=============	=============	=============	=============
Weighted average shares outstanding	13,112,916	12,969,289	13,112,916	12,969,289
	=============	=============	=============	=============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)
Accumulated Other Comprehensive Income		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount
1995:
Issued at inception for cash at $0.001 per share on October 20, 1995	$ -	5,000,000	$ 5,000	-	$ -	-	$ -	$ -	$ -
Net loss for fiscal 1995	-	-	-	-	-	-	-	-	(53,696)
Net other comprehensive loss for fiscal 1995	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1995	-	5,000,000	5,000	-	-	-	-	-	(53,696)

1996:
Issued on reverse acquisition on January 30, 1996	-	5,968,281	5,968	-	-	-	-	(5,968)	-
Issued for cash at $1 per share on May 29, 1996	-	975,000	975	-	-	-	-	967,775	-
Net loss for fiscal 1996	-	-	-	-	-	-	-	-	(475,578)
Net other comprehensive loss for fiscal 1996	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1996	-	11,943,281	11,943	-	-	-	-	961,807	(529,274)

1997:
Issued for services at $2.31.5 per share on July 1, 1997	-	71,938	72	-	-	-	-	166,469	-
Net loss for fiscal 1997	-	-	-	-	-	-	-	-	(913,321)
Net other comprehensive loss for fiscal 1997	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1997	-	12,015,219	12,015	-	-	-	-	1,128,276	(1,442,595)

1998:
Issued on conversion of promissory notes at $2.72 per share on February 1, 1998, net of issuance costs	-	411,764	412	-	-	-	-	1,119,588	-
Issued for cash at $7.50 per share on April 3, 1998	-	-	-	800,000	800	-	-	7,792,167	(2,104,000)
Issued with series "A" preferred stock on April 3, 1998	-	-	-	-	-	200,000	1,132,000	-	(1,132,000)
Net loss for fiscal 1998	-	-	-	-	-	-	-	-	(1,117,808)
Net other comprehensive loss for fiscal 1998	-	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1998	$ -	12,426,983	$ 12,427	800,000	$ 800	200,000	$ 1,132,000	$10,040,031	$ (5,796,403)

[continued on next page]

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)
Accumulated Other Comprehensive Income		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount
1999:
Issued for cash at $15 per share on May 17, 1999, net of issuance costs	$ -	400,000	$ 400	-	$ -	-	$ -	$ 5,998,252	$ -
Options exercised for cash at prices between $8.12.5 and $9.50 per share during fiscal 1999	-	35,000	35	-	-	-	-	303,979	-
Cancelled on October 14, 1999	-	(5,167)	(5)	-	-	-	-	(11,570)	11,575
Net loss for fiscal 1999	-	-	-	-	-	-	-	-	(1,534,513)
Net other comprehensive loss for fiscal 1999	(29,403)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 1999	(29,403)	12,856,816	12,857	800,000	800	200,000	1,132,000	16,330,692	(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	-	200,000	200	-	-	(200,000)	(1,132,000)	2,631,800	-
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	-	56,100	56	-	-	-	-	649,784	-
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	-	$-	19,612,276	$(9,977,155)

2001:
Grant and vesting of common stock purchase options to consultant	-	-	-	-	-	-	-	58,720	-
Net loss for the six-months ended June 30, 2001	-	-	-	-	-	-	-	-	(1,341,857)
Net other comprehensive loss for the six-month period ended June 30, 2001	(15,451)	-	-	-	-	-	-	-	-
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------	------------------
Balance - June 30, 2001	$ (79,479)	13,112,916	$ 13,113	800,000	$ 800	-	$ -	$19,670,996	$ (11,319,012)
	==========	==========	==========	==========	==========	==========	==========	==========	==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Cash Flows (unaudited) (expressed in U.S. dollars)
	Six months ended June 30,		Oct. 20, 1995 (inception) to June 30, 2001
	2001	2000	(cumulative)
Operating activities:
Net loss for the period	$ (1,341,857)	$ (1,062,807)	$ (8,094,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of property and equipment	153,017	219,671	790,236
Write-down of property and equipment	-	-	17,662
Amortization of deferred costs	-	-	154,287
Impairment of oil and natural gas properties	37,935	-	537,765
Gain on sale of property and equipment	-	-	(11,059)
Changes in non-cash working capital:
Accounts receivable	623,727	(450,175)	(122,029)
Due from officers and employees	(673)	2,897	(773)
Prepaid expenses	(155,783)	(21,110)	(224,270)
Trade payables	(523,266)	133,874	197,479
Wages and employee benefits	(5,481)	3,911	104,041
Accrued liabilities	(43,861)	(54,534)	41,519
Deferred financing for insurance premium	-	-	7,766
Consulting costs settled by issuance of common stock and options	58,720	-	225,261
Interest costs settled by issuance of common stock	-	-	120,000
	--------------------	--------------------	---------------------
Net cash used in operating activities	(1,197,522)	(1,228,273)	(6,256,702)
Financing activities:
Funds borrowed for aircraft financing	(31,652)	-	1,568,348
Funds borrowed from affiliates	-	-	1,100,000
Repayment of funds borrowed from affiliates	-	-	(100,000)
Funds raised through the sale of common stock, net of costs	-	-	6,972,402
Funds raised through the sale of preferred stock and warrants, net of costs	-	-	5,688,967
Funds raised through the exercise of options	-	341,490	953,819
Funds raised through the exercise of warrants	-	1,500,000	1,500,000
Repayment of deferred financing for insurance premium	-	-	(146,520)
Changes in non-cash working capital:
Debt issuance costs	951	-	(23,755)
	--------------------	--------------------	---------------------
Net cash generated by (used in) financing activities	(30,701)	1,841,490	17,513,261
Investing activities:
Funds invested in property and equipment	(18,999)	(3,320,224)	(4,544,522)
Proceeds on sale of property and equipment	-	-	11,996
Funds invested in oil and natural gas properties	(1,957,152)	(1,312,419)	(5,617,789)
Proceeds on sale of oil and natural gas properties	72,655		72,655
Funds borrowed by an employee	-	-	(35,760)
Repayment of funds borrowed by an employee	721	(1,166)	1,595
Changes in non-cash working capital:
Accrued oil and natural gas property costs	3,817	360,345	71,392
	--------------------	--------------------	---------------------
Net cash used in investing activities	(1,898,958)	(4,273,464)	(10,040,433)
Effect of net other comprehensive loss	(15,451)	(14,757)	(79,479)
Net cash inflow (outflow)	(3,142,632)	(3,675,004)	1,136,647
Cash position, beginning of period	4,279,279	9,068,723	-
	--------------------	--------------------	---------------------
Cash position, end of period	$ 1,136,647	$ 5,393,719	$ 1,136,647
	=============	=============	==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in U.S. dollars) June 30, 2001 and 2000

  Organization And Operations

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

  Significant Accounting Policies

    Basis Of Presentation

    We have prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2000.

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

    Reclassifications

    Certain items in our prior year's financial statements have been reclassified to conform to our current year's financial statement presentation.

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

Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content. No depletion or depreciation expense was recorded as NXT is a development stage enterprise. As a development stage enterprise, any net revenues received prior to achieving commercial production will be accounted for as an adjustment to capitalized costs.

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

    Other Property And Equipment

    We carry our other capitalized property and equipment at cost, and depreciate or amortize them over their estimated service lives using the declining balance method as follows:

Aircraft	5%
Computer equipment	30%
Computer software	100%
Equipment	20%
Furniture and fixtures	20%
Flight equipment	10%
Leasehold improvements	20%
Tools	20%
Vehicles	30%

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

    Stock-Based Compensation For Employees And Directors

    In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 11.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included with goodwill or, in the alternative, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement will be adopted by NXT on January 1, 2002. We have not determined their effect on these financial statements.

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

  Oil And Natural Gas Properties

  Summarized below are the oil and natural gas property costs we capitalized for our six months ended June 30, 2001 and June 30, 2000, and as of June 30, 2001:

	Six Months Ended June 30		As of June 30
	2001	2000	2001
Acquisition costs	$ 384,111	$ 36,757	$ 847,073
Exploration costs	1,500,386	1,275,662	4,698,062
	--------------------	------------------	-------------------
Oil and natural gas properties	1,884,497	1,312,419	5,545,135
Less impairment	(37,935)	-	(537,765)
	--------------------	------------------	-------------------
Net oil and natural gas properties	$ 1,846,562	$ 1,312,419	$ 5,007,370
	=============	============	=============

  Since all of our oil and natural gas properties as of June 30, 2001 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

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

  Other Property And Equipment

  Summarized below are our capitalized costs for other property and equipment as of June 30, 2001 and December 31, 2000:
	June 30, 2001	December 31, 2000
Aircraft and flight equipment	$ 3,398,538	$ 3,385,139
Computer equipment	285,884	282,272
Computer software	115,336	116,819
Equipment	80,731	77,169
Furniture and fixtures	189,112	190,039
Leasehold improvements	251,032	253,459
SFD survey system (including software)	117,052	115,336
Tools	1,624	1,640
Vehicle	18,828	18,828
	--------------------	--------------------
Property and equipment	4,458,137	4,440,701
Less accumulated depreciation and amortization	(737,949)	(586,495)
	--------------------	--------------------
Net property and equipment	$ 3,720,188	$ 3,854,206
	=============	=============

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
  Preferred Stock And Warrants

On April 3, 1998, we completed a series of transactions pursuant to which:

  NXT Energy USA entered into a joint venture agreement, and we concurrently raised $6,000,000 in gross proceeds from an affiliate of the joint venture partner through the private placement to that party of 800,000 shares of our series 'A' convertible preferred stock, and warrants to purchase 200,000 shares of our common stock at an exercise price of $7.50 per share.

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

  Performance Warrants

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation, in connection with the amendment of our exclusive SFD technology license with Momentum to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum is entitled to a separate grant of warrants entitling it to purchase 16,000 shares of our common stock at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum has not earned any warrants under the SFD technology license as of June 30, 2001.

  Employee And Director Options

    Description Of Plans

Through June 30, 2001, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

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

    Summary Of Option Grants

We have summarized below all outstanding options under the Plans as June 30, 2001:

	Grant Date	Original Exercise Price	As of June 30, 2001
			Outstanding	Vested
Director-Free-standing	5-12-97	$ 5.81	45,000	45,000
Director-Free-standing	5-12-97	5.81 (1)	30,000	30,000
Director-Free-standing	5-20-97	5.25	45,000	45,000
Director-Free-standing	5-20-97	5.25 (1)	45,000	45,000
Employee-1997 Plan	11-24-97	9.50 (1)	36,600	16,600
Director-Free-standing	3-10-98	8.31 (1)	45,000	45,000
Employee-1997 Plan	5-12-98	8.25 (1)	25,000	25,000
Employee-1997 Plan	8-24-98	8.25 (1)	117,500	17,500
Employee-1997 Plan	10-1-98	8.125(1)	20,000	5,000
Employee-1999 Plan	5-1-99	14.00 (1)	561,136	324,468
Employee-1999 Plan	5-1-99	15.00 (1)	26,664	13,332
Employee-1999 Plan	5-1-99	2.80 (2)	400,000	-
Employee-1997 Plan	5-12-99	17.00 (1)	16,000	4,000
Employee-1997 Plan	9-21-99	13.625(1)	100,000	20,000
Employee-1997 Plan	11-16-99	14.125(1)	65,000	13,000
Employee-1997 Plan	11-16-99	4.125(3)	4,000	4,000
Director-2000 Plan	2-15-00	28.75 (1)	60,000	20,000
Employee-1997 Plan	3-20-00	34.50 (1)	20,000	4,000
Director-2000 Plan	4-17-00	26.25 (1)	120,000	40,000
Employee-1997 Plan	5-8-00	29.75 (1)	45,000	9,000
Employee-1997 Plan	6-1-00	32.125(1)	30,000	6,000
Employee-1997 Plan	6-1-00	27.125(1)	100,000	20,000
Employee-1997 Plan	8-9-00	4.125(4)	3,000	3,000
Employee-1997 Plan	9-1-00	25.875(1)	125,000	-
Employee-1997 Plan	12-27-00	4.125	30,000	-
Employee-1997 Plan	12-27-00	4.125(1)	30,000	-
Employee-1997 Plan	1-02-01	5.50 (1)	25,000	-
			---------------	---------------
			2,169,900	754,900
			==========	==========

(1) Effective January 4, 2001, the recipient elected to cancel this original grant and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common stock as of July 5, 2001, subsequently determined to be $2.00.

(2) The exercise price for these options was fixed, in accordance with the terms of the original grant, on May 1, 2001 at $2.80.

(3) The exercise price for these options was repriced from $14.125 in February 2001.

(4) The exercise price for these options was repriced from $28.065 in February 2001.

The employee options outstanding as of June 30, 2001 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of June 30, 2001 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of June 30, 2001 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

On January 3, 2001 NXT's board of directors ratified the cancellation of all outstanding options held by employees and directors employed or engaged as of that date subject to the approval by those persons, and the grant of new options to those persons on the same terms (including vesting, term and lapse) as the cancelled grant, except that (1) the exercise price for the new options would equal the closing price for our common stock as of the close of business on July 5, 2001, and (2) the term of the new options would be extended to July 5, 2003 with respect to any options which would otherwise lapse, if unexercised, on or prior to that date. This offer was then presented to and accepted or rejected by each of our employees and directors by the succeeding day. Our employees and directors who accepted the offer agreed that they could not exercise their new options until they were priced, and further agreed that any unvested new options would lapse should they resign their position with our company on or before July 5, 2003.

  Investor Relations Options

  On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 shares of our common stock at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," for our six-month interim period ended June 30, 2001 we recorded compensation expense determined in accordance with the Black-Scholes option pricing model in the amount of $58,720 in connection with the grant and vesting of these options.

  Commitments

  At June 30, 2001, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

  Our recent practice with our joint venture partners has been to participate in selected prospects on a combination of working interest and overriding royalty basis, typically a 22.5%working interest and a 4% overriding royalty. In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of June 30, 2001, expires on January 21, 2003. Our combined obligations for base lease payments, building operating cost and other pass-through items as of June 30, 2001 was Cdn. $21,418 per month, which translates into U.S. $14,147 per month based upon the closing conversion rate as of that date.

On June 1, 2000, we entered into a five-year operating lease for our hanger facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of June 30, 2001 was Cdn. $13,345, which translates into U.S. $8,814 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.
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

As we are a development stage enterprise, the majority of our revenues through June 30, 2001, have been from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month and six-month interim periods ended June 30, 2001 and 2000 is geographic information relating to:

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

Three Months Ended	United States	Canada	Total
June 30, 2001:
Revenues from external customers	-	-	-
Revenues from other sources	17,994	4,274	22,268
Operating loss	(531,202)	(169,396)	(700,598)
June 30, 2000:
Revenues from external customers	-	-	-
Revenues from other sources	97,501	5,212	102,713
Operating loss	(535,380)	(139,242)	(674,622)
Six Months Ended	United States	Canada	Total
June 30, 2001:
Revenues from external customers	-	-	-
Revenues from other sources	59,992	6,816	66,808
Operating loss	(970,939)	(360,317)	(1,331,256)
June 30, 2000:
Revenues from external customers	-	-	-
Revenues from other sources	209,136	6,407	215,543
Operating loss	(886,805)	(391,545)	(1,278,350)

Summarized below is geographic information relating to our assets as of June 30, 2001 and December 31, 2000, allocated amongst the geographic areas in which the assets were physically located or principally connected:

As of	United States	Canada	Total
June 30, 2001:
Assets	$ 7,379,128	$ 2,890,069	$ 10,269,197
December 31, 2000:
Assets	$ 9,330,483	$ 2,837,745	$ 12,168,228
  Subsequent Events

As of August 13, 2001, irrevocable subscriptions and oversubscriptions in the total amount of $______ had been tendered for the account of NXT in connection with a $2,875,000 private placement of our common stock at $1.15 per share. Upon our acceptance of these subscriptions (including oversubscriptions) and the closing for the private placement, these funds plus any relating to any additional oversubscriptions we may receive by that date will be released to NXT.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results of Operations

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, August 14, 2001, unless an earlier or later date is indicated.

All references to "dollars" in this report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to currency conversion, see note 2(m) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of June 30, 2001, was Cdn. $1.5140 to U.S. $1.

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

Our United States exploration efforts to date have been conducted for CamWest Exploration LLC under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest. Our Canadian exploration efforts to date have been conducted primarily for Calpine Canada Resources Limited (formerly Encal Energy Ltd.) under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Calpine. We have also agreed upon the terms of a joint-venture agreement with a second Canadian exploration company, but are awaiting the occurrence of certain events before proceeding to finalize the agreement. We have also commenced conducting exploration activities in western Canada for our own account.

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

Results Of Operations

Operating Revenues

We had no oil and gas working interest or royalty revenues for our three-month and six-month interim fiscal periods ended June 30, 2001 and June 30, 2000.

Operating Loss

We incurred an operating loss of $700,598 for our three-month interim period ended June 30, 2001, as compared to $674,622 for the corresponding interim period in fiscal 2000, representing a $25,976, or 3.9% overall increase. For our six-month interim period ended June 30, 2001, we incurred an operating loss of $1,331,256 as compared to $1,278,350 for the six-month interim period ended June 30, 2000, representing a $52,906, or 4.1%, overall increase.

Relative Changes In Research And Development Expense

The $15,207, or 14.5% decrease in research and development expense for our three-month interim period ended June 30, 2001, respectively, over the corresponding interim period in fiscal 2000 was principally attributable to a lesser allocation of existing personnel toward research and development activities in the second quarter of 2001. The $50,267, or 29.7% increase for our six-month interim period ended June 30, 2001 over the corresponding interim period in fiscal 2000 was principally attributable to a greater allocation of existing personnel toward research and development activities in the first quarter of fiscal 2001 as we focused increased efforts to improve the operation and efficacy of our SFD survey system.

Impairment Of Oil And Natural Gas Properties

The $17,160 and $37,935 impairments of oil and natural gas properties for our three-month and six-month interim periods ended June 30, 2001 relate to our write-down of the cost of drilling and completing one well in Canada which was non-commercial. Since we do not have proved reserves to date with respect to the prospect that contained this well, these costs are fully expensed notwithstanding our continuing active exploration and development activities with respect to other wells in this prospect.

Relative Changes In Amortization And Depreciation

The $69,212 or 47.5% and $66,654 or 30.3% decreases in amortization and depreciation for our three-month and six-month interim periods ended June 30, 2001, respectively, over the corresponding interim periods in fiscal 2000, were primarily attributable to an increase in the estimated useful remaining life of the survey aircraft, and the consequential reduction in annual amortization as the overall remaining unamortized costs of these aircraft, are spread over a longer amortization period.

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

The $44,437, or 185.7% and $11,470, or 10.6% increases in survey support expense for our three-month and six-month interim periods ended June 30, 2001 over the corresponding interim periods in fiscal 2000 were primarily attributable to higher costs to maintain our survey aircraft for the period and increased hangarage costs.

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

Our survey and data analysis expense for our three-month and six-month interim periods ended June 30, 2001 was $34,612 and $72,569, respectively, as compared to $1,609 and $75,220 over the corresponding interim periods in fiscal 2000, before taking joint venture partner reimbursements into consideration. Our survey and data analysis expense for our three-month and six-month interim periods ended June 30, 2001 was $34,612 and $72,569, respectively, as compared to $1,609 and $54,942 over the corresponding interim periods in fiscal 2000, after taking joint venture partner reimbursements into consideration. Our joint venture partner reimbursements for our three-month and six-month interim periods ended June 30, 2001 were both $0 as compared to $0 and $20,278 for the corresponding interim periods in fiscal 2000.

The increase in survey and data analysis expense for our three-month and six-month interim periods ended June 30, 2001 over the corresponding interim periods in fiscal 2000 was primarily attributable to the increased costs not associated with exploration prospects in the second quarter.

Relative Changes In Administrative Expense

The $15,795, or 4% and $2,261, or 1% increases in our administrative expense for our three-month and six-month interim periods ended June 30, 2001, respectively over the corresponding interim periods in fiscal 2000 were primarily attributable to the stabilization of our general and administrative staffing and space requirements over the past year.

Other Income And Expense

  Interest Income

We earned $19,991 and $62,979 in interest income for our three-month and six-month interim periods ended June 30, 2001, respectively, as compared to $102,713 and $215,543 for the corresponding interim periods in fiscal 2000. The decrease in interest income for our three-month and six-month interim periods ended June 30, 2001 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements.

  Interest Expense

We incurred $38,570 and $77,409 in interest expense for our three-month and six-month interim periods ended June 30, 2001, respectively, as compared to $0 for both corresponding interim periods in fiscal 2000. Our interest expense for our three-month and six-month interim periods ended June 30, 2001 related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

Liquidity And Capital Resources

Sources Of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through June 30, 2001 were funded principally from:

  a private placement in May 1996 of 975,000 shares of our common stock for total gross proceeds of $975,000,

  loans to our company in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 shares of our common stock in February 1998;

  a private placement in April 1998 of 800,000 shares of our convertible series 'A' preferred stock and 200,000 common stock purchase warrants for total gross proceeds of $6,000,000;

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

We also borrowed $1.6 million for working capital purposes on November 6, 2000 pursuant to an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants, although it does allow the lender to accelerate the loan in the event of our insolvency or bankruptcy or any adverse change in our financial condition, or in the event the estimated retail value of the secured collateral falls anytime to less than 50% of the outstanding balance of the loan.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of June 30, 2001 was $1,136,647, as compared to $4,279,279 as of December 31, 2000. Our cash position as of June 30, 2000 was $5,393,719, as compared to $9,068,723 as of December 31, 1999. We maintain the bulk of our cash in a United States government and government-backed securities money-market account. As discussed below, our current cash position will be supplemented by the proceeds of a pending $2.875 million private placement of our common stock to fund our fiscal 2001 drilling program.

The $3,142,632 decrease in our cash position for our six-month period ended June 30, 2001 was attributable to $1,197,522 in cash used in operating activities, $1,898,958 in cash used in investing activities, $30,701 in cash used through financing activities and a $15,451 comprehensive loss due to the effect of exchange rate changes. The $3,675,004 decrease in our cash position for our six-month period ended June 30, 2000 was attributable to $1,841,490 in cash raised through financing activities, partially offset by $1,228,273 in cash used in operating activities, $4,273,464 in cash used in investing activities, and a $14,757 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $1,197,522 for our six-month period ended June 30, 2001, as compared to cash requirements of $1,228,273 for our six-month period ended June 30, 2000. The $1,197,522 in cash used in operating activities for our six-month period ended June 30, 2001 reflected our net loss of $1,341,857 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $1,228,273 in cash used in operating activities for our six-month period ended June 30, 2000 reflected our net loss of $1,062,807 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used $30,701 in cash from financing activities for our six-month period ended June 30, 2001, as compared to raising $1,841,490 in cash from financing activities for our six-month period ended June 30, 2000. The $30,701 in cash used through financing activities for our six-month period ended June 30, 2001 was due to principal repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The $1,841,490 in cash raised through financing activities for our six-month period ended June 30, 2000 was principally comprised of $1,500,0000 in gross proceeds from the exercise of warrants and $341,490 in gross proceeds from the exercise of employee stock options.

We used cash in the amount of $1,898,958 for investing activities for our six-month period ended June 30, 2001, as compared to $4,273,464 in cash used for investing activities for our six-month period ended June 30, 2000. The principal use of cash for our six-month period ended June 30, 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($1,957,152), while the principal use of cash for our six-month period ended June 30, 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($1,312,419) and to acquire property, equipment and software ($3,320,224), including the purchase of a second survey aircraft.

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

We have approximately $700,000 in cash on hand as of the date of this report to fund our administration, operational and research and development requirements and to contribute toward our proposed fiscal 2001 drilling program. This amount will be supplemented by the proceeds of a pending $2.875 million private placement of our common stock at $1.15 per share to fund our fiscal 2001 drilling program. As of the date of this report, irrevocable subscriptions (including oversubscriptions) in the amount of $3,360,000 had been tendered for our account in connection with this private placement, and we have received binding and non-binding commitments for an additional $680,000. These funds including oversubscriptions will be released to NXT upon our acceptance of these subscriptions and the closing for the private placement on or about August 24, 2001.

The proceeds of our pending $2.875 million private placement will enable NXT to facilitate our proposed fiscal 2001 drilling program, pursuant to which we will participate with our joint venture partners in the drilling of new exploration wells in the third and fourth quarters of fiscal 2001. CamWest has also advised us that the previously delayed pipeline planned for our Wyoming prospect should be constructed by the end of fiscal 2001, which will allow CamWest to complete two test wells in Wyoming, and then production test those two wells as well as two previously completed wells. If a sufficient number of the foregoing drilling and completion projects are successfully and timely drilled and/or production tested by our joint venture partners, we should be able to finance further levels of exploration, acquisition and drilling activities through available cash flow or financings funded, in part, through our anticipated base of proven reserves, although we may nevertheless continue to raise additional financing through public or private sales of our securities. Revenues from these projects, if they should prove to be commercial and should they be timely pursued and completed by our joint venture partners, should commence in the fourth quarter of fiscal 2001, with additional revenues being added in the first quarter of fiscal 2002.  Moreover, these projects have the capability based upon their profiles to put us in a break-even cash flow position by the second or third quarters of fiscal 2002, again assuming they are timely pursued and completed by our joint venture partners.

We can give you no assurance that any or all projects in our fiscal 2001 drilling or completion/tie-in programs will be commercial, or if commercial will generate sufficient revenues to cover our operating or other exploration costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. If a sufficient number of these projects are not successful, we could be forced to reduce the level of our staff and operations, cut-back or eliminate our participation in drilling projects, and liquidate a portion of our assets. At that point we would likely focus our efforts on further improving and validating our SFD technology and our interpretive functions, including conducting additional SFD survey in order to further develop statistical data bases to validate these interpretive functions, until such time as we can use these efforts to raise sufficient additional capital to reestablish commercial participations in exploratory projects and to otherwise ramp-up operations. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Other Matters

Foreign Exchange Fluctuations

We recorded a $15,451 foreign currency translation loss for the first six months of fiscal 2001 as a comprehensive loss item on our statements of loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first six months of fiscal 2001 or fiscal 2000 by inflation or changing prices.

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

We have, as a result of our lack of revenues, incurred cumulative net losses (after taking comprehensive gains and losses into consideration) in the amount of $8,174,066 from our inception in October 1995 through June 30, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

  Our common shareholders should not expect to receive a liquidation distribution

If we were to wind-up or dissolve our company and liquidate and distribute our assets, the holders of our common stock would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series 'A' preferred shareholders as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to any shares of our common stock you may hold.

  Our right to issue additional capital stock at any time could have an adverse effect on the proportionate ownership and voting rights of our common shareholders

NXT is authorized under our Articles of Incorporation to issue up to 50,000,000 shares of our common stock. Subject to compliance with applicable corporate and securities laws, we may issue these shares under such circumstances and in such manner and at such times, prices, amounts and purposes as our management may, in their discretion, determine to be necessary and appropriate. The proportionate ownership and voting rights of our common shareholders could be adversely effected by the issuance of these additional shares, including a substantial dilution in their net tangible book value per share.

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

Special Note Regarding Forward Looking Statements

Contained in this uncertainties and risk factors section as well as in other sections of this report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans, the amount and character of future oil and gas revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained that that section in Par I, Item 2 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements." You should also read this report in conjunction with the forward looking statements and other information contained in our other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for our fiscal year ended December 31, 2001.

Whenever you read any forward looking statement contained in this or any other report, you should be aware of and take into consideration that:

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

    delays in our ability to conduct and complete SFD surveys or interpret SFD data,

    delays on the part of our joint venture partners in planning SFD survey activities, in conducting geologic and geophysical evaluations of recommended anomalies, in acquiring seismic data, in acquiring drilling rights, in conducting exploratory drilling activities and completing wells, and in connecting producing wells to pipelines and other production infrastructure; or

    the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Part I, Item 3 of this report captioned "Quantitative And Qualitative Disclosure About Market Risk;"

  the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for our fiscal year ended December 31, 2000; and

  the uncertainties and risks presented in this section and elsewhere in this report as well as other reports we periodically file with the Securities and Exchange Commission are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on NXT's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

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

Dated at Calgary, Alberta, Canada, this 13th day of August, 2001.
Energy Exploration Technologies

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (co-principal executive officer)

By: /s/ Daniel C. Topolinsky
Daniel C. Topolinsky President and Chief Operating Officer (co-principal executive officer)

By: /s/ John M. Woodbury, Jr.
John M. Woodbury, Jr., Chief Financial Officer (principal accounting officer)