Form 10-Q
period 2001-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2001-11-15
CIK 1009922

As filed with the Securities and Exchange Commission on November 15, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-Month Period Ended September 30, 2001; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

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

16,971,153 shares of common stock, par value $0.001 per share, as of November 15, 2001

ENERGY EXPLORATION TECHNOLOGIES
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I	BUSINESS	1
Item 1	FINANCIAL STATEMENTS	1
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
	General	20
	Overview	20
	Results Of Operations	21
	Liquidity And Capital Resources	24
	Other Matters	26
	Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	27
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	37
	Oil And Gas Price Fluctuations	37
	Currency Fluctuations	37
	Interest Rate Fluctuations	38
Part II	OTHER INFORMATION	38
Item 1	LEGAL PROCEEDINGS	38
Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	38
Item 3	DEFAULTS UPON SENIOR SECURITIES	38
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38
Item 5	OTHER INFORMATION	39
Item 6	EXHIBITS	39
	Exhibits	39
	Reports on form 8-K	39

-ii-

PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Balance Sheets (expressed in US dollars)
	September 30, 2001 (unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 4,372,529	$ 4,279,279
Cash held in trust [note 4]	75,390	-
Accounts receivable	133,070	745,756
Due from officers and employees	727	100
Subscriptions receivable [note 4]	178,250	-
Prepaid expenses and other	167,399	68,487
	---------------------	---------------------
Total current assets	4,927,365	5,093,622
Note receivable from officer [note 5]	32,656	34,886
Debt issuance costs [notes 2 and 8]	23,280	24,706
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2 and 6]	5,414,058	3,160,808
Other property and equipment, net of accumulated depreciation and amortization [notes 2 and 7]	3,621,389	3,854,206
Total assets	$ 14,018,748	$ 12,168,228
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 397,446	$ 720,745
Wages and employee benefits payable	88,319	109,522
Accrued oil and natural gas property costs	281,678	67,575
Current portion long-term debt [note 8]	69,712	64,864
Other accrued liabilities	28,674	85,380
	---------------------	---------------------
Total current liabilities	865,829	1,048,086
Long-term debt [note 8]	1,482,229	1,535,136
	---------------------	---------------------
Total liabilities	2,348,058	2,583,222
	==============	==============
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of September 30, 2001 and December 31, 2000 [note 10]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 shares issued as of September 30, 2001 13,112,916 shares issued as of December 31, 2000 [note 9]	16,971	13,113
Warrants [notes 10 and 11]	-	-
Additional paid-in capital	24,036,955	19,612,276
Deficit accumulated during the development stage	(12,188,299)	(9,977,155)
Accumulated other comprehensive loss	(195,737)	(64,028)
	---------------------	---------------------
Total shareholders' equity	11,670,690	9,585,006
	---------------------	---------------------
Total liabilities and shareholders' equity	$ 14,018,748	$ 12,168,228
	==============	==============

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Loss And Comprehensive Loss (unaudited) (expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,		October 20, 1995 (inception) to September 30,
	2001	2000	2001	2000	2001 (cumulative)
Operating expenses:
Administrative	$ 348,942	$ 393,392	$ 1,077,741	$ 1,119,930	$ 5,870,049
Impairment of oil and natural gas properties [notes 2 and 6]	178,705	487,256	216,640	487,256	716,470
Amortization and depreciation [notes 2 and 7]	76,341	62,418	229,358	282,088	866,577
Research and development [note 2]	92,636	95,620	312,128	264,845	1,214,778
Survey support [note 2]	111,748	74,809	231,192	182,783	1,078,888
Survey operations and data analysis [note 2]	32,834	(51,872)	105,403	3,070	192,361
Write-down of property and equipment	-	-	-	-	17,662
	------------------	------------------	-------------------	------------------	-------------------
Total operating expenses	(841,206)	(1,061,623)	(2,172,462)	(2,339,972)	(9,956,785)

Operating loss	(841,206)	(1,061,623)	(2,172,462)	(2,339,972)	(9,956,785)
Other income (expense):
Interest expense	(37,920)	-	(115,329)	-	(258,902)
Interest income	9,836	71,439	72,815	286,981	1,053,728
Other income	3	-	3,832	-	40,585
Settlement of damages	-	-	-	-	157,500
	------------------	------------------	-------------------	------------------	-------------------
Total other income (expense)	(28,081)	71,439	(38,682)	286,981	992,911

Net loss for the period	(869,287)	(990,184)	(2,211,144)	(2,052,991)	(8,963,874)

Other comprehensive loss:
Foreign currency translation adjustment	(116,258)	(35,307)	(131,709)	(50,064)	(195,737)
	------------------	------------------	-------------------	------------------	-------------------
Comprehensive loss for the period	$ (985,545)	$ (1,025,491)	$ (2,342,853)	$ (2,103,055)	$ (9,159,611)
	============	============	=============	============	=============
Basic and diluted loss per share [note 2]	$ (0.06)	$ (0.08)	$ (0.17)	$ (0.16)
	============	============	=============	============
Weighted average shares outstanding	13,658,102	12,945,118	13,296,642	12,945,118
	============	============	=============	============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (unaudited) (expressed in US dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Shares	Amount

1995:
Issued at inception for cash at $0.001 per share on October 20, 1995	$ -	5,000,000	$ 5,000	-	$ -	-	$ -	$ -	$ -
Net loss for fiscal 1995	-	-	-	-	-	-	-	-	(53,696)
Net other comprehensive loss for fiscal 1995	-	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31, 1995	-	5,000,000	5,000	-	-	-	-	-	(53,696)

1996:
Issued on reverse acquisition on January 30, 1996	-	5,968,281	5,968	-	-	-	-	(5,968)	-
Issued for cash at $1 per share on May 29, 1996	-	975,000	975	-	-	-	-	967,775	-
Net loss for fiscal 1996	-	-	-	-	-	-	-	-	(475,578)
Net other comprehensive loss for fiscal 1996	-	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31 1996	-	11,943,281	11,943	-	-	-	-	961,807	(529,274)

1997:
Issued for services at $2.31.5 per share on July 1, 1997	-	71,938	72	-	-	-	-	166,469	-
Net loss for fiscal 1997	-	-	-	-	-	-	-	-	(913,321)
Net other comprehensive loss for fiscal 1997	-	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31, 1997	-	12,015,219	12,015	-	-	-	-	1,128,276	(1,442,595)

1998:
Issued on conversion of promissory notes at $2.72 per share on February 1, 1998, net of issuance costs	-	411,764	412	-	-	-	-	1,119,588	-
Issued for cash at $7.50 per share on April 3, 1998	-	-	-	800,000	800	-	-	7,792,167	(2,104,000)
Issued with series 'A' preferred stock on April 3, 1998	-	-	-	-	-	200,000	1,132,000	-	(1,132,000)
Net loss for fiscal 1998	-	-	-	-	-	-	-	-	(1,117,808)
Net other comprehensive loss for fiscal 1998	-	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31, 1998	$ -	12,426,983	$ 12,427	800,000	$ 800	200,000	$ 1,132,000	$ 10,040,031	$ (5,796,403)

[continued on next page]

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (unaudited) (expressed in US dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Shares	Amount

1999:
Issued for cash at $15 per share on May 17, 1999, net of issuance costs	$ -	400,000	$ 400	-	$ -	-	$ -	$ 5,998,252	$ -
Options exercised for cash at prices between $8.12.5 and $9.50 per share during fiscal 1999	-	35,000	35	-	-	-	-	303,979	-
Cancelled on October 14, 1999	-	(5,167)	(5)	-	-	-	-	(11,570)	11,575
Net loss for fiscal 1999	-	-	-	-	-	-	-	-	(1,534,513)
Net other comprehensive loss for fiscal 1999	(29,403)	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31, 1999	(29,403)	12,856,816	12,857	800,000	800	200,000	1,132,000	16,330,692	(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	-	200,000	200	-	-	(200,000)	(1,132,000)	2,631,800	-
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	-	56,100	56	-	-	-	-	649,784	-
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
Balance - December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	-	-	19,612,276	(9,977,155)

2001:
Issued for cash at $1.15 per share on September 18, 2001, net of issuance costs	-	3,858,237	3,858	-	-	-	-	4,356,421	-
Grant and vesting of common stock purchase options to consultant	-	-	-	-	-	-	-	68,258	-
Net loss for the nine-months ended September 30, 2001	-	-	-	-	-	-	-	-	(2,211,144)
Net other comprehensive loss for the nine-months ended September 30, 2001	(131,709)	-	-	-	-	-	-	-	-
	---------------	-------------	-------------	-----------	-------------	-----------	---------------	----------------	------------------
	$ (195,737)	16,971,153	$ 16,971	800,000	$ 800	-	$ -	$ 24,036,955	$ (12,188,299)
	==========	=========	=========	=======	=========	=======	==========	===========	============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Cash Flows (unaudited) (expressed in US dollars)

	Nine months ended September 30,		October 20, 1995 (inception) to September 30, 2001
	2001	2000	(cumulative)
Operating activities:
Net loss for the period	$ (2,211,144)	$ (2,052,991)	$ (8,963,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	229,358	282,088	866,577
Write-down of property and equipment	-	-	17,662
Amortization of deferred costs	-	-	154,287
Impairment of oil and natural gas properties	216,640	487,256	716,470
Loss (Gain) on sale of property and equipment	1,184	-	(9,875)
Changes in non-cash working capital:
Accounts receivable	612,686	(348,884)	(133,070)
Due from officers and employees	(627)	2,897	(727)
Subscriptions receivable	(178,250)	-	(178,250)
Prepaid expenses	(98,912)	22,263	(167,399)
Trade payables	(615,029)	441,892	105,716
Wages and employee benefits	(21,203)	3,557	88,319
Accrued liabilities	(56,706)	(36,782)	28,674
Deferred financing for insurance premium	-	-	7,766
Consulting costs settled by issuance of common stock and options	68,258	-	234,799
Interest costs settled by issuance of common stock	-	-	120,000
	-------------------	-------------------	--------------------
Net cash used in operating activities	(2,053,745)	(1,198,704)	(7,112,925)
Financing activities:
Funds borrowed for aircraft financing	(48,059)	-	1,551,941
Funds borrowed from affiliates	-	-	1,100,000
Repayment of funds borrowed from affiliates	-	-	(100,000)
Funds raised through the sale of common stock, net of costs	4,360,279	-	11,332,681
Funds raised through the sale of preferred stock and warrants, net of costs	-	-	5,688,967
Funds raised through the exercise of options	-	649,840	953,819
Funds raised through the exercise of warrants	-	1,500,000	1,500,000
Repayment of deferred financing for insurance premium	-	-	(146,520)
Changes in non-cash working capital:
Debt issuance costs	1,426	-	(23,280)
	-------------------	-------------------	--------------------
Net cash generated by financing activities	4,313,646	2,149,840	21,857,608
Investing activities:
Funds invested in property and equipment	(4,725)	(3,455,276)	(4,530,247)
Proceeds on sale of property and equipment	7,000	-	18,996
Funds invested in oil and natural gas properties	(2,542,545)	(2,513,764)	(6,203,183)
Proceeds on sale of oil and natural gas properties	72,655	-	72,655
Funds borrowed by an employee	-	-	(35,760)
Repayment of funds borrowed by an employee	2,230	(2,096)	3,104
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	505,833	(20,288)	573,408
	-------------------	-------------------	--------------------
Net cash used in investing activities	(1,959,552)	(5,991,424)	(10,101,027)
Effect of net other comprehensive loss	(131,709)	(50,064)	(195,737)
Net cash inflow (outflow)	168,640	(5,090,352)	4,447,919
Cash and cash equivalents, beginning of period	4,279,279	9,068,723	-
Cash and cash equivalents, end of period	$ 4,447,919	$ 3,978,371	$ 4,447,919
	=============	=============	=============
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$ 4,372,529	$ 3,978,371	$ 4,372,529
Cash held in trust	75,390	-	75,390
	-------------------	-------------------	--------------------
Cash and cash equivalents, end of period	$ 4,447,919	$ 3,978,371	$ 4,447,919
	=============	=============	=============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in US dollars) September 30, 2001 and 2000

  Organization And Operations

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system", to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our wholly-owned subsidiaries-NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), our two exploration subsidiaries which focus on exploration acquisition and development efforts in the United States and Canada, respectively; and NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada"), our two aircraft operation subsidiaries which operate our aircraft on survey missions for NXT Energy USA and NXT Energy Canada, respectively. NXT, in turn, focuses on research and development efforts to improve the efficacy of our SFD survey system.

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

We are authorized under our Articles of Incorporation to issue common stock and series 'A' preferred stock (sometimes referred to in our consolidated financial statements and this report as "common shares" and "series 'A' preferred shares", respectively"). See notes 9 and 10.
  Significant Accounting Policies

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month and nine-month interim periods ending and as at September 30, 2001 and 2000 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our consolidated financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2000.

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

Reclassifications

Certain items in our prior year's consolidated financial statements have been reclassified to conform to our current year's consolidated financial statement presentation.

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

Cash And Cash Equivalents

For purposes of preparing the consolidated balance sheets and statements of cash flows contained in these consolidated financial statements, we consider all investments with original maturities of ninety days or less to constitute "cash and cash equivalents".

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

Other Property And Equipment

We carry our other capitalized property and equipment at cost, and depreciate or amortize them over their estimated service lives using the declining balance method as follows:

Aircraft	5%
Computer and SFD equipment	30%
Computer and SFD software	100%
Equipment	20%
Furniture and fixtures	20%
Flight equipment	10%
Leasehold improvements	20%
Tools	20%
Vehicles	30%

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

Survey Operations And Data Analysis Expenditures

We expense all survey operations and data analysis costs we incur, after netting costs which are reimbursable by our joint venture partners. Survey operations and data analysis expenditures consist primarily of:

  aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment; and

  allocable salaries of our personnel while interpreting SFD data.

Foreign Currency Translation

Our only operations outside of the United States are in Canada. Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose functional currency is Canadian dollars, into US dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive loss. For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into US dollars:

  all asset and liability accounts are translated into US dollars at the rate of exchange in effect as of the end of the applicable fiscal period;

  all shareholders' equity accounts are translated into US dollars using historical exchange rates; and

  all revenue and expense accounts are translated into US dollars at the average rate of exchange for the applicable fiscal period.

We record the cumulative gain or loss arising from the conversion of the noted Canadian dollar denominated accounts and transactions into US dollars as a foreign currency translation adjustment as a component of accumulated other comprehensive income or loss for that period.

Basic And Diluted Loss Per Share

Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares.

In calculating our basic and diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities. See note 10.

Stock-Based Compensation For Employees And Directors

In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 12.

Recent Pronouncements

On January 1, 2001, NXT adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging" ("SFAS No. 133"), as modified by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS No. 138"). SFAS No. 133 requires a company to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value of derivative instruments are recognized in earnings unless specific hedge criteria are met. Changes in fair value of derivative instruments that are designated as hedges are recognized in earnings in the same period as the hedged item. SFAS No. 133 requires that a company formally document, designate and assess the effectiveness of instruments that receive the hedge accounting. NXT has no derivative instruments and the adoption of SFAS No. 133 on January 1, 2001 has not had a material impact to our consolidated financial condition and results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included with goodwill or, in the alternative, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement will be adopted by NXT on January 1, 2002. The effect of adopting these standards will not be material to these consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. NXT is required to adopt the provisions of SFAS No. 143 on January 1, 2003.  NXT is currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations.  We expect that there will be a material increase in our liabilities to recognize the fair value of restoration costs with respect to oil and natural gas properties, with a commensurate increase in the capitalized costs of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of.  NXT is required to adopt the provisions of SFAS No. 144 on January 1, 2002.  While NXT is currently evaluating the impact that the adoption of SFAS No. 144 will have on our consolidated financial condition and results of operations, we do not expect any impact to be material to these consolidated financial statements.
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
  Cash Held In Trust And Subscriptions Receivable

We closed a private placement of common shares on September 18, 2001. See note 9. In connection with that private placement:

  our escrow agent held subscription funds in the amount of $75,390 in trust for release to NXT free of restriction as of September 30, 2001, and subsequently transferred those funds to our account on November 14, 2001; and

  there were outstanding subscriptions' receivable in the amount of $178,250 evidenced by demand promissory notes as of September 30, 2001, which receivables were subsequently settled in full through cash receipts by November 6, 2001.

  Note Receivable From Officer

  In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer is required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The amount of the monthly payments is calculated on the basis of a 300-month amortization rate, principal plus interest, using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5.5%).

  Oil And Natural Gas Properties

  Summarized below are the oil and natural gas property costs we capitalized for our nine months ended September 30, 2001 and September 30, 2000, and as of September 30, 2001 and December 31, 2000:

	Nine Months Ended September 30		As of September 30	As of December 31
	2001	2000	2001	2000

Acquisition costs	$ 554,425	$ 33,475	$ 1,017,387	$ 462,962
Exploration costs	1,988,120	2,480,289	5,185,796	3,197,676
	-----------------	----------------	------------------	------------------
Oil and natural gas properties	2,542,545	2,513,764	6,203,183	3,660,638
Less impairment	(216,640)	(487,256)	(716,470)	(499,830)
Less dispositions	(72,655)	-	(72,655)	-
	-----------------	----------------	------------------	------------------
Net oil and natural gas properties	$ 2,253,250	$ 2,206,508	$ 5,414,058	$ 3,160,808
	===========	===========	============	===========

  Since all of our oil and natural gas properties as of September 30, 2001 were either not yet producing or still in the drilling stage, we have classified all of these properties as unproved properties. Consequently, we did not record any depletion to date for these properties.

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

  At the end of each fiscal period, our management performs an overall assessment of each of our oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of that date, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or impaired over the next five years.

  Other Property And Equipment

Summarized below are our capitalized costs for other property and equipment as of September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

Aircraft and flight equipment	$ 3,383,538	$ 3,385,139
Computer and SFD equipment	274,255	282,272
Computer and SFD software	117,995	116,819
Equipment	80,907	77,169
Furniture and fixtures	181,727	190,039
Leasehold improvements	240,775	253,459
SFD survey system (including software)	115,336	115,336
Tools	1,558	1,640
Vehicle	18,828	18,828
	-----------------	-----------------
Property and equipment	4,414,919	4,440,701
Less accumulated depreciation and amortization	(793,530)	(586,495)
	-----------------	-----------------
Net property and equipment	$ 3,621,389	$ 3,854,206
	===========	============
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

  each officer-director could elect to convert any or all of the outstanding balance of his loan into common shares based upon a ratio of one share per $4.07 in converted principal and interest at any time; and

  our company could convert any or all of the outstanding balance of either loan into common shares based upon a ratio of one share per $2.72 in converted principal and interest should we be unable to repay that amount by the January 31, 1998 due date.

We exercised our right to convert the notes into 411,764 common shares on February 1, 1998, in satisfaction of $1,120,000 in aggregate principal and accrued interest which became due on January 31, 1998.

On May 17, 1999, we raised $6,000,000 in gross proceeds through a private placement of 400,000 common shares at $15 per share. Net proceeds to our company from this offering were $5,998,652, after deducting $1,348 in offering expenses.

During fiscal 1999, we raised $303,979 in gross proceeds through our employees' exercise of stock options entitling them to purchase 35,000 common shares at exercise prices between $8.12.5 and $9.50 per share.

On March 31, 2000, the holder of warrants to purchase 200,000 common shares at an exercise price of $7.50 per share exercised these warrants, resulting in gross proceeds to our company of $1,500,000. See note 10.

During fiscal 2000, we raised $649,840 in gross proceeds through our employees' exercise of stock options entitling them to purchase 56,100 common shares at exercise prices between $8.25 and $17 per share.

On September 18, 2001, we raised $4,374,237 in gross proceeds through a private placement of 3,858,237 common shares at $1.15 per share. Net proceeds to our company from this offering were $4,360,279, after deducting $13,958 in offering expenses.
  Preferred Stock And Warrants

On April 3, 1998, we completed a series of transactions pursuant to which:

  NXT Energy USA entered into a joint venture agreement, and we concurrently raised $6,000,000 in gross proceeds from an affiliate of the joint venture partner through the private placement to that party of 800,000 series 'A' preferred shares, and warrants to purchase 200,000 common shares at an exercise price of $7.50 per share.

The net proceeds of this private placement were $5,688,167, after deducting $311,833 in offering expenses, including the cost of becoming a reporting company with the Securities and Exchange Commission.

The series 'A' preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each series 'A' preferred share carries a $7.50 liquidation preference should our company wind-up and dissolve. Each series 'A' preferred share is convertible by either the holder or NXT into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common share purchase options or warrants at prices less than $7.50 per share in specified circumstances. As a consequence of a recent private placement of common shares at $1.15 per share which closed in September 2001, the current conversion price for the series 'A' preferred shares as of the date of this report has been adjusted to $2.58, which would result in each series 'A' preferred shareholder receiving approximately 2.91 common shares for each series 'A' preferred share he may convert should he exercise this right, or an aggregate of 2,326,280 common shares.

Each warrant carried a $7.50 per share exercise price, and stipulated that it would lapse to the extent not exercised by April 3, 2000. All of the warrants were exercised on March 31, 2000 for gross proceeds of $1,500,000. See note 9.

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

We also made appropriate adjustment for the deemed distribution in calculating our basic and diluted loss per common share. See note 2.
  Performance Warrants

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of September 30, 2001.

  Employee And Director Options

Description Of Plans

Through September 30, 2001, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

  separate stand-alone directors' options which we granted to selected directors as compensation for serving on our board of directors;

  the 1997 Energy Exploration Technologies Stock Plan (the "1997 Plan"), pursuant to which 1,500,000 common shares are reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

  the 1999 Energy Exploration Technologies Executive Option Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to executive officers in the form of stock options; and

  the 2000 Energy Exploration Technologies Directors' Option Plan (the "2000 Plan"), pursuant to which 400,000 common shares are reserved for issuance to selected directors in the form of stock options.

Summary Of Option Grants

We have summarized below all outstanding options under the Plans as September 30, 2001:

Type of Option And Plan	Grant Date	Exercise Price	As of September 30, 2001
			Outstanding	Vested
Director-Stand-alone	5-12-97	$ 2.00(1)	30,000	30,000
Director-Stand-alone	5-20-97	5.25	45,000	45,000
Director-Stand-alone	5-20-97	2.00(1)	45,000	45,000
Employee-1997 Plan	11-24-97	2.00(1)	36,600	16,600
Director- Stand-alone	3-10-98	2.00(1)	45,000	45,000
Employee-1997 Plan	5-12-98	2.00(1)	25,000	25,000
Employee-1997 Plan	8-24-98	2.00(1)	117,500	46,667
Employee-1997 Plan	10-1-98	2.00(1)	20,000	5,000
Executive-1999 Plan	5-1-99	2.00(1)	580,800	330,800
Executive-1999 Plan	5-1-99	2.80 (2)	400,000	-
Employee-1999 Plan	5-1-99	2.00(1)	7,000	7,000
Employee-1997 Plan	5-12-99	2.00(1)	16,000	4,000
Employee-1997 Plan	9-21-99	2.00(1)	100,000	40,000
Employee-1997 Plan	11-16-99	2.00(1)	65,000	13,000
Employee-1997 Plan	11-16-99	4.125(3)	4,000	4,000
Director-2000 Plan	2-15-00	2.00(1)	60,000	20,000
Employee-1997 Plan	3-20-00	2.00(1)	20,000	4,000
Director-2000 Plan	4-17-00	2.00(1)	120,000	40,000
Employee-1997 Plan	5-8-00	2.00(1)	45,000	9,000
Employee-1997 Plan	6-1-00	2.00(1)	30,000	6,000
Employee-1997 Plan	6-1-00	2.00(1)	100,000	20,000
Employee-1997 Plan	8-9-00	4.125(4)	3,000	3,000
Employee-1997 Plan	9-1-00	2.00(1)	125,000	25,000
Employee-1997 Plan	12-27-00	4.125	30,000	-
Employee-1997 Plan	12-27-00	2.00	30,000	-
Employee-1997 Plan	1-02-01	2.00	25,000	-
Employee-1997 Plan	7-05-01	2.00	50,000	-
			-------------------	-------------------
			2,174,900	784,067
			============	============
      Effective January 4, 2001, the recipient elected to cancel this original grant and to receive new options generally having the same terms as the except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.
      The exercise price for these options was fixed, in accordance with the terms of the original grant, on May 1, 2001 at $2.80.
      The exercise price for these options was repriced from $14.12.5 in February 2001.
      The exercise price for these options was repriced from $28.06.5 in February 2001.

The employee options outstanding as of September 30, 2001 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of September 30, 2001 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversaries of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of September 30, 2001 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

On January 3, 2001, NXT's board of directors ratified the cancellation of all outstanding options held by employees and directors employed or engaged as of that date subject to the approval by those persons, and the grant of new options to those persons on the same terms (including number of shares, vesting, term and lapse) as the cancelled grant, except that (1) the exercise price for the new options would equal the closing price for common shares as of the close of business on July 5, 2001, and (2) the term of the new options would be extended to July 5, 2003 with respect to any options which would otherwise lapse, if unexercised, on or prior to that date. This offer was then presented to and accepted or rejected by each of our employees and directors by the succeeding day. Our employees and directors who accepted the offer agreed that they could not exercise their new options until they were priced, and further agreed that any unvested new options would lapse should they resign their position with our company on or before July 5, 2003.

  Investor Relations Options

  On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", for our nine-month interim period ended September 30, 2001, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $68,258 in connection with the grant and vesting of these options.

  Commitments

  As of September 30, 2001, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

  Our recent practice with our joint venture partners has been to participate in selected prospects on a combination of working interest and overriding royalty basis, typically up to a 22.5% working interest and a 4% overriding royalty. In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partner will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

  On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of September 30, 2001, expires on January 31, 2003. Our combined obligations for base lease payments, building operating cost and other pass-through items as of September 30, 2001 was CDN $21,418 per month, which translates into US $13,569 per month based upon the closing conversion rate as of that date.

  On June 1, 2000, we entered into a five-year operating lease for our hangar facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of September 30, 2001 was CDN $13,345, which translates into US $8,454 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases 3% annually commencing June 1, 2002 until the end of the lease term.

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

As we are a development stage enterprise, the majority of our revenues through September 30, 2001, have been from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month and nine-month interim periods ended September 30, 2001 and 2000, respectively, is geographic information relating to:

  revenues we have received during the interim period from our external customers, allocated amongst the geographic areas in which the revenue was generated;

  revenues we have received during the interim period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and

  our net loss for the interim period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended	United States	Canada	Total

September 30, 2001:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	8,700	1,139	9,839
Net loss	(680,243)	(189,044)	(869,287)

September 30, 2000:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	69,645	1,794	71,439
Net loss	(641,787)	(348,397)	(990,184)

Nine Months Ended	United States	Canada	Total

September 30, 2001:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	68,692	7,955	76,647
Net loss	(1,668,584)	(542,560)	(2,211,144)

September 30, 2000:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	278,781	8,200	286,981
Net loss	(1,319,456)	(733,535)	(2,052,991)

Summarized below is geographic information relating to our assets as of September 30, 2001 and December 31, 2000, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As of:	United States	Canada	Total

September 30, 2001	$ 11,158,638	$ 2,860,110	$ 14,018,748

December 31, 2000	$ 9,330,483	$ 2,837,745	$ 12,168,228

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results of Operations

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements previously presented in this report. The information set forth below in this report is current as of the date of this report, November 15, 2001, unless an earlier or later date is indicated.

All references to "dollars" in this report refer to United States or US dollars unless specific reference is made to Canadian or CDN dollars. For information relative to currency conversion, see note 2 to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of September 30, 2001, was CDN $1.5785 to US $1.

Overview

NXT is a technology-based reconnaissance exploration company which utilizes our proprietary, quantum physics-based, stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system", to quickly and inexpensively identify and high-grade oil and natural gas prospects.

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, NXT Energy USA which focuses on United States-based exploration, and NXT Energy Canada which focuses on Canadian-based exploration. Our two aircraft operations subsidiaries, NXT Aero USA and NXT Aero Canada, operate our wholly-owned aircraft on survey missions for NXT Energy USA and NXT Energy Canada, respectively. NXT concentrates on research and development efforts to improve the efficacy of our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

Our United States exploration efforts to date have been conducted for CamWest Exploration LLC ("CamWest") under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in the United States selected by CamWest. Our Canadian exploration efforts to date have been conducted primarily for Calpine Canada Resources Limited ("Calpine Canada") under a joint venture agreement pursuant to which we conduct aerial surveys to identify prospects in exploration areas in Canada selected by Calpine Canada. While the term of the underlying agreement has since expired, we continue to conduct SFD exploration activities with Calpine Canada on a prospect-by-prospect basis on terms consistent with our practices under the expired agreement. We have also agreed upon the terms of a joint-venture agreement with Infinity Oil & Gas, Inc. to conduct surveys in Nebraska, and are in discussions with several Canadian exploration companies regarding prospective projects. We have also commenced conducting exploration activities in western Canada for our own account.

Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically up to a 22.5% working interest and a 4% overriding royalty. Our joint venture partners are required, under the terms of their respective joint venture agreements, to reimburse us for 100%, in the case of CamWest, and 50%, in the case of Calpine Canada, of the expenses we incur in conducting aerial surveys for them.

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 1% of any Prospect Profits (as that term is defined in the license) which we may receive on or before December 31, 2000, and 5% of any Prospect Profits which we may receive after December 31, 2000.

Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Operations

Operating Revenues

We had no oil and natural gas working interest or royalty revenues for our three-month and nine-month interim fiscal periods ended September 30, 2001 and September 30, 2000.

Operating Loss

We incurred an operating loss of $841,206 for our three-month interim period ended September 30, 2001, as compared to $1,061,623 for the corresponding interim period in fiscal 2000, representing a $220 417, or 20.8% overall decrease. The decrease in our operating loss for our three-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in expense:

  a $308,551, or 63.3%, decrease impairment expense for our oil and natural gas properties from $487,256 to $178,705;

  a $44,450, or 11.3%, decrease in administrative expense from $393,392 to $348,942; and

  a $2,984, or 3.1%, decrease in research and development expense from $95,620 to $92,636;

partially offset by

  an $84,706, or 163.3%, increase in survey operations and data analysis expense from a recovery of $51,872 to an expense of $32,834;

  a $36,939, or 49.4%, increase in survey support expense from $74,809 to $111,748; and

  a $13,923, or 22.3%, increase in amortization and depreciation from $62,418 to $76,341.

For our nine-month interim period ended September 30, 2001, we incurred an operating loss of $2,172,462 as compared to $2,339,972 for the nine-month interim period ended September 30, 2000, representing a $167,510, or 7.2%, overall decrease. The decrease in our operating loss for our nine-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in expense:

  a $270,616, or 55.5%, decrease impairment expense for our oil and natural gas properties from $487,256 to $216,640;

  a $52,730, or 18.7%, decrease in amortization and depreciation from $282,088 to $229,358; and

  a $42,189, or 3.8%, decrease in administrative expense from $1,119,930 to $1,077,741;

partially offset by

  a $102,333, or 3,333.3%, increase in survey operations and data analysis expense from $3,070 to $105,403; and

  a $48,409, or 26.5%, increase in survey support expense from $182,783 to $231,192; and

  a $47,283, or 17.9%, increase in research and development expense from $264,845 to $312,128.

Relative Changes In Administrative Expense

The $44,450, or 11.3% and $42,189, or 3.8% decreases in our administrative expense for our three-month and nine-month interim periods ended September 30, 2001, respectively, over the corresponding interim periods in fiscal 2000 were primarily attributable to the stabilization of our general and administrative staffing and space requirements and declines in travel expenditures in fiscal 2001.

Impairment Of Oil And Natural Gas Properties

For our three-month interim period ended September 30, 2001, we plugged and abandoned two wells as being non-commercial resulting in impairment expense of $178,705, as compared to $487,256 for a total of two wells plugged and abandoned as non-commercial and one well plugged and abandoned for technical reasons (pipe failure) for the corresponding interim period in fiscal 2000. For our nine-month interim period ended September 30, 2001, we plugged and abandoned a total of three wells as being non-commercial resulting in impairment expense of $216,640, as compared to $487,256 for a total of two wells plugged and abandoned as non-commercial and one well plugged and abandoned for technical reasons (pipe failure) for the corresponding interim period in fiscal 2000. Since September 30, 2001, we have plugged and abandoned a fourth well, and anticipate an additional impairment expense of $170,043 for fiscal 2001. Since we do not have proved reserves to date with respect to the prospects containing the wells plugged and abandoned in fiscal 2001, these costs are fully expensed notwithstanding our continuing active exploration and development activities with respect to other wells in those prospects.

Relative Changes In Amortization And Depreciation

The $13,923, or 22.3%, increase in amortization and depreciation for our three-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000, was primarily attributable to increased expenditures on our Piaggio P180 Avanti aircraft and related equipment in fiscal 2001. The $52,730 or 18.7% decrease in amortization and depreciation for our nine-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000, was primarily attributable to an increase in the estimated useful remaining life of our survey aircraft, and the consequential reduction in annual amortization as the overall remaining unamortized costs of these aircraft are spread over a longer amortization period.

Relative Changes In Research And Development Expense

Research and development expense generally relates to the direct costs-including allocable salaries-to develop, improve and test our SFD survey system and related components.

The $2,984, or 3.1%, decrease in research and development expense for our three-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000 was principally attributable to a lesser allocation of existing personnel toward research and development activities in the third quarter of 2001. The $47,283, or 17.9% increase for our nine-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000 was principally attributable to a greater allocation of existing personnel toward research and development activities in the first quarter of fiscal 2001, as we focused increased efforts to improve the operation and efficacy of our SFD survey system.

Relative Changes In Survey Support Expense

Survey support expense generally relates to direct costs-including allocable salaries-to:

  equip, maintain and hangar our survey aircraft;

  conduct field evaluations designed by our joint venture partners to evaluate our SFD technology (after netting any costs which our joint venture partners are required to reimburse us for); and

  develop, organize, staff and train our survey and interpretation operational functions.

Excluded from survey support expense are costs capitalized as property and equipment (including costs relating to our survey aircraft) and costs capitalized as exploration costs related to oil and natural gas prospects identified through our commercial SFD survey activities.

The $36,939, or 49.4% and $48,409, or 26.5% increases in survey support expense for our three-month and nine-month interim periods ended September 30, 2001, respectively, over the corresponding interim periods in fiscal 2000 were primarily attributable to higher costs to maintain our survey aircraft for the period and increased hangarage costs.

Relative Changes In Survey Operations And Data Analysis Expense

Survey operations and data analysis expenditures consist primarily of any direct costs we incur conducting commercial SFD survey activities. These costs can generally be broken down into the following two components:

  aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment (after netting any costs our joint venture partners are required to reimburse us for); and

  allocable salaries incurred by our personnel interpreting SFD data.

Excluded from survey and data analysis expense are costs capitalized as property and equipment (including costs relating to our survey aircraft) and costs capitalized as exploration costs related to oil and natural gas prospects identified through our commercial SFD survey activities.

Our survey operations and data analysis expense for our three-month and nine-month interim periods ended September 30, 2001 was $32,834 and $105,403, respectively, as compared to $67,710 and $142,930 over the corresponding interim periods in fiscal 2000, before taking joint venture partner reimbursements into consideration.

Our survey operations and data analysis expense for our three-month interim period ended September 30, 2001 was $32,834 as compared to a recovery of $51,872 over the corresponding interim period in fiscal 2000, after taking joint venture partner reimbursements of $0 and $119,582, respectively.

Our survey operations and data analysis expense for our nine-month interim period ended September 30, 2001 was $105,403 as compared to $3,070 over the corresponding interim period in fiscal 2000, after taking joint venture partner reimbursements of $0 and $139,860, respectively.

The increase in survey operations and data analysis expense for our three-month and nine-month interim periods ended September 30, 2001 over the corresponding interim periods in fiscal 2000, respectively, was primarily attributed to a greater portion of our surveys being carried out for our own account than for our joint venture partners.

Other Income And Expense

  Interest Income

We earned $9,836 and $71,439 in interest income for our three-month and nine-month interim periods ended September 30, 2001, respectively, as compared to $72,815 and $286,981 for the corresponding interim periods in fiscal 2000. The decrease in interest income for our three-month and nine-month interim periods ended September 30, 2001 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements.

  Interest Expense

We incurred $37,920 and $115,329 in interest expense for our three-month and nine-month interim periods ended September 30, 2001, respectively, as compared to $0 for both corresponding interim periods in fiscal 2000. Our interest expense for our three-month and nine-month interim periods ended September 30, 2001 related to interest due on a $1,600,000 asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

Liquidity And Capital Resources

Sources Of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through September 30, 2001 were funded principally from:

  a private placement in May 1996 of 975,000 common shares for total gross proceeds of $975,000;

  loans to our company in the amount of $1,000,000 in January 1997, and the subsequent conversion of the outstanding balance of principal and accrued interest of these loans in the amount of $1,120,000 into 411,764 common shares in February 1998;

  a private placement in April 1998 of 800,000 convertible series 'A' preferred shares and 200,000 common share purchase warrants for total gross proceeds of $6,000,000;

  a private placement closed in May 1999 of 400,000 common shares for total gross proceeds of $6,000,000;

  the exercise in March 2000 of warrants to purchase 200,000 common shares at an exercise price of $7.50 per share, resulting in gross proceeds of $1,500,000;

  the exercise of employee stock options during fiscal 2000 and fiscal 1999 resulting in aggregate gross proceeds of $953,854; and

  a private placement closed in September 2001 of 3,803,684 common shares for total gross proceeds of $4,374,237.

We also borrowed $1,600,000 for working capital purposes on November 6, 2000 pursuant to an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants, although it does allow the lender to accelerate the loan in the event of our insolvency or bankruptcy or any adverse change in our consolidated financial condition, or in the event the estimated retail value of the secured collateral falls anytime to less than 50% of the outstanding balance of the loan.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of September 30, 2001 was $4,447,919, as compared to $4,279,279 as of December 31, 2000. Our cash position as of September 30, 2000 was $3,978,371, as compared to $9,068,723 as of December 31, 1999. We maintain the bulk of our cash in a United States government and government-backed securities money-market account. As at September 30, 2001, cash included unrestricted cash held in trust of $75,390 as compared to $0 as at December 31, 2000.

The $168,640 increase in our cash position for our nine-month period ended September 30, 2001 was attributable to $4,313,646 in cash raised through financing activities, offset by $2,053,745 in cash used in operating activities, $1,959,552 in cash used in investing activities and a $131,709 comprehensive loss due to the effect of exchange rate changes. The $5,090,352 decrease in our cash position for our nine-month period ended September 30, 2000 was attributable to $1,198,704 in cash used in operating activities, $5,991,424 in cash used in investing activities, and a $50,064 comprehensive loss due to the effect of exchange rate changes, partially offset by $2,149,840 in cash raised through financing activities.

Our operating activities required cash in the amount of $2,053,745 for our nine-month period ended September 30, 2001, as compared to cash requirements of $1,198,704 for our nine-month period ended September 30, 2000. The $2,053,745 in cash used in operating activities for our nine-month period ended September 30, 2001 reflected our net loss of $2,211,144 for that period, as decreased for non-cash deductions and a net increase for non-cash working capital balances. The $1,198,704 in cash used in operating activities for our nine-month period ended September 30, 2000 reflected our net loss of $2,052,991 for that period, as decreased for non-cash deductions and in non-cash working capital balances.

We raised $4,313,646 in cash from financing activities for our nine-month period ended September 30, 2001, as compared to $2,149,840 in cash raised from financing activities for our nine-month period ended September 30, 2000. The $4,313,646 in cash raised through financing activities for our nine-month period ended September 30, 2001 was principally comprised of $4,360,279 in net proceeds from a private placement of common shares in September 2001, partially offset by repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The $2,149,840 in cash raised through financing activities for our nine-month period ended September 30, 2000 was principally comprised of $1,500,000 and $649,840 in gross proceeds from the exercise of warrants and employee stock options, respectively.

We used cash in the amount of $1,959,552 for investing activities for our nine-month period ended September 30, 2001, as compared to $5,991,424 in cash used for investing activities for our nine-month period ended September 30, 2000. The principal use of cash for our nine-month period ended September 30, 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($2,542,545), while the principal use of cash for our nine-month period ended September 30, 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($2,513,764) and to acquire property, equipment and software ($3,455,276), including the purchase of our primary survey aircraft.

Capital Requirements Going Forward

Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and natural gas industry and their experience and attitudes toward new and unproven technologies, the only practical way for NXT to prove-out the efficacy of our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint-venture partners or on our own account.

We believe that we would need to participate in a minimum of 30 prospects in order to statistically prove-out the efficacy of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie-them into sales or gathering systems are very expensive and can easily exceed $1,000,000 per well, the overall cost to prove-out our SFD technology over at least 30 prospects will be fairly high and will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs.

We have approximately $3,700,000 in cash on hand to fund our pending drilling program and to contribute toward our administration, operational and research and development requirements for the next twelve months, absent revenues. If a sufficient number of our drilling and completion projects are successfully and timely drilled and production tested by our joint venture partners, we may be able to finance or partially finance further levels of exploration, acquisition and drilling activities through available cash flow. We may nevertheless be required to raise additional financing through public or private sales of our securities and are, in fact, in the process of pursuing financing for future Canadian exploration programs. Revenues from these projects, if they should prove to be commercial and should they be timely pursued and completed by our joint venture partners, will most likely commence no earlier than the first quarter of fiscal 2002. Assuming our pending drilling commitments prove unsuccessful (one well each at Antelope Tail and Ice Caves), we would incur approximately $817,500 in dry and abandoned costs with respect to those commitments, leaving the remainder of these funds to apply toward administrative costs, although it is likely we will incur additional exploration and drilling expenses in any event.

We can give no assurance that any or all projects in our pending drilling, completion and tie-in programs will be commercial, or if commercial will generate sufficient revenues to cover our operating or other exploration costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. If a sufficient number of these projects are not successful, we could be forced to reduce the level of our staff and operations, cut-back or eliminate our participation in drilling projects, and liquidate a portion of our assets. At that point we would likely focus our efforts on further improving and validating our SFD technology and our interpretive functions, including conducting additional SFD survey in order to further develop statistical data bases to validate these interpretive functions, until such time as we can use these efforts to raise sufficient additional capital to reestablish commercial participations in exploratory projects and to otherwise ramp-up operations. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Other Matters

Foreign Exchange Fluctuations

We recorded a $131,709 foreign currency translation loss for the first nine months of fiscal 2001 as a comprehensive loss item on our statements of loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were materially affected during the first nine months of fiscal 2001 by inflation or changing prices.

Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition

Our future consolidated financial condition and results of operations may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for the fiscal year ended December 31, 2000, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Uncertainties And Risk Factors Generally Relating To NXT And Our Business

  We can give you no assurance that our pending drilling program will be successful. The failure of our pending drilling program could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered, particularly in areas of tight sands such as that in Wyoming in which a portion of our pending drilling program will be centered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Our joint venture partners' inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

  We have accumulated losses since our inception, and our continued inability to generate revenues and profits would adversely affect our ability to participate in land acquisition, seismic and drilling projects and raise additional capital, and could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage enterprise since we have not generated any oil or gas revenues from prospects we have drilled to date. Our failure to generate revenues and ultimately profits from our pending drilling program would:

    in the shorter-term, adversely affect our ability to:

      complete pending and proposed drilling and development programs and fund our current operational requirements;

      raise additional working capital; and

      force us to reduce our level of operations; and

    in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Decisions relating to the drilling, completion and tie-in of wells for our pending drilling program as well as additional prospects and their tie-in into gathering systems will ultimately be made by our joint venture partners. We can therefore give no assurance as to when or whether any of these wells will be tied-into gathering systems or the underlying fields developed other than assurances or estimates given to us by our joint venture partners. We have, as a result of our lack of revenues, incurred a cumulative net loss (after taking comprehensive gains and losses into consideration) in the amount of $9,159,611 from our inception in October 1995 through September 30, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

  If our pending drilling program is not successful and we do not raise sufficient additional capital to fully fund our further drilling and operational requirements, we will be forced to reduce or even suspend our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

We hope to leverage our pending drilling program to raise additional capital to fund additional drilling programs and operational requirements. If our pending drilling program is not successful or its development is delayed, we will need to raise a significant amount of additional capital to fund our further drilling and operational requirements. We cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund those needs which will not be objectionable to our company or our shareholders, including substantial dilution. If we are not able to finance all or a meaningful portion of those needs, we would likely cut-back or eliminate our participation in drilling projects, liquidate a portion of our assets, and significantly reduce the level of our staff and operations. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

Although we believe that our SFD technology has proven its prospective ability as a geologic structural identification tool, we nevertheless cannot give you any assurance that our SFD technology will be able to consistently identify oil and natural gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurance that we will be able to consistently discover commercial quantities of oil and natural gas, or that our joint venture partners will successfully acquire and drill properties at low finding costs.

  We are reliant upon our joint venture partners for opportunities to participate in exploration prospects and for funding and expeditiously pursuing the acquisition and development of those prospects

We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects through overriding royalties or equity participation on a working interest basis from producing SFD prospects. Currently, we have a joint venture agreement with CamWest and we are operating under the terms of an expired joint venture agreement with Calpine Canada. We exclusively focus on exploration and the review and identification of viable prospects through our SFD technology, and rely upon our joint venture partners to provide and complete all other project operations and responsibilities, including land acquisition, seismic, drilling, marketing and project administration. As a result, we have only a limited ability to exercise control over the selection of prospects for development, drilling or production operations, or the associated costs of such operations, and the timeliness of our partners in pursuing or carrying-out those activities. The success of each project will be dependent upon a number of factors which are outside our control, or controlled by our joint venture partners or other third-parties acting as project operator, in accordance with the applicable agreements between our company and the joint venture partners or other parties. These factors include:

    the selection and approval of prospects for lease/acquisition and exploratory drilling;

    obtaining favorable leases and required permitting for projects;

    the availability of capital resources of the joint venture partner for land acquisition, seismic and drilling expenditures;

    the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and natural gas; and

    the timing and amount of distributions from the production.

Our reliance on our joint venture partners, and our limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from our interest in projects and on our overall consolidated financial condition and results of operations.

  Calpine Canada may not renew its agreement with NXT

The joint venture agreement between NXT and Calpine Canada has expired. While Calpine Canada is continuing to enter into projects with us, Calpine Canada is under no obligation to do so and may cease entering into any new projects with us.

  Our revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which we participate

Pursuant to our business plan, our revenues and cash flow will, at least in the near-term, be principally dependent upon the success of drilling and production from prospects in which we participate through agreements with our joint venture partners in the form of an overriding royalty or a working interest or other participation right. The success of these prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Our joint venture partners' inability to successfully acquire prospects and drill wells on these prospects which produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

  Our future operating results may fluctuate significantly

Our future operating results may fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and natural gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures. This variability could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit our future ability to continue exploration and to participate in economically attractive projects.

  Volatility of oil and natural gas prices could have a material adverse effect on our business

It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including:

    relatively minor changes in the supply and demand for oil and natural gas;

    economic, political and regulatory developments; and

    competition from other sources of energy.

Any extended or substantial decline in oil and natural gas prices would have a material adverse effect on:

    our ability to negotiate favorable joint ventures with viable industry participants;

    our ability to acquire drilling rights;

    the volume of oil and natural gas that could be economically produced by the joint ventures in which we participate;

    our cash flow; and

    our access to capital.

We do not currently intend to engage in hedging activities (although we reserve the right to do so in the future), and may be more adversely affected by fluctuations in oil and natural gas prices than other industry participants that do engage in such activities. Our business, consolidated financial condition and results of operations would be materially and adversely affected by adverse changes in prevailing oil and gas prices. See that section of this report captioned "Quantitative And Qualitative Disclosures About Market Risk" for additional discussion of market risks relating to oil and natural gas price fluctuations.

  The intense competition that is prevalent in the oil and gas industry could have a material adverse effect on our business

We compete directly with independent, technology-driven exploration and service companies, and indirectly (through our joint venture partnerships) with major and independent oil and natural gas companies in our exploration for and development of commercial oil and natural gas properties. We will experience competition from numerous oil and natural gas exploration competitors offering a wide variety of geological and geophysical services. Many of these competitors have substantially greater financial, technical, sales, marketing and other resources than we do, and may be able to devote greater resources to the development, promotion and sales of their services than our company. We cannot give any assurance that our competitors will not develop exploration services that are superior to our SFD technology, or that these technologies will not achieve greater market acceptance than our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, consolidated financial condition and results of operations.

The oil and natural gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing oil and natural gas properties in the United States and Canada, and the industry is not dominated by any single competitor or a small number of competitors. Our joint venture partners will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to drill and develop those prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us or our joint venture partners. These competitive disadvantages could adversely affect our joint venture partners' ability to participate in projects with favorable rates of return.

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance

There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration technology will develop, or be sustainable. If the market fails to develop, or if our exploration technology does not achieve or sustain market acceptance, our business, consolidated financial condition and results of operations would be materially and adversely affected.

  Our inability to retain our key managerial, geological and geophysical, and research and development personnel could have a material adverse effect on our business

Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology; Mr. Daniel C. Topolinsky, our President and Chief Operating Officer who handles strategic decision making and our joint venture partners; and Mr. James R. Ehrets, our Executive Vice President of Operations, who handles operations and supervises SFD interpretation activities. The loss of any of these individuals would likely have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into employment and non-competition agreements with Messrs. Liszicasz, Topolinsky and Ehrets, these executive officers would nevertheless not be prevented from working for other companies in the oil and natural gas industry so long as they did not employ SFD technology should they elect to terminate their employment with NXT. We also do not carry key person life insurance policies on any of our executive officers.

Our success also depends on the continued efforts of our geological and geophysical interpretive and SFD research and development teams, which are composed of a small number of individuals. While there are professionals who could replace these individuals, none of these professionals have any theoretical or working knowledge of how to interpret SFD data or how our SFD technology operates, and it would take a significant period of time to train any replacement personnel. Until such time as we have a fully trained complement of geological and geophysical interpretive and SFD research and development teams, the loss of any members of these teams could adversely affect the pace at which we interpret SFD data or affect improvements to our SFD technology, which could adversely impact our business, consolidated financial condition and results of operations.

  We may be unable to attract the qualified managerial, geological and geophysical, and research and development personnel required to implement our longer-term growth strategies

Our ability to implement our longer-term growth strategies depends upon our continuing ability to attract and retain highly qualified geological, technical, scientific, information management and administrative personnel. Competition for these types of personnel is intense and we cannot give you any assurance that we will be able to retain our key managerial, professional and technical employees, or that we will be able to attract and retain additional highly qualified managerial, professional and technical personnel in the future. Our inability to attract and retain the necessary personnel could impede our growth.

  Our limited operating history could adversely affect our business

We are a recently organized development stage enterprise with an unproven technology and a limited operating history. Our activities through the date of this report have encompassed:

    developing our business plan;

    obtaining license rights to our SFD technologies;

    establishing administrative offices and laboratory facilities, and engaging executive, administrative, scientific, geological, geophysical, information technology and aviation personnel;

    developing our SFD technology to a commercial stage;

    acquiring joint venture partners;

    conducting commercial SFD surveys on behalf of our joint venture partners; and

    through our joint venture partners drilling a limited number of exploratory natural gas wells identified through our SFD technology.

We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using a new and unproven technology, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, consolidated financial condition and results of operations.

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

  We cannot give you any assurance that we will be able to manage the expansion of our business effectively. Our inability to effectively manage our growth, including the failure of any new personnel we hire to achieve anticipated performance levels, would have a material adverse effect on our business, consolidated financial condition and results of operations.

    Our business may be adversely affected by currency fluctuation, regulatory, political and other risks associated with international transactions

  We currently operate within the United States and Canada and anticipate we will also operate outside of these countries in the foreseeable future. These operations will subject us to several potential risks, including risks associated with:

      fluctuating exchange rates;

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

    Two of our principal shareholders control our company

  Messrs. George Liszicasz and R. Dirk Stinson, our two principal shareholders, beneficially own approximately one-half of the common shares outstanding, affording them the power, as a group, to elect a majority of our board of directors. Our board of directors, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

      our business expansion or acquisition policies;

      whether we should raise additional capital through financing or equity sources, and in what amounts;

      whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts;

      whether we should sell all or a substantial portion of our assets, or should we merge or consolidate with another corporation; and

      transactions which may cause or prevent a change in control or the winding up and dissolution of our company.

  An investment in the common shares entails entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

    We may be unable to protect our intellectual property.

  The licensor of our SFD technology, Momentum Resources, claims common law ownership of that technology, but has not obtained patent or copyright protection for those rights. Momentum Resources and our company each believe that the disclosure risks inherent in patent or copyright registration of our SFD technology outweigh the legal protections which might be afforded by that registration. In the absence of significant patent or copyright protection, we may be vulnerable to competitors who attempt to imitate the SFDs, or to develop functionally similar technologies.

  Although we believe that we have all rights necessary to market our services without infringing upon any patents or copyrights held by others, we cannot give any assurance that conflicting patents or copyrights do not exist. We rely upon trade secret protection and confidentiality and non-disclosure agreements with our employees, consultants, joint venture partners and others to protect our proprietary rights. Furthermore, we do not believe, were Momentum Resources to apply for and receive patent protection, that the patent would necessarily protect Momentum Resources or our company from competition. Momentum Resources and our company therefore anticipate continued reliance upon contractual rights and on common law to protect our trade secrets. The steps taken by our company and Momentum Resources to protect our respective rights may not be adequate to deter misappropriation, or to preclude an independent third party from developing functionally similar technology.

  We cannot give any assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Momentum Resources' or our trade secrets, or otherwise disclose aspects of the SFD device, or that we will be able to meaningfully protect our trade secrets. We also cannot give you any assurance that Momentum Resources or our company will not be required to defend against litigation or to enforce or defend intellectual property rights relating to SFD devices. Legal and accounting costs relating to prosecuting or defending intellectual property rights may be substantial.

  Matters Relating To Common Stock

    There is only a limited public market for the common shares on the OTC Bulletin Board and that market is extremely volatile

  There is only a limited public market for the common shares on the NASD OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for the common shares will develop or be sustained, or that current trading levels will be sustained.

  The market price for the common shares on the OTC Bulletin Board has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or consolidated financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in oil and natural gas prices, oil and natural gas inventory levels, regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or consolidated financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, drilling results, advances in technology or other business developments.

  Because we are a development stage enterprise with a limited operating history and no revenues or profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

  Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of NXT currently hold vested options entitling them to acquire 834,067 common shares. These options could be exercised and the underlying common shares sold on either the public markets.

    You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5

  Since the common shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

    You should not expect to receive dividends

  NXT has never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.

    You should not expect to receive a liquidation distribution

  If we were to wind-up or dissolve our company and liquidate and distribute our assets, our common shareholders would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series 'A' preferred shareholders as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to any common shares you may hold.

    Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

  We are authorized under our Articles of Incorporation to issue up to 50,000,000 common shares. Subject to compliance with applicable corporate and securities laws, we may issue these shares under such circumstances and in such manner and at such times, prices, amounts and purposes as our management may, in their discretion, determine to be necessary and appropriate. The sale of common shares under certain prices may also result in the issuance of additional common shares to the holders of our series 'A' preferred shares should they elect to convert those shares into common shares pursuant to certain anti-dilution rights they hold. Your proportionate ownership and voting rights as a common shareholder could be adversely affected by the issuance of additional common shares, including a substantial dilution in your net tangible book value per share.

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

  Special Note Relating To Forward-Looking Statements

  In this report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans and the performance of our joint venture partners and various other statements generally contained in that section of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements Going Forward". You should also read this report in conjunction with the forward looking statements and other information contained in our other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for our fiscal year ended December 31, 2000.

  Whenever you read any forward looking statement contained in this report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this uncertainties and risk factors section or elsewhere in this report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report. Additionally, the various risks and uncertainties described in this uncertainties and risk factors section or elsewhere in this report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all uncertainties and risk factors, nor can we assess the impact of all uncertainties and risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

  Item 3.    Quantitative And Qualitative Disclosures About Market Risk

  Oil And Gas Price Fluctuations

  Our primary market risks will be related to market changes in oil and gas prices Since our prospective revenues will be tied to the price at which either NXT or our joint venture partners sell oil and gas on the world market, any fluctuations in these prices will directly and proportionately impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and gas prices. Specifically, increases in oil and gas prices are generally accompanied by increases in costs to acquire drilling rights, while decreases in oil and gas prices are generally accompanied by a similar decline in costs to acquire drilling rights. The affect of changes in oil and gas prices will also affect joint-venture partner decision-making relative to the scope and budget for exploration, land acquisition, drilling, completion and tie-in activities, which will then impact NXT. See that section of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition-Uncertainties And Risk Factors Generally Relating To Our Company And Our Business-Volatility Of Oil And Natural Gas Prices Could Have A Material Adverse Effect On Our Business".

  Currency Fluctuations

  An additional significant market risk relates to foreign currency fluctuations between United States and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based joint venture partners will be denominated in Canadian currency, our consolidated financial condition and results of operations could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable. If earnings from our Canadian operations increase, our exposure to fluctuations in the United States-Canadian exchange rate will increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. We cannot give you any assurance that the use of exchange rate contracts or other mitigating efforts would effectively limit any adverse effects of foreign currency fluctuations on our company's international operations and our overall results of operations.

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

  Not Applicable

  Item 3.    Defaults Upon Senior Securities

  Not Applicable

  Item 4.    Submission Of Matters To A Vote Of Security Holders

  Our annual meeting of shareholders was held on November 1, 2001. At that meeting our common shareholders stock re-elected Messrs. George Liszicasz, Daniel C. Topolinsky, Lorne W. Carson and Dennis R. Hunter as our non-series 'A' directors, with their term of office to extend until the next annual meeting of shareholders and until their successors are duly elected and qualified. The tally of the votes is set forth below:

	Vote
Non-Series A Director Nominees	For	Withhold	Abstain
George Liszicasz	11,446,676	0	9,650
Daniel C. Topolinsky	11,446,676	0	9,650
Lorne W. Carson	11,445,676	0	10,650
Dennis R. Hunter	11,445,676	0	10,650

  Our common shareholders also ratified the appointment of Arthur Andersen LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2001 by the following vote: 11,451,726 shares voting for, 0 shares against, and 4,600 shares abstaining or withheld. There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

  Prior to the annual meeting, we were informed by our sole series "A" preferred shareholder that it had appointed Mr. K. Rick Turner to serve as our sole series 'A' director for the coming year.

  Item 5.    Other Information

  Not Applicable

  Item 6.    Exhibits

  Exhibits

  None

  Reports on Form 8-K

  None

  -39

  Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated at Calgary, Alberta, Canada, this 15th day of November, 2001.
Energy Exploration Technologies

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (co-principal executive officer)

By: /s/ Daniel C. Topolinsky
Daniel C. Topolinsky President and Chief Operating Officer (co-principal executive officer)

By: /s/ John M. Woodbury, Jr.
John M. Woodbury, Jr., Chief Financial Officer (principal accounting officer)