Form 10-K
period 2001-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2002-04-01
CIK 1009922

As filed with the Securities and Exchange Commission on April 1, 2002

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-K
_________________
Annual
[_X_]	For the fiscal year ended December 31, 2001
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[___]	For the transition period from ___________ to ___________

Commission file number: 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)
Nevada	61-1126904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes  [_X_]   No [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20 , 2002 was approximately $8,350,000 based upon the closing price per share of the registrant's common stock of $0.95 on that date.

The number of shares outstanding of the registrant's common stock as of March 20, 2002: 16,971,153 shares.

Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of stockholders to be held later in fiscal 2002.

TABLE OF CONTENTS
Page
BUSINESS	1
Overview	1
Corporate History	3
Corporate Objective	3
Business Strategy	3
Summarized Exploration Information	4
Description Of Exploration Properties And Programs	6
Future Exploration And Drilling Programs	12
Analysis Of SFD Survey Results To Date	13
Development Objectives	14
What Is Our SFD Technology	15
Operational Practices In Conducting SFD Surveys	16
Joint Ventures	20
Competition	21
Employees	21
Research and Development	21
Manufacturing Capacity And Suppliers	21
Subsidiaries	22
Governmental And Environmental Regulation	22
Operating Hazards	22
SFD Technology License	23
PROPERTIES	25
Facilities	25
Survey Aircraft	25
Petroleum Properties	25
LEGAL PROCEEDINGS	26
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	26
MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS	26
Market Information	26
Dividend Policy	27
SELECTED CONSOLIDATED FINANCIAL INFORMATION	27
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Overview	28
Results Of Consolidated Operations	29
Liquidity And Capital Resources	32
Other Matters	34
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	36
Oil And Gas Price Fluctuations	36
Currency Fluctuations	37
Interest Rate Fluctuations	37
UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION	37
Uncertainties And Risks Generally Relating To NXT And Our Business	37
Uncertainties And Risks Relating To Our Securities	45
Special Note Regarding The Observations, Beliefs And Opinions Expressed In This Annual Report Relating To The Scientific Basis And Principles Of Our SFD Technology	47
Special Note Regarding Forward Looking Statements	47
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	48

-i-

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48
DIRECTORS AND EXECUTIVE OFFICERS	48
EXECUTIVE COMPENSATION	49
OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT	49
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	49
EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K	49
SIGNATURES	53

-ii-

GLOSSARY OF ABBREVIATION AND TERMS

Unless the context otherwise requires, the words and phrases used in this annual report identified below shall have the following meanings.

"Acquisition costs" means the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

"Bbl" means one barrel, consisting of 42 U.S. gallons liquid volume, of crude oil inclusive of natural gas liquids.

"Boe" means barrels of oil equivalent.

"Bbls/d" means barrels of oil per day.

"Boe/d" means barrels of oil equivalent per day.

"BLM" means the United States federal Bureau of Land Management.

"Calpine Canada" means Calpine Canada Resources Limited.

"CamWest" means CamWest Exploration LLC.

"Common shareholders" means persons who hold our common stock.

"Common shares" means shares of our common stock, par value $0.001.

"Development costs" means costs incurred to drill, equip, or obtain access to proved reserves, including costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

"Exploration costs" means costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, also referred to as "G& G", which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs.

"Future net revenue, before income taxes" means an estimate of future net revenue from a property, based on the proven reserves of oil and natural gas believed to be recoverable at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, before deducting income taxes. Future net revenue, before income taxes, should not be construed as being the fair market value of the property.

"Gross" oil and natural gas wells or "gross" acres is the total number of wells or acres in which NXT has an interest.

"Mbbls" means one thousand bbls and "Mmbbls" means one million bbls.

"Mboe" means one thousand boe and "Mmboe" means one million boe.

"Mcf" means one thousand cubic feet of natural gas, while "Mmcf" means one million cubic feet of natural gas.

-iii-

"Mcf/d" means one thousand cubic feet of natural gas per day, and "Mmcf/d" means one million cubic feet of natural gas per day.

"Mcfe" means one thousand cubic feet of natural gas and natural gas equivalent, determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids, while Mmcfe means one million cubic feet of natural gas and natural gas equivalent,

"Mcfe/d" means one thousand cubic feet of natural gas and natural gas equivalent, determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids, per day, and "Mmcfe/d" means one million cubic feet of natural gas per day.

"Momentum Resources" means Momentum Resources Corporation.

"Net" oil and natural gas wells or "net" acres are det4erimined by multiplying "gross" wells or acres by NXT's working interest in those wells or acres.

"NXT", "we" or our "company" means Energy Exploration Technologies, a Nevada corporation, and our subsidiaries except where otherwise indicated.

"NXT Aero Canada" means NXT Aero Canada Inc., a federal Canadian Corporation.

"NXT Aero USA" means NXT Aero USA Inc., a Nevada corporation.

"NXT Energy USA" means NXT Energy USA Inc., a Nevada corporation.

"NXT Energy Canada" means NXT Energy Canada Inc., a federal Canadian corporation.

"Oil and gas lease" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

"OTC Bulletin Board" means the National Association of Securities Dealers' Over-The-Counter Electronic Bulletin Board.

"Prospect" means a location where both geological and economical conditions favor drilling a well.

"Preferred shareholders" means persons who hold our preferred stock.

"Proved reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic recovery by production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

"Proved developed reserves" are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved secondary or tertiary recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the

-iv-

operation of an installed recovery program has confirmed through production response that increased recovery will be achieved.

"Proved undeveloped reserves" are those proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves attributable to any acreage do not include production for which an application of fluid injection or other improved recovery technique is required or contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Royalty interest" is a right to oil, natural gas or other minerals that is not burdened by the costs to develop or operation the property.

"SEC" means the United States federal Securities and Exchange Commission.

"Series 'A' preferred shareholders" means persons who hold our series 'A' preferred stock.

"Series 'A' preferred shares" means shares of our series 'A' convertible preferred stock, par value $0.001.

"SFD" means our stress field detector.

"SFD survey system" means the SFD system we use for aerial surveys comprised of our SFD and integrated electronic data acquisition, processing and interpretation subsystems and software.

"Working interest" is an interest in an oil or natural gas property that is burdened with the costs of development and operation of the property.

-v-

ADVISEMENT

The information set forth in that section of this annual report captioned "Business" is current as of March 20, 2002, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than that section of this annual report captioned "Business" is current as of December 31, 2001, unless an earlier or later date is indicated in those sections.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of December 31, 2001, was CDN $1.5928 to U.S. $1. For information relative to the conversion of our accounts into US dollars, see that section contained in explanatory note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

BUSINESS

Overview

Company

NXT is a technology-based reconnaissance exploration company which utilizes our stress field detection or "SFD" remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects. Our principal executive offices are located at 840-7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2, and our telephone number is (403) 264-7020.

Business

We use our SFD technology to survey large exploration areas from our survey aircraft at speeds of approximately 200 mph to identify and high-grade leads for further evaluation and potential drilling. Our SFD technology is a recently developed technology which we adapted for airborne survey operations and field tested for independent geologists and joint venture partners during 1996 and 1997. We commenced SFD survey activities on a commercial basis for our joint venture partners in 1998.

As a reconnaissance exploration company, we use our SFD technology as a wide-area prospect finding tool. Our SFD technology affords us the relatively inexpensive ability to obtain near real-time analysis and interpretation of potential hydrocarbon prospects in a matter of days or weeks, as compared to months and, in some situations, years, as in the case of the seismic methods currently employed in wide-area exploration activities by the oil and natural gas exploration industry. These advantages are intended to reduce finding costs for our company and joint venture partners. Finding costs include the cumulative costs of acquiring seismic, purchasing mineral rights, and drilling and completing exploration wells. The ability to reduce finding costs is an extremely important financial benchmark in the oil and natural gas industry, insofar as low finding costs represent a measure of an oil and natural gas company's ability to effectively and efficiently find new reserves and to generate cash flow. Once SFD prospects are identified, conventional geological and geophysical methods are employed to valuate the potential commercial viability of the prospect.

We conduct our SFD reconnaissance exploration activities, as well as land acquisition, seismic, drilling, completion and production activities to exploit prospects identified using our SFD technology, through two wholly-owned operating subsidiaries: NXT Energy USA which focuses on United States-based exploration principally on behalf of our United States-based joint ventures and our own account, and NXT Energy Canada which focuses on Canadian-based exploration on behalf of our Canadian-based joint ventures and for our own account. All reconnaissance exploration activities are conducted by NXT Energy USA and NXT Energy Canada using NXT-owned aircraft operated by our two wholly-owned aviation operation subsidiaries, NXT Aero USA and NXT Aero Canada USA. NXT concentrates on research and development efforts to improve the efficacy of our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

Exploration Properties And Drilling Results And Activities

At December 31, 2001, we owned interests in approximately 20 gross wells (2.82 wells net to our interest) in the Green River basin in Wyoming, the Williston basin in North Dakota, and southern Alberta, and a total of 95,629 and 18,152 gross and net acres, respectively, of developed and undeveloped exploration lands. None of these wells were producing as of December 31, 2001, principally due to delays in connecting the wells to pipeline. Since that date, however, two wells have been connected to pipeline and are producing, and an additional four wells may be connected to pipeline and producing within a month of this annual report. At December 31, 2001, based upon our reserve report, we had net proved undeveloped oil and gas reserves of 2,845 Mmcfe of natural gas and condensate for eleven different wells with a total net present value discounted at 10% of $2,378,000, consisting of 2,593 Mmcf of natural gas reserves and 42 Mboe of oil and condensate reserves.

In the United States through CamWest, our U.S. joint venture partner, we have participated in drilling exploratory wells to date in four exploration blocks: the Ice Caves prospect located in the Williston basin of North Dakota; and three exploration blocks located in the Green River basin of Wyoming-the Poblano/Juel Spring block, the Gold Coast prospect and the Leucite Hills South prospect. We also hold rights to or interests in up to six other prospective exploration blocks in the Green River basin through our joint venture with CamWest. The Green River basin is currently the most active natural gas exploration play in the United States, and NXT holds, through CamWest, working interests in approximately 65,280 gross acres in that basin, plus the right to acquire working interests in an additional 23,360 gross acres based upon developments.

  At the Ice Caves prospect in the Williston basin, we participated in drilling two exploratory wells in the last six months of 2001 targeting the Red River formation, the first of which was non-commercial and abandoned, and the second of which, the Beta Race 22-6, proved a commercial natural gas discovery in January 2002. This prospect was initially identified by NXT in 1998 using our SFD technology, and subsequently developed by CamWest based upon a 3D seismic program it conducted in late 2000. Initial flow rates for the Beta Race 22-6 well, under which we hold a 22.5% working interest, yielded natural gas at 4.1 Mmcf/d and condensate of approximately 100 Bbls/d at the maximum capacity of the surface test equipment. CamWest is in the process of connecting this well to pipeline, and we anticipate production will commence by the end of April 2002. Due to the limited diameter and operating pressures of the local gas gathering system, we anticipate that production will be constrained at approximately 3 Mmcfe/d.

  From October 1999 to May 2000, we participated in drilling four deep natural gas exploratory wells at the Poblano/Juel Spring block in the Green River basin, and in March 2002 the first of these wells, the Poblano 1-28, under which we hold a 22.5% working interest, was being completed and tied into pipeline. Poblano and Juel Spring are two contiguous ten square mile prospects which we initially targeted based on our identification through SFD surveys of what we believed to be stratigraphically-trapped over-pressured gas accumulations. All drilling decisions by CamWest were made without the benefit of seismic. The Poblano 1-28 well is currently testing segregated zones in the Mesa Verde. All four wells were shut-in for over 18 months pending the completion of a 144 square mile 3D seismic program completed by CamWest in early 2001 for the purpose of evaluating development decisions, and the decision to complete the three wells (other than the Poblano 1-28) and connect them to pipeline will be made following an evaluation of sustained production from the Poblano 1-28 and other factors, including natural gas prices and developments relating to our pending Antelope Tail prospect described below.

  We participated in drilling two deep natural gas exploratory wells to date at the 44,800 acre Gold Coast prospect in the Green River basin in summer of 2000, the first of which sustained a 25-foot gas flare at surface during drilling operations but was junked and abandoned after the later collapse of the intermediate casing, and the second of which was non-commercial and suspended. NXT continues to believe that this prospect holds great promise, and consideration of a 3D seismic program is currently underway.

  We also participated in an exploratory well which was spudded in fall 1999 at the Leucite Hills South prospect in the Green River basin that was cased as a natural gas well. Development decisions on this prospect are pending based upon environmental consideration.

We are currently preparing through CamWest to drill a natural gas exploratory well on a fourth exploration block in the Green River basin, the 3,360 acre Antelope Tail prospect. This well, Habanero Federal 14-21, is scheduled to be spudded by CamWest in June 2002. The Antelope Tail feature is a complex anticlinal culmination that involves the entire Lance and Mesa Verde formations. The feature has been imaged with proprietary 3D seismic that was acquired and processed in early 2001. Detailed seismic analysis indicates that the Lance and Mesa Verde reservoir rocks are extensively fractured and hence has potentially excellent permeability and therefore, deliverability. In anticipation of obtaining commercial production from the proposed Habanero Federal 14-21 well, Mountain Gas Resources has obtained BLM permission and has surveyed a pipeline right of way to the wellsite. We anticipate that the Habanero Federal 14-21 well will be completed by the end of August 2002.

In Canada through Calpine Canada, our Canadian joint venture partner, we have participated in drilling eleven exploratory wells to date in southwestern Alberta on five separate prospect areas-Beiseker, the Dalroy/Irricana block, Monarch, Carbon and Parflesh. Monarch is located near Lethbridge, while Beiseker, the Dalroy/Irricana block, Carbon and Parflesh are all located in the same general area east of Calgary, Alberta, on lands held by a common mineral owner. We have also acquired drilling rights in several other prospective areas in Canada upon which we have acquired 2D seismic data. At this time NXT's Canadian production is obtained from two wells drilled at the Beiseker block, in which we hold a 5.625% working interest. These wells were tested at a combined 7.1 Mcf/d in February 2000 and have been recently connected to pipeline.

Corporate History

We were initially incorporated in Nevada on September 27, 1994 under the name "Auric Mining Corporation". In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock. As a consequence of this reverse acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock. Prior to this transaction, we were a corporate shell conducting no active business, and NXT Energy USA was a development stage research and development enterprise holding world-wide rights to use what is now our SFD technology for hydrocarbon exploration purposes. Immediately after this transaction, we changed our name to "Pinnacle Oil International, Inc", and subsequent to that, on June 13, 2000, changed our name to "Energy Exploration Technologies".

Corporate Objective

Our corporate objective is to become an industry leader in technology-driven oil and natural gas exploration. We believe our SFD technology has the potential to provide significant competitive advantages to our joint venture partners.

Business Strategy

Our primary objective at this stage of our development is to:

  become profitable and self-sustaining through the development of our current inventory of exploration properties; and

  to continue to statistically demonstrate and prove-out the efficacy of our SFD technology through the drill-bit on an appropriate number of representative prospects.

We believe that only by proving our SFD technology to oil and natural gas industry explorationists will we be able to achieve the industry market acceptance, and resultant access to the additional capital to fund the exploration, land acquisition and drilling efforts that will be necessary to fully exploit the commercial potential of our SFD technology.

Summarized Exploration Information

Summary Of Acquisition And Drilling Costs

Summarized below are the oil and natural gas property costs we capitalized for our twelve-month periods ended and as of December 31, 2001 and 2000:

	Twelve Months Ended December 31		As of December 31
	2001	2000	2001	2000

Acquisition costs	$ 573,479	$ 58,377	$ 1,036,441	$ 462,962
Exploration costs	2,813,401	2,827,102	6,011,077	3,197,676
Development costs	55,553	-	55,553	-
	----------------	----------------	----------------	----------------
Oil and natural gas properties	3,442,433	2,885,479	7,103,071	3,660,638
Less impairment	(1,616,587)	(499,830)	(2,116,417)	(499,830)
Less dispositions	(69,096)	-	(69,096)	-
	----------------	----------------	----------------	----------------
Net oil and natural gas properties	$ 1,756,750	$ 2,385,649	$ 4,917,558	$ 3,160,808
	===========	===========	===========	===========

Net oil and natural gas property costs are comprised of $2,144,706 ($nil in 2000) of proved property costs and $2,772,852 (2000 - $3,160,808) of unproved property costs. The unproved property costs as at December 31, 2001 consist of the following by year incurred:

	Twelve Months Ended December 31,			As of December 31
	2001	2000	1999	2001

Acquisition costs	$ 561,615	$ 25,654	$ 243,899	$ 831,168
Exploration costs	1,875,769	65,915	-	1,941,684
	----------------	----------------	----------------	-----------------
Unproved property costs	$ 2,437,384	$ 91,569	$ 243,899	$ 2,772,852
	===========	===========	===========	===========

Since all of our oil and natural gas properties as of December 31, 2001 were either not yet producing or still in the drilling stage, we did not record any depletion to date for these properties.

Summary Of Drilling Results

Summarized below are our drilling results relative to natural gas or oil wells in which we have participated in drilling to date.

			Wells Shut-In Pending		Wells Abandoned Because
	Total Wells Drilled In Period(1)	Wells Placed In Commercial Production	Connection To Pipeline	Further Development Decisions	Dry Or Non-Com- mercial	Junked For Mechanical Reasons
(Gross Wells / Net Wells)
Fiscal 2001:
United States	2 / 0.46	-	1 / 0.23	-	1 / 0.23	-
Canada	3 / 0.17	-	2 / 0.11	-	1 / 0.06	-
	----------------	----------------	----------------	----------------	----------------	----------------
Total	5 / 0.63	-	3 / 0.34	-	2 / 0.29	-
	----------------	----------------	----------------	----------------	----------------	----------------
Fiscal 2000:
United States	4 / 0.69	-	2 / 0.39	1 / 0.15	-	1 / 0.15
Canada	8 / 1.16	-	2 / 0.23	3 / 0.48	3 / 0.45	-
	----------------	----------------	----------------	----------------	----------------	----------------
Total	12 / 1.85	-	4 / 0.62	4 / 0.63	3 / 0.45	1 / 0.15
	----------------	----------------	----------------	----------------	----------------	----------------
Fiscal 1999:
United States	3 / 0.34	-	2 / 0.23	1 / 0.11	-	-
Canada	-	-	-	-	-	-
	----------------	----------------	----------------	----------------	----------------	----------------
Total	3 / 0.34	-	2 / 0.23	1 / 0.11	-	-
	----------------	----------------	----------------	----------------	----------------	----------------
Cumulative to date	20 / 2.82	-	9 / 1.19	5 / 0.74	5 / 0.74	1 / 0.15
	===========	===========	===========	===========	===========	===========
  Based on rig release dates.

Summary Of Proved Reserves

Summarized below are our proved reserves and the present value of the future net revenues (revenues less production and development cost) attributable to those reserves (before income taxes) as of December 31, 2001, as estimated by Dobson Resource Management Ltd., an independent engineering firm.

	Proved Developed Reserves	Proved Undeveloped Reserves	Total Proved Reserves
Natural Gas (Mcf):
United States	-	2,086,000	2,086,000
Canada	-	507,000	507,000
	----------------	----------------	----------------
Total	-	2,593,000	2,593,000
	===========	===========	===========
Oil and Condensate (Bbls):
United States	-	40,000	40,000
Canada	-	2,000	2,000
	----------------	----------------	----------------
Total	-	42,000	42,000
	===========	===========	===========
Future net revenue, before income taxes:
United States	-	3,043,000	3,043,000
Canada	-	627,000	627,000
	----------------	----------------	----------------
Total	-	3,670,000	3,670,000
	===========	===========	===========
Present value of future net revenue, before income taxes:
United States	-	2,009,000	2,009,000
Canada	-	369,000	369,000
	----------------	----------------	----------------
Total	-	2,378,000	2,378,000
	===========	===========	===========

Summary Of Acreage

Summarized below is the acreage of land holdings in which NXT holds either a direct working interest under its joint venture agreements, or has a right to acquire a working interest under its joint venture agreements, divided between properties that are proved and are unproved.

	Proved		Unproved
Interest (geographical area)	Gross Acres	Net Acres	Gross Acres	Net Acres
Wyoming (1)	640	99	64,640	8,604
North Dakota	320	54	12,960	4,413
Alberta	3,676	742	13,112	4,184
British Columbia	-	-	281	56
	----------	----------	----------	----------
Total	4,636	895	90,993	17,257
	=======	=======	=======	=======
  NXT has a right to acquire a working interest through equalization in up to 23,360 and 5,840 additional gross and net acres, respectively, in Wyoming under the joint venture agreement with CamWest.

Description Of Exploration Properties And Programs

Williston Basin, North Dakota, United States

In the United States through CamWest, our U.S. joint venture partner, we hold between a 16.875% and 22.5% working interest in this 7,680 acre prospect located in Billings County, North Dakota. This prospect was initially identified by NXT in 1998 using our SFD technology, and subsequently developed by CamWest based upon a 3D seismic program it conducted in late 2000. At this prospect we have participated in drilling two 13,000-foot exploratory wells targeting two adjacent Red River (Ordovician aged) features for natural gas and condensate reserves. The first well, the Beta Race 14-5, tested oil and water in October 2001. Analysis of the well logs, however, indicated a thicker than anticipated water leg in the Red River, and the well was plugged and abandoned as non-commercial. A follow-up well, the Beta Race 22-6, was drilled in winter 2001 and proved to be a commercial natural gas discovery in January 2002. Initial flow rates for the Beta Race 22-6 well yielded natural gas at 4.1 Mmcf/d and condensate of approximately 100 Bbls/d at the maximum capacity of the surface test equipment. Our reserve report as of December 31, 2001 ascribed a total of 1,258 Mmcfe in net proved undeveloped oil and gas reserves to the Beta Race 22-6 well, consisting of 1,078 Mmcf in natural gas reserves and 30 Mboe of oil and condensate reserves. We have invested approximately $876,493 to date in acquiring drilling rights and seismic data, and participating in exploratory drilling activities, on this prospect.

CamWest is in the process of connecting this well to pipeline, and we anticipate production will commence by the end of April 2002. Due to the limited diameter and operating pressures of the local gas gathering system, we anticipate that production will be constrained at approximately 3 Mmcfe/d. We are currently reviewing 3-D mapping utilizing new downhole data to determine whether follow-up wells can be drilled on the Ice Caves feature.

Green River Basin, Wyoming, United States

In the United States through CamWest, our U.S. joint venture partner, we have participated in drilling exploratory wells in three exploration blocks in the Green River basin to date, the Poblano/Juel Spring block, the Gold Coast prospect and the Leucite Hills South prospect, and intend to drill an exploratory well in a fourth exploration block, Antelope Tail, in June 2002. We also hold rights to or interests in several other exploration blocks in the Green River basin through our joint venture with CamWest. The Green River basin is currently the most active natural gas exploration area in the United States and NXT holds, through CamWest, working interests in approximately 65,280 gross acres in that basin, plus the right to acquire working interests in an additional 23,360 gross acres. We have invested approximately $4,120,538 to date in acquiring drilling rights and seismic, and participating in exploratory drilling activities, in this basin, including $975,000 we have set aside for the proposed Antelope Tail well.

  Poblano/Juel Spring-Through NXT Energy USA, we hold a combination 5.625% to 22.5% overall working interest and a 2.49% net overriding royalty interest on the Poblano/Juel Spring exploration block. This exploration block consists of two contiguous ten square mile prospects in Sublette County, Wyoming. We targeted this area based on our identification through SFD surveys of what we believed to be stratigraphically-trapped over-pressured gas accumulations. CamWest subsequently acquired interests in each of these blocks, and then negotiated a global agreement with all mineral holders whereby it acquired an overall 75% interest in the Poblano portion of the block, our principal target, in return for a reduced 25% overall interest in the Juel Spring portion of the block. Without the benefit of seismic, CamWest thereafter spudded three deep wells (approximately 12,500 feet) on the Poblano portion of the exploration block-the Poblano 1-28 well in October 1999, the Poblano 9-27 well in March 2000, and the Poblano 7-33 well in May 2000. A third party operator spudded a fourth deep well in October 1999 on the Juel Spring portion of the exploration block-the Juel Spring 3-2 well. CamWest subsequently acquired the third party operator's mineral rights to a portion of the Juel Spring prospect.

  All four wells drilled in the Poblano/Juel Spring exploration block encountered over-pressured gas sands in the Mesa Verde formation that have very low permeability. The pressure gradients at our three Poblano wells appear to be higher than normally encountered in the area. In addition, the Juel Spring 3-2 well also encountered higher than normal pressure gradients. Two of the four wells, the Poblano 1-28 and Juel Spring 3-2, were subsequently cased and completed as natural gas producers. CamWest then shut-in these wells, along with the Poblano 9-27 and 7-33 wells which were cased but not completed, pending completion of the 3D seismic program and the construction of a fifteen mile pipeline as discussed below.

  In late autumn 2000, CamWest sponsored a 144 square mile 3D seismic program for the purpose of delineating fault and fracture patterns developed in Poblano's gas-charged reservoirs, as well as information regarding several other SFD prospects in the surrounding area. This program was completed in early 2001 with satisfactory results leading to, among other things, the delineation and acquisition of the adjoining Antelope Tail prospect discussed below.

  In late 2001, CamWest reached agreement with Mountain Gas Resources to construct a fifteen mile pipeline that would connect the Poblano 1-28 well as well as the recompleted Bull Draw wells and the Antelope Tail exploratory test described below to the Jonah gathering system. The Poblano 1-28 well was connected to this pipeline in March 2002, and is currently testing segregated zones in the Mesa Verde. We anticipate the Juel Spring 3-2 well will be connected to this pipeline later this year. Decisions relative to completing the Poblano 9-27 and 7-33 wells and connecting them into Mountain Gas Resources' pipeline will not be made for several months pending a number of developments, including an evaluation of sustained production at the Poblano 1-28 well and natural gas price trends. Our reserve report as of December 31, 2001 ascribed a total of 983 Mmcfe in net proved undeveloped oil and gas reserves to these four wells, consisting of 923 Mmcf in natural gas reserves and 10 Mboe of oil and condensate reserves.

  The Poblano/Juel Spring exploration block contains a five section block on its northern border which we refer to as Bull Draw. We acquired our rights to this block as part of the global acquisition by CamWest of its interest in the Poblano/Juel Spring blocks in 1999. Although we have not drilled any exploration wells on this block to date, a natural gas well (Bull Draw 3-11) was drilled and completed in the Lance formation by a third party operator in 1994, and then shut-in after unsatisfactory production testing. As part of the agreement under which CamWest acquired our interest in the Antelope Tail prospect, a third party operator agreed, at his sole cost, to recomplete the Bull Draw 3-11 well in several zones in the Lance formation using more advanced fracing techniques. The operator has since completed these recompletion activities and is currently tying the Bull Draw well into Mountain Gas Resources' pipeline. If this well proves commercial, NXT will have the right to participate in any step-out or development wells in the Bull Draw block. The results of the recompletion activities and natural gas flows will also provide valuable information for the overall development of the Poblano/Juel Spring block.

  Antelope Tail- Through NXT Energy USA, we hold a 16.875% working interest (after total depth) in our Antelope Tail prospect as a result of elections we have made under our joint venture agreement with CamWest. The Antelope Tail prospect, which lies on the southern portion of the Pinedale anticline adjoining our Poblano/Juel Spring block to the northeast, consists of a 3,360 acre exploration block in Sublette County, Wyoming.

  We originally focused on the Pinedale anticline area during the winter of 1998 and in March 1999 while we were conducting SFD surveys over the nearby Poblano area. As part of these survey activities, we conducted a number of SFD surveys over the Pinedale anticline and found this area to be highly prospective. However, since other operators already held major presence in this area, the decision was made to focus our initial exploration efforts on the Poblano block as it was less tightly held. As previously discussed, CamWest subsequently conducted a 144 square mile 3D seismic program over the Poblano exploration block and adjoining areas, including the southern portion of the Pinedale anticline. This 3D seismic program identified the Antelope Tail prospect and NXT conducted additional SFD surveys to delineate the area of interest. CamWest then acquired drilling rights to the Antelope Tail prospect.

  CamWest anticipates that it will shortly receive a drilling permit to spud a 13,000 foot exploratory well on this prospect in June 2002, targeting both the Lance and Mesaverde formations. A second exploratory well is also planned for this prospect under our current drilling program. Drilling approval for this first well has been delayed since summer 2001 by the BLM for a number of reasons, including environmental issues relating to food sources for black-footed ferrets. This well, Habanero Federal 14-21, is scheduled to be spudded by CamWest in June 2002. The Antelope Tail feature is a complex anticlinal culmination that involves the entire Lance and Mesa Verde formations. The feature has been imaged with proprietary 3D seismic that was acquired and processed in early 2001. Detailed seismic analysis indicates that the Lance and Mesa Verde reservoir rocks are extensively fractured. In anticipation of obtaining commercial production from the proposed Habanero Federal 14-21 well, Mountain Gas Resources has obtained BLM permission and have surveyed a pipeline right of way to the wellsite. We anticipate that the Habanero Federal 14-21 well will be completed by the end of August 2002.

    Gold Coast-Through NXT Energy USA, we hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest on the overall exploration block. The Gold Coast prospect consists of a 44,800-acre exploration block located in Sweetwater County, Wyoming. We acquired our interest through elections we made under our joint venture agreement with CamWest after conducting SFD surveys over the prospective area. CamWest has since drilled two deep wells to date at this prospect. The first well, spudded in May 2000, encountered a thick gas and condensate saturated sand section in the intermediate Rock Springs section that sustained a 25-foot gas flare at surface during drilling operations. CamWest was forced to junk and abandon this well without drilling to the deeper formation after the intermediate casing collapsed, allegedly due to manufacturing defects.

    A replacement well selected by the operator which was then spudded in September 2000 one-half mile to the east of the original test well did not encounter the quality of sand and natural gas shows encountered in the Rock Springs in the initial well. The second well proved to delineate the easterly zero edge of the Rock Springs gas bearing sands. In-house mapping suggests that this accumulation blossoms to the west of our first well onto CamWest/NXT controlled land. The deeper Muddy sand was also poorly developed and, despite gas shows from fractured intervals, this well has been suspended. The evaluation of these drilling results and determination of future development activities is pending a number of considerations, including further seismic delineation of the area and the release of adjacent lands for drilling as the result of a pending environmental assessment by the BLM. As a matter of interest, Shell Oil and Wolverine Gas and Oil have licensed and drilled several gas tests immediately to the northwest of the Gold Coast prospect. The Shell Pacific Creek well is currently in the completion evaluation stage, with results being held in confidence.

    Leucite Hills South-Through NXT Energy USA, we hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in our Leucite Hills South prospect, located in Sweetwater County, Wyoming. We obtained our interest as a result of participation on a working interest basis with CamWest in drilling an exploration well on this prospect. In order to acquire drilling rights for this prospect and to earn the right to drill our most prospective location, the owner of the mineral rights required CamWest to farm-in on a test well to be drilled by the owner as operator in a location approximately one mile to the south of our recommended SFD prospect. This well was spudded in September 1999 and cased as a natural gas well. We have not ascertained the potential estimated or proven reserves of this well to date, and will not be able to do so until the well is connected to a pipeline and production tested. The operator will tie the well into a gathering system when additional area production warrants. No additional exploratory or step-out wells have been scheduled for drilling at this location to date.

    Since the drilling of the first test well, the operator has attempted to obtain a permit to drill a vertical test well on our recommended SFD prospect. However, the BLM has declined to grant the permit due to rugged surface geography. The operator continues to negotiate with the BLM with respect to this matter. If the BLM does not ultimately approve a vertical well, the operator would most likely have to drill a more expensive directional well to access the area.

  We also hold prospective rights to acquire working interests in a number of other tendered prospect in the Green River basin in which CamWest has acquired land positions, including Alkali Creek South and Stage Coach Draw North.

  Set forth below is a map showing the location of our Poblano (including Juel Spring directly to the south), Antelope Tail, Gold Coast and Leucite Hills prospects in the Green River basin:

  [MAP]

  Southwestern Alberta, Canada

  Beiseker Block- We hold through NXT Energy Canada a 5.625% working interest in two 1,800 meter Pekisko natural gas wells drilled by Calpine Canada on this 1,920 acre block located in the Irricana area of southwestern Alberta. NXT highly recommended the Beiseker block after the completion of SFD surveys in May and June 1999. The Beiseker 8-32 exploratory test well was originally spudded in spring 2001, and recompleted as a 2.4 Mmcf/d horizontal offset test in January 2002. The Beiseker 6-33 horizontal offset well was spudded in August 2001 and tested in September 2001 at 4.7 Mmcf/d with wellhead flow pressures in excess of 1,000 pounds. Production from these wells commenced in March 2002, with net production to NXT of approximately 400 Mcf/d. Our reserve report as of December 31, 2001 ascribed a total of 400 Mmcfe in net proved undeveloped oil and gas reserves to these two wells, consisting of 388 Mmcf in natural gas reserves and 2 Mboe of oil and condensate reserves.

  Dalroy/Irricana Block-Through NXT Energy Canada we hold working interests ranging from varying 3.3% to 22.5% in five 2,400 meter wells Calpine Canada has drilled on this 7,000 acre exploration block located in the Irricana area of southwestern Alberta contiguous with our Beiseker block. All five wells were drilled with the assistance of geological mapping together with high-resolution 2D and 3D seismic and extensive geophysical modeling of the Crossfield reservoir. Although four of the five drilled were relatively low ranked SFD anomalies, Calpine Canada decided to proceed based upon seismic date in order to test whether our SFD technology and seismic could image the stratigraphically-trapped Crossfield member of the Wabamun formation.

  All five wells encountered shallow gas formations that were excluded from our earnings under the terms of the farm-in agreement with the mineral rights holder. Three of the wells, including two horizontal wells, were cased for potential gas production from the Crossfield zone and suspended pending further completion activity by Calpine Canada. The fourth well intercepted a usually productive Basal Quartz channel; however, the channel was found to be shale-filled and the well was abandoned after examining the initial well data. The fifth well encountered non-commercial gas and was abandoned.

  Monarch-Under our joint venture agreement with Calpine Canada, we hold through NXT Energy Canada a combination 22.5% overall working interest and 3.1% overall net overriding royalty interest on lands acquired by Calpine Canada in this 3,723 acre exploration block located in the Kehoe area of southwestern Alberta. This play focuses on the 3,300 foot deep Bow Island formation, a widespread zone that extends south from the Monarch area to the U.S. border as demonstrated by recent drilling activity. Lower Mannville Sunburst sands are also present in this area and have proven to be attractive gas bearing reservoirs. This prospect was highly recommended to Calpine Canada as a deep anomaly. Subsequently, seismic evaluation confirmed the existence of a deep well-developed Devonian aged structure, however, Calpine Canada elected to test only the shallower Bow Island formation, citing that none of the Devonian aged reservoirs were productive in the area. Bonavista Petroleum and Devlan Energy operate gas gathering and processing facilities in the general area. Calpine Canada's Kehoe 4-20 initial exploratory well on this prospect spudded in March 2000 has been cased and completed. Our reserve report as of December 31, 2001 ascribed a total of 109 Mmcfe in net proved undeveloped reserves to this well. We are awaiting a decision by Calpine Canada regarding its future plans to either develop or sell this prospect.

  Carbon-Through NXT Energy Canada we acquired a 2.5% overall net overriding royalty interest on lands acquired by Calpine Canada in this 640 acre exploration block located in the Carbon area of southwestern Alberta under our joint venture agreement with Calpine Canada. Calpine Canada spudded the Carbon 16-31 1,970 meter gas test on this prospect in December 1999. This well was completed as a Pekisko natural gas test, and then transferred to PanCanadian which connected the well to pipeline at the end of fiscal 2001 with flow rates of 600 Mcf/d. Our reserve report as of December 31, 2001 ascribed a total of 10 Mmcfe in net proved undeveloped oil and gas reserves to this well, consisting of 10 net Mmcf in natural gas reserves.

  Parflesh-This play was selected by Calpine Canada to test a deep basement structure identified by the SFD in this exploration block located in the Parflesh area of southwestern Alberta, which 3D seismic indicated could be a thick Mississippian section. The Mississippian zone, when drilled, was determined to be impermeable, and Calpine Canada abandoned the well.

  We also hold working interest land positions in the following prospects in southern Alberta, pursuant to which we would like to pursue further development activities at some point in the future:

  Nanton-This play focuses on Swift (Jurassic aged) channel sands containing sweet natural gas at our 6,400 acre Nanton prospect in southern Alberta. These fairly tight and deep (~2700m) sands map as linear shoestring channels with a SW - NE orientation, and are visible seismically as erosional events on the underlying Rierdon surface. Although we have acquired 2D seismic data on this prospect, we need to acquire 3D seismic data in order to more precisely determine the morphology of the Jurassic channels and to best locate drill sites. The SFD primarily identified Nanton as a deep structure. There also appear to be channel developments, similar to the Hooker gas fields to the immediate north-east. Compton Energy and ExxonMobil have been active drillers in this play with a number of completed wells to date. Recent offsetting drill activity has resulted in the establishment of extensive large diameter pipeline infrastructure with compression necessary to meet Nova line pressure. Our objective is to acquire a 3D seismic program on this prospect and, if warranted, to drill two exploratory wells.

  Princess-We currently own the Mannville and deeper rights to 512 acres in the Princess area. We have targeted a Lower Mannville channel oil play that is similar to other producing pools in the Princess-Tide Lake area. In addition, several other producing zones including the oil-bearing Pekisko and gas producing Mannville zones are present in this locale. These lands were originally acquired through Calpine Canada to conduct Nisku gas exploration, and our efforts to acquire additional seismic data to further our deep activities in this area are ongoing. There are extensive natural gas gathering systems close by to this prospect operated by CNR, Devon, and PCP. We currently hold a 22.5% working interest in this prospect through Calpine Canada, which at this date does not plan to proceed with further exploratory activities. Our objective is to drill a test well.

  Reagan-Our primary target at this 1,024 acre prospect are Bow Island-Baron's sands which have produced from the 1-20w4 Reagan pool since the early 1980s. These shallow gas sands are pervasive in the area, draped over underlying structural features and are also trapped stratigraphically. These sands are relatively tight and therefore do not have high deliverabilities, but may be candidates for reduced spacing from the current 640 acre pattern. Pancanadian operates the local gas gathering system in the area and would be the only means of transporting gas at this time. We currently hold a 22.5% working interest in this prospect.

  Fincastle-This prospect targets Jurassic Sawtooth sands in the Taber area, which we believe to be pervasive and very porous. Hydrocarbons can be trapped in these reservoirs through a favorable combination of structure and stratigraphy. The Fincastle Sawtooth play is geophysically confirmed as a Mississippian-Upper Cretaceous structure over which the Sawtooth and Bow Island sands drape. Lower Cretaceous channels have further enhanced the Sawtooth trap by providing thick lateral shale seals. The Fincastle prospect is within five miles of the Town of Taber. Two gas systems, one operated by Enermark Resources and the other operated by Magrath Energy, cross the prospect lands. We currently hold a 50% working interest in this prospect. We would like to conduct a 2D seismic program and drill an exploratory well at this prospect.

  Set forth below is a map showing the relative locations of our Beiseker, Nanton, Monarch, Princess, Reagan, Esther and Fincastle exploration areas in southern Alberta:

  [MAP]

  Future Exploration And Drilling Programs

  In the United States, we anticipate that our future activities with CamWest under that joint venture will, due to the large number of actual or prospective prospects involved under our joint venture agreement and the matter of the large capital expenditures required to develop these prospects, be focused on the development of these prospects or disposition of those interests as opposed to conducting exploratory activities in entirely new areas. In potential order of priority, we would expect the joint venture to focus on:

    drilling two exploratory wells on the Antelope Tail prospect and, if warranted by drilling results, conducting follow-up development drilling activities on this prospect;

    drilling additional development wells on the Poblano/Juel Spring block to the extent warranted by production results and natural gas prices, and conducting 3-D seismic programs and follow-up exploratory drilling and development activities on our Gold Coast and Alkali Creek South prospects.

  It should be noted that each of the projects described above will potentially require substantial capital outlays in the tens of millions of dollars by the joint venture, and that a significant portion of our management's time will be devoted to ensuring our continued ability to participate in these projects, including funding our working interest obligations. By way of example, if the initial Antelope Tail test wells are commercial, CamWest and NXT could potentially drill up to fourteen additional wells on this prospect based upon spacing consideration. The anticipated overall cost to drill and complete the first nine wells alone, (which would be the initial project), would be approximately $37.8 million, while NXT's anticipated net cost to participate is approximately $6.38 million. Exploration and development projects at Poblano/Juel Spring, Gold Coast and Alkali Creek South would be of equal or greater size.

  Our exploration efforts in Canada have also been recently reduced as the result of a corporate reorganization that Calpine Canada initiated in late 2001 under the auspices of its U.S. parent corporation. Specifically, during 2001 we had conducted a number of promising investigatory SFD surveys in the Ladyfern and South Adset areas of northeastern British Columbia with Calpine Canada, and had reached tentative agreement with Calpine Canada's senior exploration management team to engage in a broad-based exploration program in these areas in fiscal 2002. In view of this plan we entered into an agreement with a Canadian investment banker in late 2001 to procure project financing on a flow-through share basis. Unfortunately, Calpine Canada's U.S. parent corporation initiated a corporate reorganization and re-evaluation of Calpine Canada's business plan immediately prior to final approval of the transaction. During that process Calpine Canada's senior exploration management team with whom we worked left the company, and we believe it is likely that Calpine Canada will no longer engage in exploration activities with NXT other than the development or disposition of existing prospects.

  Based upon the above developments with both CamWest and Calpine Canada as well as our current financial condition and obligations, our exploratory efforts will be significantly reduced in the short-term while we focus on completing and financing continued drilling and development activities in the Green River basin. While we plan to conduct further SFD survey and exploration activities in both the United States and Canada, and have entered into discussions with several prospective partners regarding prospective activities, we are currently limited by fiscal constraints from immediately proceeding with these activities and intend to defer these decisions until the end of fiscal 2002 pending increased revenues from the Antelope Tail project or other sources of revenue or capital. Ultimately our ability to finance continued exploration as well as to develop current projects will be subject to our ability to raise sufficient capital to cover our project expenses and ongoing operating costs through a combination of financing, joint venture participation and revenues. For further information regarding these capital constraints see that section of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements Going Forward".

  Analysis Of SFD Survey Results To Date

  The results of our drilling efforts to date have been mixed. These limited results appear to validate the effectiveness of our SFD technology insofar as most of the wells drilled have encountered hydrocarbon bearing formations, although the utility of these results in empirically validating the SFD are complicated by a number of factors. The following factors have impacted our drilling results:

    a number of drilled and cased wells have not yet been tied into gas pipelines;

    a number of drilled wells were not completed, due to cost and distance factors;

    a number of prospects in this locale have not been developed due to environmental considerations;

    a number of our drilling efforts have encountered zones in shallower horizons which NXT was excluded from participation pursuant to the terms of underlying drilling contracts entered into by our joint venture partner;

    the volatility of oil and natural gas prices with the drop and then the rise in oil and natural gas prices experienced over the last few years has affected our ability and our joint venture partners' ability to justify the economics of drilling activity;

    our lack of control over the areas to be explored, drilling location, which drilled wells to complete and tie-in, as these decisions are made by our joint venture partners based upon geological, geophysical and economic considerations important to them that are not necessarily coincident with our primary objective to test our SFD technology through drilling test wells; and

    the expensive, time-consuming, complicated and risky process of exploration and drilling.

  The unique nature of our SFD technology has caused our joint venture partners, who are responsible for contributing the bulk of funds for the exploration, land acquisition and drilling operations under our joint venture agreements, to be cautious in testing the technology through drilling.

  Objectives

  We now believe that the most effective strategy to attain our primary objective in proving our SFD technology is twofold, as follows:

    first, in order to continue to prove our technology through the drill bit, NXT will:

      continue to acquire and develop prospects on a joint working interest basis with our joint venture partners in the same manner as we have previously done, and concurrently with developing projects under our joint venture agreements, take the lead in selected circumstances in controlling the direction and timing of the exploration, land acquisition and development process in order to accelerate the proving-out process; and

    second, focus on developing detailed empirical and statistical databases of SFD survey results in order to identify trends and performance criteria and to otherwise qualify the interpretation process, which will afford both present and prospective joint venture or drilling partners with more objective empirical information on the operational abilities of our SFD technology.

  By taking control of the exploration, land acquisition and development process under selected circumstances as discussed above, NXT will attempt to ensure that the following objectives are appropriately addressed:

    focus our drilling efforts on areas we believe represent true and unambiguous tests of our SFD technology;

    test the SFD technology in an appropriate number of varying geological conditions in order to ascertain its effectiveness in different settings;

    concentrate, at least in the short term, on the type of prospects that can easily be imaged with conventional seismic data in order to ensure that we have a high degree of confidence in our drill sites;

    expeditiously pursue seismic, land acquisition and drilling operations to prove prospects when we believe the circumstances to be warranted;

    focus our exploration efforts on areas we believe prospectively contain subsurface structures and other features indicative of large hydrocarbon accumulations which our SFD technology has previously located;

    avoid exploration areas where we cannot acquire all prospective zones as our SFD technology cannot determine the depth of subsurface reservoirs or other potential hydrocarbon-bearing features with a sufficient degree of accuracy; and

    avoid exploration areas with inherent technical difficulties of a nature our SFD technology cannot currently satisfactorily address, as our SFD technology cannot to date determine whether reservoirs containing SFD identified prospects have sufficient porosity and permeability to enable any hydrocarbon accumulations to be extracted in commercial quantities.

  We believe the only practical way for NXT to further demonstrate our SFD technology to achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to account for a variety of different geological conditions and statistically prove the efficacy of our SFD technology (to date we have participated in only seven prospects, although nineteen wells have been drilled on those prospects). Since costs to acquire ancillary seismic data, to acquire drilling rights, to drill, case and complete wells, and to tie them into sales or gathering systems are very expensive and can easily exceed $1 million per well (indeed, total drilling and completion costs alone on our Wyoming prospects range from $1.25 million to up to $4 million), the overall cost to prove our SFD technology over at least 30 prospects will be fairly high and will require significant capital resources, particularly if NXT (as opposed to our joint venture or other drilling partners) is required to bear a significant portion or all of these costs. You should read those sections of this annual report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Liquidity And Capital Resources" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements Going Forward", for further information relating to NXT's current capital resources and funds we will require in order to facilitate our pending drilling programs and operations.

  What Is Our SFD Technology

  Our SFD technology allows us to measure variations in energy fields which we believe to be related to 'stressed' subsurface structures and hydrocarbon accumulations. By analyzing these field patterns, we are able to determine the probability of locating commercially viable deposits.

  Subsurface mechanical stresses are caused by forces that disrupt the stress and pressure equilibrium in buried strata. Sedimentary basins consisting of relatively undisturbed flat-lying or gently dipping sediments or sedimentary rock generally maintain a balanced pressure equilibrium and therefore exhibit low constant stress. Where the sedimentary package is compressed, folded, faulted, or fractured, a balanced mechanical equilibrium is not maintained. In other areas where the regional strata is characterized by non-uniform geologic layering, there appear to be exhibited higher residual stress than the encompassing regional strata.

  Subsurface hydraulic stresses are caused by the presence of fluids (liquids and gases), such as water, oil and natural gas, within the strata and, more particularly, the inherent and directional pressures resulting from the relative buoyancy of the fluids. Oil and gas will percolate upwards through the strata by way of fractures or permeable strata until they either reach the surface or are stopped or trapped by a non-porous barrier, in which case they will continue to exert pressure against the trapping barrier.

  While the response of our SFD technology to known structurally trapped accumulations is more readily demonstrated, responses to stratigraphically trapped accumulations has led us to infer that a hydraulic component of stress exists in certain trapping conditions. As a consequence, our SFD technology has practical applications as an oil and natural gas finding tool.

  The exact nature of the energy fields the SFD technology acquires or measures are unknown. The two known energy sources to which the SFD may respond are electromagnetic fields (i.e., of an electric, magnetic or electromagnetic character) and gravitational fields. For the reasons explained below, we believe that the energy fields we are measuring are both non-electromagnetic and non-gravitational in character.

    Our belief with respect to the issue of electromagnetic fields is based upon both our laboratory tests and field operations. Specifically, we have determined that when the SFD encounters changing natural or artificially-created electromagnetic fields, it does not appear to respond to the resulting changes in energy levels. As a consequence of this lack of response, we believe that the energy fields measured are non-electromagnetic by nature.

    Our belief with respect to the issue of gravitational fields is based upon observations we have made while conducting aircraft field operations. Specifically, while conducting aerial surveys, the SFD is subjected to changes in horizontal and vertical acceleration arising from turbulence that exceed, by significant orders of magnitude, the changes in acceleration forces attributable to naturally occurring gravity. Since the SFD does not appear to respond to these horizontal and vertical acceleration forces, it follows that it is not affected by the lesser forces of acceleration associated with gravity. As a consequence of this lack of response, we believe that the energy fields measured are non-gravitational by nature.

  Taking these observations together in trying to understand the nature of the phenomenon we are measuring, we theorize that the energy fields measured or acquired by our SFD technology are related to subsurface stresses produced by geological deformations and the energy detection occurs on a quantum mechanical level. Specifically, we hypothesize that the principal component of our SFD technology, which we refer to as the SFD sensor, is a passive transducer that creates and maintains a stress-related non-electromagnetic and non-gravitational energy field. We further hypothesize that this energy field interacts with stress-related non-electromagnetic and non-gravitational energy fields associated with subsurface conditions as we fly over them.

  Our testing and development of the SFD technology to date has been almost entirely focused on an applied basis toward the identification of hydrocarbon related subsurface conditions including, in 1996 and 1997, observations of the process by independent geologists. Although we have conducted limited internal scientific tests on aspects of our technology, such as its response to electro-magnetic energy sources, we have not scientifically proven our hypothesis relating to the existence of stress fields nor has such proof been generated or accepted by the scientific community. Our principal mandate for the use of our limited resources to date has been to statistically prove-out the efficacy of our SFD technology on an applied commercial basis. At this time, we do not plan to conduct more comprehensive scientific evaluations, including through independent scientists or laboratories, until such time as we have sufficient commercial success and resources to enable us to fund those efforts.

  Operational Practices In Conducting SFD Surveys

  How Does Our SFD Technology Interact With Subsurface Stress Fields

  As we fly our SFD technology over an exploration area, the SFD sensors interact with the varying stress fields that are generated by and within the subsurface strata. Our SFD technology interacts with these dynamic energy patterns and converts them into electrical digital signals which we record and later interpret using known geologic phenomena and oil and natural gas accumulations as analogies.

  What Is Our SFD Survey System

  Our SFD technology is comprised of the following components, which we collectively refer to as our SFD survey system, used for the following functions:

    Stress Field Detector-the stress field detector or SFD is a unit which houses the SFD sensor, the principal component of our technology. As discussed above, the SFD sensor is a passive transducer which interacts with energy fields created by subsurface stresses as our aircraft overflies those areas and registers that interaction in the form of digital electronic signals. When NXT conducts SFD surveys, we use an SFD array incorporating eight interchangeable SFD sensors, which allows us to collect eight sets of SFD signals. The ability to collect data from multiple SFD sensors is important for several reasons. First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights. Second, we use different SFD sensor designs which allows us to collect different qualitative information. For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults. Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted by a number of factors, including turbulence, the turning motion and angle of the aircraft, signal saturation or over-load, and in some cases the age of a given sensor.

    All SFD sensors and the SFD unit and housing into which they are incorporated and contained are custom designed, fabricated and assembled in-house by our research and development team. Our research and development team is constantly experimenting with new configurations and materials in order to improve SFD sensor performance and reliability.

    Data Acquisition System-used in conjunction with the SFD array on surveys, our data acquisition system is a compact, portable computer system which concurrently acquires the eight electronic digital signals from the SFD array in two different data formats per sensor or sixteen signal sets in total, marks each of the signal sets with their geographic location using global positioning satellite or "GPS" coordinates, and then stores this information for subsequent processing and interpretation at our home base. The principal characteristics of this computer system (in addition to compactness and portability) are:

      durability and reliability while on field mission and in turbulent flying conditions; and

      ability to process and store large amounts of data on interchangeable hard drives (we collect approximately sixteen gigabytes of information per three hour survey flight).

    Data Processing and Interpretation Systems-once returned to our home base, the SFD data collected is processed and converted into a format that can be used by our interpretive staff. Each of the eight sets of collected digital electronic signals is converted into two separate data sets using different formats, or a total of sixteen sets in total. The entire process requires approximately three hours of time and sixteen gigabytes of storage. All processing is performed by NXT staff using NXT's in-house computer work stations and processing software which has been developed over the past four years. Once the SFD data has been processed, our geological and geophysical staff review the data, plot the flight lines, and produce computer-generated base maps using NXT's in-house computer work stations, processing software and industry standard mapping software and databases.

  How Do We Acquire SFD Data

  In operational practice, our SFD survey system is flown in our survey aircraft over pre-selected exploration areas at varying altitudes and from different directions. The SFD sensors interact with the constantly changing stress fields and a multitude of registered responses are recorded in the form of digital electronic signals resembling waveforms, referred to as SFD signals. Our proprietary data acquisition system acquires and records these signals and marks their geographic location with global positioning satellites. These integrated signals are now referred to as SFD data. The SFD signals are also displayed in real time on board our survey aircraft, which allows our on-board technical crew to immediately identify areas of particular interest for further investigation.

  How Do We Interpret SFD Data

  Once SFD datasets acquired from our airborne survey operations are returned to our home offices, our geological and geophysical interpretive staff process the data, plot the flight lines, and produce computer-generated base maps. We then commence the following screening and interpretation process:

  First, we screen the SFD data for anomalous signals on the flight line, which we refer to as SFD anomalies. These SFD anomalies include signals from both unknown or non-producing areas that we survey as well as signals obtained over known oil and natural gas pool crossings.

  Our geological team then puts each identified SFD anomaly into subsurface context using our in-house geological database. The SFD anomaly may then become a SFD lead should the signals of the SFD anomaly appear to coincide in proper geologic context. In other words we answer the question, "does the anomaly make sense where it appears in the sedimentary basin?". Where we have sufficiently qualified an SFD lead with further SFD data acquired from additional surveys, we reclassify the lead as a "recommended SFD prospect" and tender it to our joint venture partner for further geological and geophysical evaluation.

  In reaching a conclusion as to the coincidence of favorable geology and SFD signals, our geological team will evaluate the following factors in the overall context of its understanding of the local geology:

    "Templating" Signals With Those Of Known Oil And Gas Accumulations

    Our geological team compares or templates the anomalous SFD signals with those of known oil and natural gas accumulations. Geologists and geophysicists constantly compare data for exploration areas to that from known producing regions that are either nearby or exhibit similar subsurface characteristics. Our process is similar in that we compare the SFD signals from our anomalies to signals we acquire from a nearby producing field or other known fields that exhibit similar patterns.

    Signal Characteristics

  The most common and reliable SFD signals are apparently related to subsurface structures, which indicate the existence of potentially seismically-identifiable conditions such as structural traps, strata types and other geologic features and characteristics that commonly trap oil and natural gas accumulations ("seismically-identifiable structures"). Our experience is that our SFD technology recognizes seismically-identifiable structural traps and other geologic features with a high degree of accuracy. However, such experience is based on limited use and must be verified through further application.

  While the rate of corroboration is fairly high, the mere existence of seismically-identifiable structures does not mean that oil and natural gas is present. Rather, it merely infers that oil and natural gas may be present, since these geologic features and characteristics represent common trapping mechanisms. Industry experience has established, for example, that the majority of seismically-identifiable structures do not trap commercial quantities of oil and natural gas.

  What Happens When We Tender Recommended SFD Prospects To Our Joint Venture Partners

  Once we tender a recommended SFD prospect to one of our joint venture partners, they conduct whatever conventional geological, geophysical and economic evaluations of the prospect they may deem prudent in making a decision to proceed with drilling. If the joint venture partner decides to drill a recommended SFD prospect, the prospect is characterized as an "accepted SFD prospect", in which case we make our elections relating to accepting an overriding royalty and/or participating in the drilling and production of the prospect through a working interest.

  How Fast Can We Acquire And Interpret SFD Data

  We conduct our SFD surveys at speeds of approximately 200 mph, and survey approximately 600 linear miles in a three-hour survey. For each survey, it takes our staff between one to two days of data processing and interpretation-including plotting flight routes, screening and analyzing anomalies, putting the anomalies in geologic context, and ranking the anomalies-to sufficiently identify and recommend the SFD prospects from that survey. The actual amount of time required is ultimately determined by the following factors:

  the number and types of SFD anomalies identified on the survey;

  the quality of the SFD data;

  the complexity of the subsurface geology under the survey route;

  the amount of available geological information; and

  the amount of SFD data available from other SFD surveys intercepting the potential prospect.

  As a consequence, we are able to record and interpret approximately 600 linear miles of SFD data acquired in one SFD survey flight over a period of only a few days at a cost of $7 to $8 per mile. By way of comparison, traditional land-based seismic crews record up to five linear miles of 2D seismic per day, depending on acquisition parameters, at a cost of approximately $5,000 to $20,000 per mile. Two or more weeks are then required to process the data, followed by several weeks for interpretation. As a result, it can take a minimum of six months to record and interpret 1,000 linear miles of new 2D seismic data, at a total cost of $5 million to $20 million. Greatly adding to these direct seismic expenses are the obvious opportunity costs of allowing aggressive competitors with similar seismic capabilities an equal chance to image oil and natural gas accumulations during the same six-month interpretation period.

  We identify approximately twenty SFD leads on average for each three-hour survey, and ultimately tender, on average, two or 10% of these leads to our joint venture partners as recommended SFD prospects for further evaluation. The SFD prospects which we tender can be pool to field-sized targets that could require two to ten wells or more to exploit depending upon the accumulation. At our current projected annual rate of six to eight survey days per month for ten months of airplane availability, we anticipate we can identify 120 to 180 recommended SFD prospects per year assuming no excessive downtime. We anticipate that we will increase our monthly flying rate at some future date as we increase our efficiencies, which would result in a corresponding increase in the number of recommended SFD prospects we identify. The actual number of these recommended SFD prospects that are accepted and ultimately drilled by our joint venture partners will, however, be dependent upon any number of competitive, geological and environmental variables.

  Longer-Term Issues That Affect The Timing Of SFD Surveys And Interpretation

  Timing delays affecting SFD surveys and interpretation are caused by perceived need for additional surveys in some instances and by factors affecting our ability to conduct additional surveys, as follows:

    we require two or more sets of data, depending upon the quality of the initial data set, to prepare a report;

    our joint venture partner may request additional SFD data to further define the prospect or the area;

    further investigation of leads outside targeted zones may be requested or advisable once the initial data is reviewed;

    staff and equipment may be committed to other projects when additional data is requested; and

    weather conditions affect our ability to fly.

  Longer-Term Issues That Affect The Timing Of Land Acquisition And Drilling

  We believe that our joint venture partners will not only be more successful in their exploratory drilling programs as a result of their utilization of our SFD technology, but also be capable of accessing superior opportunities more quickly than their competitors. However, the time it may take for a joint venture partner to get to the drilling stage of an SFD prospect can still be lengthy depending upon any number of factors, including the following:

    our joint venture partners conduct further geological and geophysical evaluations, including 2D or 3D seismic surveys where warranted, of each recommended SFD prospect to determine optimum drilling locations and potential pay zone depth;

    local seismic data may not be existent or available and seismic surveying of the recommended SFD prospect may take several months to acquire and process; and

    if our joint venture partners do not own mineral and drilling rights to a specific prospect, they must obtain these rights in order to drill, and a number of factors such as the proposed exploration area, current oil and natural gas prices, size and configuration of holdings sought and ownership of mineral rights can affect our joint venture partners' ability to obtain rights.

  Business And Geographic Segments

  We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our SFD technology either directly for our account or indirectly for our account through working interest or overriding royalty interests through our joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties. For geographical segment information, see explanatory note 17 to our consolidated financial statements included with this annual report.

  Joint Ventures

  Our United States exploration activities to date have been conducted principally through CamWest, a privately held oil and natural gas exploration company located in Denver, Colorado. CamWest is principally owned by Stephens Group, Inc., a private company headquartered in Little Rock, Arkansas, which invests primarily in energy, media, telecommunications and investment banking companies, and which has invested $8.5 million in our company through CamWest's affiliates.

  Under the terms of a Joint Exploration And Development Agreement with CamWest entered into in April 1998, NXT would survey designated areas within the United States with our SFD technology exclusively for CamWest during the four year term of the agreement, and tender them to CamWest for further geological and geophysical evaluation. If accepted by CamWest following that evaluation, then CamWest would proceed to acquire drilling rights and conduct drilling and development activities, while NXT would elect to take a royalty or working interest. As of the date of this annual report, CamWest has acquired approximately 78,560 gross acres pursuant to this arrangement, plus an additional 23,360 gross acres that NXT may acquire working interests in based upon developments. If CamWest declines to drill tendered prospects on behalf of the joint venture, they will be tendered to a limited liability company managed by CamWest, and owned 50% by us and 50% by CamWest, for joint exploitation. This limited liability company has not, to date, been established. As discussed previously, we do not concurrently anticipate renewed exploration activitives with CamWest under our joint venture agreement as we focus on developing our large acreage positions under that joint venture.

  Our Canadian exploration activities to date have been conducted principally through Calpine Canada (formerly Encal Energy Ltd.), located in Calgary, Alberta, Canada. These activities were initially governed by the terms of an Exploration and Joint Venture Agreement entered into in September 1997 and which expired on March 31, 2001. After this agreement expired, we continued to work with Calpine Canada on a one-off joint venture basis along the lines of the original agreement. As discussed previously, our joint exploration activities with Calpine Canada have been recently reduced as the result of a corporate reorganization that Calpine Canada initiated in late 2001 under the auspices of its U.S. parent corporation. We will continue to work with Calpine Canada with respect to developing or disposing of previously-acquired prospects in which we share working interests under the joint venture agreements in place.

  Competition

  Since we use our SFD technology for wide-area oil and natural gas reconnaissance exploration, our competition would generally be described as other technologies used for wide-area oil and natural gas reconnaissance exploration. The principal competitive technology in this regard is seismic, which is well accepted in the industry and has been used for over 70 years. While there are numerous industry competitors of all sizes which offer seismic services, the largest industry competitors to our knowledge are Schlumberger Limited, Compagnie Generale de Geophysique, S.A, Seitel, Inc., Veritas DGC Inc. and Petroleum Geo-Services A.S.A.

  There are also a number of other technologies used in the industry for passive wide-area oil and natural gas reconnaissance exploration, including aeromagnetic, gravity, ground or surface radar, satellite surveys, telemetrics and spectrum analyzers. However, we do not believe that any of these technologies have been accepted in the industry as a highly predictive general exploration tool.

  To our knowledge, there are no other companies in the oil and natural gas exploration industry who commercially employ any technology similar to our SFD technology.

  While the technologies noted above are competitive to ours in the sense that all are used for wide-area reconnaissance exploration, that there is no direct competition in the sense that we do not offer the use of our SFD technology to the industry on a fee-for-service basis as is ordinarily the case with respect to the providers of these other technologies. Consequentially, we do not have any customers for our SFD technology other than our two present joint venture partners.

  Employees

  NXT requires specialized skill and knowledge in the identification and evaluation of prospects and in the research, development and improvement of the SFD technology. We have obtained the necessary skill and knowledge through our current employees. As of December 31, 2001, we had 20 full-time and three part-time employees including three professional geologists, one professional geophysicist, two SFD and geological interpretive and support technicians, two professional pilots, two computer programmers, one electronics engineer, a research scientist holding a Ph.D. in micro-electronics, a project director holding degrees in mechanical and electrical engineering, a software designer holding a Ph.D. degree in geophysics, and a professional machinist. As discussed below, since December 31, 2002 we have taken steps to reduce our exploration and research and development staffs pending drilling results at our Antelope Tail prospect.

  Research and Development

  Our research and development activities to date have focused on developing, improving and testing our SFD survey system and related components. Our research and development expenses amounted to $418,422, $368,249 and $272,489 for our 2001, 2000 and 1999 fiscal years, respectively. For fiscal 2002, we have taken steps to reduce our research and development expenditures to minimal levels pending drilling results at our Antelope Tail prospect.

  Manufacturing Capacity And Suppliers

  We are not dependent upon any third party contract manufacturers or suppliers to satisfy our technology requirements. Our SFD sensors and the SFD unit in which they are incorporated are custom designed, fabricated and assembled in-house by our SFD research and development team. The customized software used in our data acquisition system to collect and process SFD signals are written and modified in-house by our computer programmers and, in some cases, by outside consulting programmers with whom we have long-standing relationships. The computer hardware we use in SFD survey system (other than the SFD unit), and the balance of the computer software we use, are all readily available from retail or wholesale sources.

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

  Governmental And Environmental Regulation

  SFD Survey Flight Operations

  The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation with the exception of flight rules promulgated by the Federal Aviation Administration (for activities in the United States) and Transport Canada (for activities in Canada) governing the use of private aircraft, including rules relating to low altitude flights.

  Oil And Gas Exploration And Development Projects

  The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States and federal and provincial governments in Canada. In particular, oil and natural gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations generally are intended to prevent waste of oil and natural gas; protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production, and control contamination of the environment. Environmental regulations affect our operations on a daily basis. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend of more expansive and stricter environmental legislation and regulations will continue.

  We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect projects of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general would have a material adverse effect on our business, financial condition and results of operations.

  Operating Hazards

  SFD Survey Flight Operations

  The operation of our SFD survey aircraft is subject to the usual hazards incident to general and low level flight operations. These hazards can cause personal injury and loss of life, as well as severe damage to and destruction of property. While we maintain insurance coverage against some, but not all, operating risks associated with the operation of our aircraft, we cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase, nor can we give any assurance that any claim would not exceed our policy limits. If we were unable to procure insurance for our flight operations at an acceptable cost, the occurrence of a significant adverse aircraft accident not fully insured or indemnified against could have a material, adverse effect on our business, financial condition and results of operations. Similarly, a judgment or settlement in excess of our policy limits could also have a material, adverse effect on our business, financial condition and results of operations.

  Oil And Gas Exploration And Development Projects

  The oil and natural gas exploration and development projects in which we participate through our joint venture partners will also be subject to the usual hazards incident to the drilling of oil and natural gas wells, including the risk of fire, explosions, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. In addition to the foregoing, offshore operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards can cause personal injuries or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

  The project operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The insurance maintained by the project operator generally would not cover claims relating to failure of title to oil and natural gas leases, trespass during survey acquisition or surface damage attributable to seismic operations, or business interruption, nor would it protect against loss of revenues due to well failure. There can be no assurance that any insurance obtained by the project operator covering claims related to worker's compensation, comprehensive general liability for bodily injury and property damage, comprehensive automobile liability and pollution, cleanup, underground blowout and evacuation will be adequate to cover any losses or liabilities which may be incurred within projects in which we participate. We also cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase. We are dependent upon our partners to conduct operations in a manner so as to minimize these operating risks.

  In cases where we have direct liability as a result of our participation on a working interest basis, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have a direct material, adverse effect on our business, financial condition and results of operations. In these cases our exposure will be commensurate with our participation percentage.

  While we would have no direct liability in cases where our participation is limited to an overriding royalty interest, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have an indirect material, adverse effect on our business, financial condition and results of operations to the extent it adversely affects our joint venture partner's ability to complete current projects or explore for and develop additional projects.

  SFD Technology License

  Our rights to use our SFD technology arises from an SFD technology license granted to us by Momentum Resources, the owner of the SFD, pursuant to which we hold the exclusive worldwide right to use, possess and control the SFD for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose. We own and control all of the data acquisition, processing and interpretation systems used with the SFD for hydrocarbon identification and exploration purposes.

  The terms of our license are set forth in an SFD License Agreement dated December 31, 2000 among NXT, Momentum Resources, and Messrs. George Liszicasz and R. Dirk Stinson, which supercedes prior licenses granted on August 1, 1996 and April 3, 1998. Momentum Resources is a Bahamas corporation which is indirectly owned and controlled by Messrs. Liszicasz and Stinson. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest shareholder and the Chief Executive Officer and a director of our company. Mr. Stinson is our second largest shareholder and a past director and officer.

  The material terms of the SFD License Agreement, as most recently amended, are summarized as follows:

  We hold a license to the exclusive worldwide right to use, possess and control all SFDs created prior to December 31, 2000, as well as any enhanced or improved versions designed, fabricated and assembled by our research and development team.

  Momentum Resources retains title to the SFD technology and all SFDs we manufacture or control, although it is not entitled to possession of these devices until the expiration of the license.

  We are also entitled to the exclusive use of all SFD data and signals generated by our SFDs for hydrocarbon identification and exploration purposes only.

  All amounts we expend in SFD research and development or in manufacturing SFD units will, in conformity with prior practice, be offset against any royalties payable to Momentum Resources at the rate of $1 of offset per $2 of royalties, not to exceed $50,000 per quarter plus an amount determined in accordance with budgetary considerations.

  We are obligated to pay Momentum Resources an SFD Royalty, calculated on a prospect-by-prospect basis and payable quarterly, equal to 5% of the Net SFD Profits associated with that prospect. Net SFD Profits generally refer to all revenues from a prospect, including both from the sale of petroleum substances extracted or the sale of the prospect itself, and also including revenues from joint venture partners such as gross overriding royalties, net of all costs and expenses paid by NXT to identify, acquire, develop, complete, and connect the prospect and to extract petroleum substances, including associated financing costs. As of the date of this annual report, no royalties have been earned by Momentum Resources.

  In addition to the noted royalty payments, we are obligated to grant Momentum Resources performance warrants entitling it to purchase 16,000 unregistered common shares for each month in which gross production from SFD prospects, in which NXT has an interest, exceeds 20,000 barrels of hydrocarbons subject to all securities laws and regulatory approvals. The exercise price for these warrants will be the fair market value of the common shares as determined by reference to the closing price on the last business day of the quarter of the calculation (or such other calculation as set out in the agreement), and the warrants lapse to the extent unexercised three years from the date of grant. NXT shall not, under any circumstances, be obligated to grant warrants which would entitle the holders to acquire more than 8% of the common shares, after taking into consideration outstanding unexercised warrants. As of the date of this annual report, no performance warrants have been earned by Momentum Resources.

  Momentum Resources is prohibited during the term of the license from engaging in the identification or exploitation of hydrocarbons for its own account, and cannot grant any license or sublicense to any third party to use SFDs or SFD data for the identification or exploitation of hydrocarbons.

  The initial term of the license expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the license. NXT must obtain the approval of disinterested majorities of our board of directors and shareholders in order to take any action to terminate the license.

  Momentum Resources, in turn, reserves the right to terminate the SFD technology license (with at least a 90 day grace period after notice of default) upon the occurrence of any of the following events:

    our failure to make any payment required under the license;

    our abandonment or discontinuance of the conduct of the oil and natural gas exploration or exploitation business;

    our dissolution or liquidation;

    our assignment of our assets for the benefit of our creditors, or our filing for bankruptcy, or the appointment of a receiver for our business or property; or

    our failure to perform any other material covenant, agreement or term of the license.

  NXT is also prohibited from amending or modifying the license without the consent of a majority of our non-Momentum Resources related directors and, should the amendments when taken as a whole be deemed to be materially adverse to NXT, by a majority of our non-Momentum Resources related shareholders.

  PROPERTIES

  Facilities

  Our principal executive office and research and development facilities are located at Suite 700, Phoenix Place, 840 7th Avenue S.W., Calgary, Alberta, T2P 3G2. These facilities, consisting of 13,325 square feet, are leased for a five-year term extending through January 31, 2003. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease as of December 31, 2001 is approximately CDN $23,173 per month. We have the option upon the expiration of the initial year term of the lease, to renew it, providing we have had no defaults under the lease. We also maintain executive office facilities in Las Vegas, Nevada, for United States operational requirements, which we rent on a quarterly basis for a nominal amount.

  We also maintain hangar, maintenance and office facilities for our survey aircraft and aircraft operations consisting of 14,513 rentable square feet. These facilities are leased under a five-year operating lease which expires May 31, 2005. Our obligations under this lease as of December 31, 2001 is approximately CDN $13,345 per month. The monthly lease obligation increases three percent annually commencing June 1, 2002 until the end of the lease term.

  We believe that all of our current facilities are adequate for our needs for the foreseeable future.

  Survey Aircraft

  NXT's principal SFD survey aircraft is a twin-engine turbo-powered Piaggio P180 Avanti aircraft which we purchased for $2,790,000 in April 2000. We have upgraded this aircraft with specialized pivoting inertial platforms for our SFD units, specialized equipment racks for our data acquisition computers, additional electrical systems necessary to contain and operate our SFD survey system, and additional navigational and safety systems necessary for the conduct of low level survey operations. The Piaggio P180 Avanti aircraft is currently collateralized by a $1,600,000 asset-based loan extended on November 6, 2000. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal monthly installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants. We also still own our original survey aircraft, a twin-engine Aerocommander 680 aircraft acquired in November 1998.

  As discussed below in that section of this annual report captioned captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements Going Forward".

  Captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements Going Forward", we intend to temporarily suspend exploration activities and dispose of our survey aircraft pending drilling results at our Antelope Tail prospect, at which time we would acquire or lease a new survey aircraft in order to reactivate exploration activities.

  Petroleum Properties

  For a description of our petroleum properties, see those sections of this annual report captioned "Business-Summarized Exploration Information" and "Business-Description Of Exploration Properties And Programs" and explanatory notes 6, 17 and 18 of our consolidated financial statements included at the end of this annual report.

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

  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  Our annual meeting of shareholders was held on November 1, 2001. At that meeting our common shareholders re-elected Messrs. George Liszicasz, Daniel C. Topolinsky, Lorne W. Carson and Dennis R. Hunter as our non-series 'A' directors, with their term of office to extend until the next annual meeting of common shareholders and until their successors are duly elected and qualified. The tally of the votes is set forth below:

	Vote
Non-Series A Director Nominees	For	Withhold	Abstain
George Liszicasz	11,446,676	-	9,650
Daniel C. Topolinsky	11,446,676	-	9,650
Lorne W. Carson	11,445,676	-	10,650
Dennis R. Hunter	11,445,676	-	10,650

  Our common shareholders also ratified the appointment of Arthur Andersen LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2001 by the following vote: 11,451,726 shares voting for, nil shares against, and 4,600 shares abstaining or withheld. There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

  Prior to the annual meeting, we were informed by our sole series "A" preferred shareholder that it had appointed Mr. K. Rick Turner to serve as our sole series 'A' director for the coming year.

  MARKET PRICE OF AND DIVIDENDS ON OUR
  COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

  The common shares currently trade over-the-counter on the OTC Bulletin Board under the trading symbol "ENXT". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of the common shares on the OTC Bulletin Board for each of the periods indicated. You should note that we changed our symbol to "ENXT" from "PSFD" effective June 16, 2000, following the change in our corporate name.

		Sales Price
Period	Volume	High	Low
2001:
Fourth Quarter	530,300	$ 2.650	$ 0.900
Third Quarter	702,700	4.050	1.650
Second Quarter	528,600	3.500	1.500
First Quarter	488,400	8.000	2.125
2000:
Fourth Quarter	577,400	$ 21.000	$ 3.875
Third Quarter	626,600	33.000	17.625
Second Quarter	340,300	37.000	20.000
First Quarter	712,900	42.750	22.000

  The closing price for the common shares on the OTC Bulletin Board as of March 20, 2002 was $0.95.

  A shareholders' list provided by our transfer agent showed 120 registered shareholders and 16,971,153 common shares outstanding as of March 20, 2002. We estimate that there are approximately 1,300 beneficial holders of our common shares, based upon information provided by our stock transfer agent in anticipation of our last annual meeting of shareholders held on November 1, 2001. There were also outstanding as of that date 800,000 series 'A' preferred shares, held by one shareholder, for which no trading market presently exists. These series 'A' preferred shares are each convertible into approximately 2.91 common shares as of the date of this annual report.

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

  SELECTED CONSOLIDATED FINANCIAL INFORMATION

  The following tables present selected historical consolidated financial data for each of our five annual fiscal periods ended December 31, 2001, derived from our consolidated financial statements included as part of this annual report prepared in accordance with United States generally accepted accounting principles.

  The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2001 and December 31, 2000 and the selected balance sheet data set forth below as of December 31, 2001 and December 31, 2000 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

  The selected statement of loss and comprehensive loss data set forth below for our fiscal period ended December 31, 1999 has been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

  The selected statement of loss and comprehensive loss data set forth below for our two fiscal periods ended December 31, 1998 and December 31, 1997 and the selected balance sheet data set forth below at December 31, 1998 and December 31, 1997 are derived from our audited consolidated financial statements not included in this annual report.

  The following selected financial data should be read in conjunction with our consolidated financial statements and the explanatory notes to those statements included as part of this annual report; as well as that section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".
	Twelve Months Ended December 31,
Consolidated Statement Of Loss And Comprehensive Loss Data	2001	2000	1999	1998	1997

Operating revenues	$ -	$ -	$ -	$ -	$ -
Operating expense:
Administrative	1,542,013	1,529,946	1,132,390	979,119	742,438
Impairment of oil and natural gas properties	1,616,587	499,830	-	-	-
Amortization and depreciation	336,924	343,225	171,494	71,919	25,474
Research and development	418,422	368,249	272,489	57,823	103,079
Survey support	314,770	245,717	287,632	193,759	120,588
Survey operations and data analysis	97,586	26,578	30,354	30,026	-
Write-down of assets	18,533	-	588	-	17,074
	--------------	--------------	--------------	--------------	--------------
Total operating expenses	4,344,835	3,013,545	1,894,947	1,332,646	1,008,653
Operating loss	(4,344,835)	(3,013,545)	(1,894,947)	(1,332,646)	(1,008,653)
Other income (expense):
Interest expense	(152,974)	(19,274)	-	(14,299)	(110,000)
Interest income	111,100	357,483	360,434	209,906	47,832
Other income (expense)	(1,881)	17,522	-	19,231	-
Settlement of damages	-	-	-	-	157,500
	--------------	--------------	--------------	--------------	--------------
Total other income (expense)	(43,755)	355,731	360,434	214,838	95,332
Net loss for the period	(4,388,590)	(2,657,814)	(1,534,513)	(1,117,808)	(913,321)
Other comprehensive loss:
Foreign currency translation adjustment	(158,952)	(34,625)	(29,403)	-	-
	--------------	--------------	--------------	--------------	--------------
Comprehensive loss for the period	$ (4,547,542)	$ (2,692,439)	$ (1,563,916)	$(1,117,808)	$ (913,321)
	=========	=========	=========	=========	=========
Basic and diluted loss per share	$ (0.31)	$ (0.20)	$ (0.12)	$ (0.35)	$ (0.08)
	=========	=========	=========	=========	=========
Cash dividends per share	$ -	$ -	$ -	$ -	$ -
	=========	=========	=========	=========	=========
Weighted average shares outstanding	14,222,820	12,987,297	12,684,289	12,392,011	11,979,385
	=========	=========	=========	=========	=========
	December 31,
Consolidated Balance Sheet Data:	2001	2000	1999	1998	1997
Working capital	$ 2,515,338	$ 4,045,536	$ 8,656,695	$4,685,238	$ 680,820
Current assets.	3,342,224	5,093,622	9,259,016	4,862,588	969,957
Oil and natural gas properties, net	4,917,558	3,160,808	775,159	-	-
Other property and equipment, net	3,448,416	3,854,206	661,201	575,190	55,617
Total assets	11,763,100	12,168,228	10,729,926	5,566,205	1,179,861
Current liabilities	826,886	1,048,086	602,321	177,350	289,137
Long-term liabilities	1,463,729	1,535,136	-	-	1,193,028
Total liabilities	2,290,615	2,583,222	602,321	177,350	1,482,165
Shareholders' equity (deficit)	9,472,485	9,585,006	10,127,605	5,388,855	(302,304)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this annual report.

  Overview

  We are a technology-based reconnaissance exploration company which utilizes our SFD technology to identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, NXT Energy USA which focuses on United States-based exploration, and NXT Energy Canada which focuses on Canadian-based exploration. NXT concentrates on research and development efforts to improve the efficacy of our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

  Our exploration efforts to date have been conducted under joint venture agreements pursuant to which we conduct aerial surveys to identify prospects in exploration areas selected by joint venture partners. We have also commenced limited exploration activities for our own account. Our recent practice with our joint venture partners has been to participate in selected prospects on a combination working interest/overriding royalty interest basis, typically up to a 22.5% working interest and a 4% overriding royalty.

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

  Since we have not generated operating revenues through December 31, 2001, we should be considered a development stage enterprise as of that date. As noted previously in this annual report, we now have a proved reserve base, and a number of our prospects have commenced production in the first quarter of fiscal 2002.

  Results Of Consolidated Operations

  Operating Revenues

  We had no oil and natural gas working interest or royalty revenues for our twelve-month fiscal periods ended December 31, 2001, December 31, 2000 and December 31, 1999 ("fiscal 2001", "fiscal 2000", and "fiscal 1999", respectively).

  Operating Loss

  We incurred an operating loss of $4,344,835 for fiscal 2001, as compared to $3,013,545 for fiscal 2000, representing a $1,331,290 or 44.2% overall increase. The increase in our operating loss for fiscal 2001 over fiscal 2000 was primarily attributable to the following changes in expense:

  a $1,116,757, or 223.4%, increase in impairment in our oil and natural gas properties from $499,830 to $1,616,587;

  a $71,008, or 267.2%, increase in survey operations and data analysis expense from $26,578 to $97,586;

  a $69,053, or 28.1%, increase in survey support expense from $245,717 to $314,770;

  a $50,173, or 13.6%, increase in research and development expense from $368,249 to $418,422;

  a $18,533 write-down of aircraft and flight equipment costs; and

  a $12,067, or 0.8%, increase in administrative expense from $1,529,946 to $1,542,013;

  partially offset by

  a $6,301, or 1.8%, decrease in amortization and depreciation from $343,225 to $336,924.

  For fiscal 2000, our operating loss increased by $1,118,598, or 59.0%, over our operating loss of $1,894,947 for fiscal 1999. The increase in our operating loss for fiscal 2000 over fiscal 1999 was primarily attributable to the following changes in expense:

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

  The continuing increases in our operating losses for our twelve-month periods ended December 31, 2001 and 2000, over their prior corresponding fiscal periods generally reflect across-the-board net increases in costs to support our increased level of business activities in those years. As noted below in that section of this annual report captioned "Liquidity And Capital Resources-Capital Requirements Going Forward", we are currently reducing the level of our general and administrative and exploration expenses pending the completion of our Antelope Tail drilling activities.

  Relative Changes In Administrative Expense

  The $12,067 or 0.8% increase in our administrative expense for fiscal 2001 over fiscal 2000 was primarily attributable to the stabilization of our general and administrative staffing and space requirements.

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

  Impairment Of Oil And Natural Gas Properties

  The $1,616,587 impairment of oil and natural gas properties for fiscal 2001 relates to our write-down of the cost of drilling and completing six wells as non-commercial, the write-down of acquired Canadian leases to fair market value, and a ceiling test write-down of Canadian cost center oil and natural gas property costs.

  The $499,830 impairment of oil and natural gas properties for fiscal 2000 relates to our write-down of the cost of drilling and completing wells which were either non-commercial or which we are unable to complete for technical reasons. Since we do not have proved reserves to date with respect to the prospects on which the wells were drilled, these costs were fully expensed notwithstanding our continuing active exploration and development activities with respect to other wells on these prospects.

  Relative Changes In Amortization And Depreciation

  The $6,301 or 1.8% increase in amortization and depreciation for fiscal 2001 over fiscal 2000 was primarily attributable to an increase in the estimated useful remaining life of the survey aircraft, and the consequential reduction in annual amortization as the overall remaining unamortized costs of these aircraft are spread over a longer amortization period.  The $171,731 or 100.1% increase in amortization and depreciation for fiscal 2000 over fiscal 1999 was primarily attributable to additional depreciation and amortization arising as the result of the acquisition of our second survey aircraft in mid-2000, additional purchases of computer equipment and software, and additional leasehold improvements arising from the expansion of our executive offices and research and development facilities.

  Relative Changes In Research And Development Expense

  Research and development expense generally relates to the direct costs-including allocable salaries-to develop, improve and test our SFD survey system and related components.

  The $50,173 and $95,760 increases in research and development expense for fiscal 2001 and fiscal 2000, respectively, over the prior periods were principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and efficacy of our SFD survey system during these periods.

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

  The $69,053 or 28.1% increase in survey support expense for fiscal 2001 over fiscal 2000 was primarily attributable to higher costs to maintain our survey aircraft for the period and increased hangarage costs.

  The $41,915 or 14.6% decrease in survey support expense for fiscal 2000 over fiscal 1999 was primarily attributable to lower allocations of staff time and greater efficiencies in staff usage for support operations, partially offset by increased hangarage, parts and maintenance costs for our survey aircraft.

  Relative Changes In Survey Operations And Data Analysis Expense

  Survey operations and data analysis expenditures consist primarily of direct costs we incur conducting commercial SFD survey activities. These costs can generally be broken down into the following two components:

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

  Our survey operations and data analysis expense in fiscal 2001, fiscal 2000 and fiscal 1999 was $124,067, $216,226 and $151,806, respectively, before taking joint venture partner reimbursements into consideration, and $97,586, $26,578 and $30,354, respectively, after taking joint venture partner reimbursements into consideration.

  The decrease in gross survey operations and data analysis expense in fiscal 2001 over fiscal 2000 was primarily attributed to fewer survey flights being carried out and a greater portion of our surveys being carried out for our own account than for our joint venture partners. The increase in gross survey operations and data analysis expense in fiscal 2000 over fiscal 1999 was primarily attributable to additional geophysical staffing and interpretation on projects both for our current and prospective joint venture partners and higher operational costs associated with the second survey aircraft we acquired in mid-2000, partially offset by cost savings arising from improved efficiencies in the geological interpretation process attributable to interpretation experience.

  Joint venture partner reimbursements in fiscal 2001, fiscal 2000 and fiscal 1999 were $26,481, $189,648 and $121,452, respectively. The decrease in joint venture partner reimbursements in fiscal 2001 over fiscal 2000 was primarily attributable to a lower portion of our surveys being carried out for our joint venture partners' account. The increase in joint venture partner reimbursements in fiscal 2000 over fiscal 1999 was primarily attributable to higher recovery percentages under our joint venture agreements, as well as agreements to perform surveys for prospective joint venture partners and new methods of calculating reimbursable costs as a result of the acquisition of our second survey aircraft in mid-2000.

  Other Income And Expense

    Interest Income

    We earned $111,100 in interest income for fiscal 2001, as compared to $357,483 and $360,434 for fiscal 2000 and fiscal 1999, respectively. The decrease in interest income for both fiscal 2001 and fiscal 2000 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements.

    Interest Expense

  We incurred $152,974 in interest expense in fiscal 2001, as compared to $19,274 and $0 in interest expense in fiscal 2000 and fiscal 1999, respectively. The interest expense for both fiscal periods related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

  Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

  During fiscal 2001, we did not enter into any transactions with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

  Liquidity And Capital Resources

  Sources Of Cash

  Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through December 31, 2001 were funded principally from:

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

  There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than defaults in our aircraft financing described above and under our office and hangar leases described in that section of this annual report captioned "Properties".

  Current Cash Position And Historical Changes In Cash Position

  Our cash position as of December 31, 2001 was $2,994,608, as compared to $4,279,279 and $9,068,723 as of December 31, 2000 and 1999, respectively. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

  The $1,284,671 decrease in our cash position for fiscal 2001 was attributable to $4,296,289 in cash raised through financing activities, offset by $1,922,089 in cash used in operating activities, $3,499,919 in cash used in investing activities and a $158,952 comprehensive loss due to the effect of exchange rate changes. The $4,789,444 decrease in our cash position for fiscal 2000 was attributable to $2,318,407 in cash used in operating activities, $6,161,546 in cash used in investing activities and a $34,625 comprehensive loss due to the effect of exchange rate changes, partially offset by $3,725,134 in cash raised through financing activities.

  Our operating activities required cash in the amount of $1,922,089 for fiscal 2001, as compared to cash requirements of $2,318,407 for fiscal 2000. The $1,922,089 in cash used in operating activities for fiscal 2001 reflected our net loss of $4,388,590 for that period, as decreased for non-cash deductions and non-cash working capital balances. The $2,318,407 in cash used in operating activities for fiscal 2000 reflected our net loss of $2,657,814 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

  We raised $4,296,289 in cash from financing activities for fiscal 2001, as compared to $3,725,134 in cash raised from financing activities in fiscal 2000. The $4,296,289 in cash raised through financing activities for fiscal 2001 was principally comprised of $4,359,252 in net proceeds from a private placement of common shares in September 2001, partially offset by repayments of loan proceeds from the refinancing of our Piaggio P180 Avanti aircraft. The $3,725,134 in cash raised through financing activities in fiscal 2000 was principally comprised of $1,600,000 in gross loan proceeds from the refinancing of our Piaggio P180 Avanti aircraft; $1,500,000 in gross proceeds from the exercise of warrants and $649,840 in gross proceeds from the exercise of employee stock options.

  We used cash in the amount of $3,499,919 for investing activities in fiscal 2001, as compared to $6,161,546 in cash used for investing activities in fiscal 2000. The principal use of cash for fiscal 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($3,442,433), while the principal use of cash in fiscal 2000 was to acquire drilling rights in exploratory blocks pursuant to working interest elections ($2,885,479), purchase our Piaggio P180 survey aircraft ($2,790,000) and purchase other property and equipment ($747,167).

  Capital Requirements Going Forward

  Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and natural gas industry and their experience and attitudes toward new and unproven technologies, the only practical way for NXT to prove-out the efficacy of our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to account for a variety of different geological conditions and statistically prove-out the efficacy of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie-them into sales or gathering systems are very expensive and can easily exceed $1 million per well (indeed, total drilling and completion costs alone on our Wyoming prospects range from $1.25 million to up to $4 million), the overall cost to prove-out our SFD technology over at least 30 prospects will be fairly high and will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs.

  We have approximately $2,255,000 in cash on hand as of the date of this annual report to fund our pending drilling program and to contribute toward our administration, operational and research and development requirements for the next twelve months, absent revenues. Of this amount, approximately $975,000 has been set aside to fund our share of drilling and completion costs for our pending Antelope Tail project in Wyoming, leaving $1,280,000 toward operational and research and development requirements. If a sufficient number of our drilling and completion projects are successfully and timely drilled and production tested by our joint venture partners, including our Antelope Tail projected slated for drilling in summer 2002, we may be able to finance or partially finance further levels of exploration, acquisition and drilling activities through available cash flow. We may nevertheless be required to raise additional financing through public or private sales of our securities.

  Given the delay in the spud date for our Antelope Tail exploration well-the project with the most significant potential to first generate meaningful revenues for NXT-until June 2002, we have taken steps to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000-$110,000 per month through a number of cost-saving measures until such time as we attain meaningful revenues. Our executive management team, for example, has agreed to reduce or defer their salaries by approximately one-half until that time. We are also reducing geological, aerial survey and research and development functions and staffing. We are also taking steps to sublease or assign a portion of our office and hangar space, and intend on selling some of our properties or assets, including both of our survey aircraft. Assuming our success in a number of these activities, we believe we could maintain this minimal level of operations for approximately twelve to 24 months. We would ramp-up operations, including acquiring or leasing another survey aircraft, if the Antelope Tail project is successfully drilled or we otherwise raise sufficient revenues or additional working capital to support increased operations.

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

  Other Matters

  Foreign Exchange

  We recorded a $158,952 foreign currency translation loss for fiscal 2001 as a comprehensive loss item on our statements of loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this annual report captioned "Quantitative And Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

  Effect Of Inflation

  We do not believe that our operating results were materially affected during our three fiscal years ended December 31, 2001 by inflation.

  Critical Accounting Policies

  We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain. For example:

    Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and SEC guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since our depletion and depreciation rate would then be lower. Similarly, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates in the event this were to cause write-downs under the ceiling test.

    Our management also periodically assesses the carrying values of unproved properties to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of the anticipated future net cash flows based upon reserve potential and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs. Were our management to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in increased impairment expense.

  For a more complete description of the full cost method of accounting for oil and natural gas properties and equipment, see that section in explanatory note 2 to our consolidated financial statements included at the end of this annual report captioned "Oil And Natural Gas Properties".

  Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included with goodwill or, in the alternative, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement will be adopted by NXT on January 1, 2002. The effect of adopting these standards will not be material to the consolidated financial statements included at the end of this annual report.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. NXT is required to adopt the provisions of SFAS No. 143 on January 1, 2003. NXT is currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. We expect that there will be a material increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. NXT is required to adopt the provisions of SFAS No. 144 on January 1, 2002. While NXT is currently evaluating the impact that the adoption of SFAS No. 144 will have on our consolidated financial condition and results of operations, we do not expect any impact to be material to the consolidated financial statements included at the end of this annual report.

    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Oil And Gas Price Fluctuations

  Our primary market risks will be related to market changes in oil and natural gas prices. Since our prospective revenues will be tied to the price at which either NXT or our joint venture partners sell oil and natural gas on the world market, any fluctuations in these prices will directly and proportionately impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and natural gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and natural gas prices. Specifically, increases in oil and natural gas prices are generally accompanied by increases in industry competition and costs to acquire drilling rights, while decreases in oil and natural gas prices are generally accompanied by a similar decline in competition and costs to acquire drilling rights. The effect of changes in oil and natural gas prices will also affect our joint venture partner's decision-making relative to the scope and budget for exploration, land acquisition, drilling, completion and tie-in activities, which will then impact NXT. By way of example, during fiscal 2000 there were significant increases in oil prices and unprecedented increases in natural gas prices, resulting in significant and in some cases unprecedented industry demand for and increases in the cost to acquire drilling rights, particularly for natural gas prospects. As a result of these industry conditions, NXT and our joint venture partners were unsuccessful in our efforts to acquire drilling rights for many of our highest-ranked SFD prospects despite making bids which we believed equaled or exceeded prevailing market prices for those prospects. Recently, however, prices for natural gas have returned to previous levels, which we believe will enable us to be more competitive in acquiring drilling rights. However, drilling decisions by our joint venture partners may be adversely impacted by these lower prices since their potential rate of return are commensurately reduced by these lower natural gas prices.

  Currency Fluctuations

  An additional significant market risk relates to foreign currency fluctuations between United States and Canadian dollars. Since our royalty or working interest revenues generated by our Canadian-based joint venture partners will be denominated in Canadian currency, our consolidated financial condition and results of operations could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable. If earnings from our Canadian operations increase, our exposure to fluctuations in the United States-Canadian exchange rate will increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. We cannot give you any assurance that the use of exchange rate contracts or other mitigating efforts would effectively limit any adverse effects of foreign currency fluctuations on our consolidated financial condition and results of operations.

  Interest Rate Fluctuations

  We currently maintain the bulk of our available cash in money-market accounts maintained in United States dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

  The interest rate on the outstanding loan to refinance our Piaggio aircraft, representing our only material interest-bearing indebtedness, is fixed and is therefore not affected by fluctuations in interest rates.

    UNCERTAINTIES AND RISK FACTORS THAT MAY
    AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

  We have described below a number of uncertainties and risk factors which, in addition to uncertainties and risks presented elsewhere in this annual report, may materially adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

  Uncertainties And Risk Factors Generally Relating To NXT And Our Business

  We can give you no assurance that our pending drilling program will be successful. The failure of our pending drilling program could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

  Exploration and development of oil and natural gas is extremely risky, particularly given our present stage of development. An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas. Oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that expenditures we make on future exploration will result in new discoveries of oil or gas. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered, particularly in areas of tight sands such as that in Wyoming in which a portion of our pending drilling program will be centered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, cratering, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. Our joint venture partners' inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

  Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs. Completion of wells by us or our partners does not assure a profit on the investment or recovery of exploration, drilling, completion and operating costs. Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production. Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

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

      complete pending and proposed drilling and development programs and fund our current operational requirements; and

      raise additional working capital;

  in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

  Decisions relating to the drilling, completion and tie-in of wells for our pending drilling program as well as additional prospects and their tie-in into gathering systems will ultimately be made by our joint venture partners. We can therefore give no assurance as to when or whether any of these wells will be tied-into gathering systems or the underlying fields developed other than assurances or estimates given to us by our joint venture partners. We have, as a result of our lack of revenues, incurred a cumulative net loss (after taking comprehensive gains and losses into consideration) in the amount of $11,364,300 from our inception in October 1995 through December 31, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

  If our pending drilling program is not successful and we do not raise sufficient additional capital to fully fund our further drilling and operational requirements, we will be forced to reduce or even suspend our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

  We hope to leverage our pending drilling program to raise additional capital to fund additional drilling programs and operational requirements. If our pending drilling program is not successful or its development is delayed, we will need to raise a significant amount of additional capital to fund our further drilling and operational requirements. We cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund those needs which will not be objectionable to our company or our shareholders, including substantial dilution. Given pending reductions in our staffing and exploration activities, our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

  Our SFD technology is still being tested and at this time must be regarded as a speculative and unproven technology. Although we believe that our SFD technology has proven its prospective ability as a geologic structural identification tool, we nevertheless cannot give you any assurance that our SFD technology will be able to consistently identify oil and natural gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurance that we will be able to consistently discover commercial quantities of oil and natural gas, or that our joint venture partners will successfully acquire and drill properties at low finding costs.

  We are reliant upon our joint venture partners for opportunities to participate in exploration prospects

  The exploration process is exceedingly expensive and complicated. We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects through overriding royalties or equity participation on a working interest basis from producing SFD prospects. Currently, we do not concurrently anticipate renewed exploration activitives with CamWest under our joint venture with that company as we focus on developing our inventory of prospects under that joint venture. We also do not currently have an active Canadian joint venture partner, although we are in active discussions with several prospective partners. We intend, however, to suspend formal joint venture activities pending current drilling results at our Antelope Tail prospect in order to preserve cash flow. Our inability to enter into new joint ventures would have a material adverse effect on the realization of return from our interest in projects and on our overall financial condition and results of operations.

  We are reliant upon our joint venture partners to fund and expeditiously pursue the acquisition and development of those prospects

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

  obtaining favorable leases and required permits for projects;

  the availability of capital resources of the joint venture partner for land acquisition, seismic and drilling expenditures;

  the timing of drilling activity, and the economic conditions at such time, including then prevailing prices for oil and natural gas; and

  the timing and amount of distributions from the production.

  Our reliance on our joint venture partners, and our limited ability to directly control project operations, costs and distributions, could have a material adverse effect on the realization of return from our interest in projects and on our overall financial condition and results of operations.

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

  Volatility of oil and natural gas prices could have a material adverse effect on our business

  Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including:

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

  our cash flow; and

  our access to capital.

  We do not currently intend to engage in hedging activities (although we reserve the right to do so in the future), and may be more adversely affected by fluctuations in oil and natural gas prices than other industry participants that do engage in such activities. A sustained material decline in prices from historical average prices could add additional limitation factors to our borrowing base, reducing credit available to our company. Our business, consolidated financial condition and results of operations would be materially and adversely affected by adverse changes in prevailing oil and natural gas prices.

  The intense competition that is prevalent in the oil and natural gas industry could have a material adverse effect on our business

  If we pursue development without a partner, we will have to establish markets for any oil and natural gas we do produce and we will also have to market our oil and natural gas to prospective buyers. The marketability and price of oil and natural gas which may be acquired or discovered by us will be affected by numerous factors beyond our control. We will be affected by the differential between the price paid by refiners for light quality oil and the grades of oil produced by us. Our ability to market our natural gas may depend upon our ability to acquire space on pipelines which deliver natural gas to commercial markets. We will also likely be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities and relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business. We have limited direct experience in the marketing of oil and natural gas.

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

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology is subject to a high level of uncertainty and risk. Because the market for our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration technology will develop, or be sustainable. If the market fails to develop, or if our exploration technology does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

  Our inability to retain our key managerial, geological and geophysical, and research and development personnel could have a material adverse effect on our business

  Our success depends to a significant extent on the continued efforts of our senior management team, which currently is composed of a small number of individuals, including Mr. Daniel C. Topolinsky, our President and Chief Operating Officer who handles strategic decision making and our joint venture partners; and Mr. James R. Ehrets, our Executive Vice President of Exploration, who handles operations and supervises exploration activities, and Mr. George Liszicasz, the inventor of our SFD technology who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology. The loss of any of these individuals could have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into employment and non-competition agreements with Messrs. Liszicasz, Topolinsky and Ehrets, these executive officers would nevertheless not be prevented from working for other companies in the oil and natural gas industry so long as they did not employ SFD technology should they elect to terminate their employment with NXT. We also do not carry key person life insurance policies on any of our executive officers.

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

  Our limited operating history could adversely affect our business

  We are a recently organized corporation with an unproven technology and a limited operating history. Our activities through the date of this annual report have encompassed:

  developing our business plan;

  obtaining license rights to our SFD technologies;

  establishing administrative offices and laboratory facilities, and engaging executive, administrative, geological, geophysical, scientific, information technology and aviation personnel;

  developing our SFD technology to a commercial stage;

  acquiring joint venture partners;

  conducting commercial SFD surveys on behalf of our joint venture partners; and

  through our joint venture partners drilling a limited number of exploratory natural gas wells identified through our SFD technology.

  We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using a new and unproven technology, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and results of operations.

  We may be unable to effectively manage our expected growth

  Our success will depend upon the expansion of our business. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

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

  We cannot give you any assurance that any of these risks will not have a material adverse effect upon our business. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give you no assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our consolidated financial condition and results of operations.

  A small number of our principal shareholders retain the ability to influence or control our company

  Two of our shareholders, Messrs. George Liszicasz and R. Dirk Stinson, beneficially own approximately one-half of the common shares outstanding, and therefore have the power, as a group, to elect a majority of our board of directors. Our board of directors, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

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

  While our series 'A' preferred shareholder generally does not have the right to vote, we cannot effectuate any of the following transactions or actions without that shareholder's consent and approval:

    declare or pay any dividend (other than a stock split);

    redeem or purchase outstanding shares of our capital stock;

    sell our principal assets or business;

    merge or consolidate with any other company; or

    liquidate or dissolve.

  An investment in the common shares will entail entrusting these and similar decisions to our present management subject to their fiduciary duties.

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

    the structure and amount of the compensatory arrangements under the license; and

    potential competition between our company and Momentum Resources.

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

  Matters Relating To Common Shares

  There is only a limited public market for the common shares on the OTC Bulletin Board and that market is extremely volatile

  There is only a limited public market for the common shares on the OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for the common shares will develop or be sustained, or that current trading levels will be sustained.

  The market price for the common shares on the OTC Bulletin Board has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in oil and natural gas prices, oil and natural gas inventory levels, regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our consolidated financial condition or results of operations, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, drilling results, advances in technology or other business developments.

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

  Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of NXT currently hold vested options entitling them to acquire 834,067 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent. The 800,000 series 'A' preferred shares outstanding are also each convertible into approximately 2.91 common shares as of the date of this annual report.

  You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5

  Since the common shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

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

  The Observations, Beliefs And Opinions Expressed In This Annual Report To The Scientific Basis And Principles Of Our SFD Technology Represent Those Of NXT Alone

  The observations, beliefs and opinions we express in this annual report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, including our joint venture partners and any outside professional geologists and engineers we may engage to provide services to our company, except to the extent expressly stated in this annual report. We maintain the scientific and operating principles and mechanics of our SFD technology in strict confidence. While our joint venture partners and any outside professional geologists and engineers we may engage from time-to-time have observed the operations of our SFD technology while on survey assignments, and have also observed the SFD interpretive process, they have not been given any proprietary information relating to the scientific and operating principles and mechanics of our SFD technology other than general information consistent with the general observations, beliefs and opinions we express in this annual report. Our joint venture partners and any outside professional geologists and engineers we may engage do not hold themselves out as being experts in or otherwise having specific knowledge as to our SFD technology and its scientific basis and principles.

  Special Note Regarding Forward Looking Statements

  In this annual report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this annual report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans and the performance of our joint venture partners and various other statements generally contained in those sections of this annual report captioned "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

  Whenever you read any forward looking statement contained in this annual report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this section or elsewhere in this annual report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report. Additionally, the various uncertainties and risk factors described in this section or elsewhere in this annual report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this annual report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this annual report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this annual report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements and the report of our independent auditors are filed with this annual report in a separate section at the end of this annual report.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On June 28, 2000, our board of directors accepted the resignation of Deloitte & Touche LLP as our independent auditors, and engaged Arthur Andersen LLP as our new independent auditors. Deloitte & Touche tendered its resignation in anticipation of a conflict of interest that would arise under SEC rules governing the independence of auditors as the consequence of a pending marriage between a sibling of NXT's controller and a partner in Deloitte & Touche's Calgary office. Deloitte & Touche audited our consolidated financial statements for our two most recent fiscal years ended December 31, 1999. Deloitte & Touche's report accompanying the audit for our two most recent fiscal years ended December 31, 1999 was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion.

  During our two most recent fiscal years ended December 31, 1999, and also during the subsequent interim period through the date of Deloitte & Touche's resignation:

    there were no disagreements between NXT and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; no reportable events as such term is defined in Regulation 229.304(a)(1)(v); and no matters identified by Deloitte & Touche involving our internal control structure or operations which was considered to be material weakness; and

    NXT did not consult with Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did we consult with Arthur Andersen with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

  DIRECTORS AND EXECUTIVE OFFICERS

  Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders. Pursuant to the rules of the SEC, the information relating to our directors and executive officers contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders is hereby incorporated into this annual report by reference.

  EXECUTIVE COMPENSATION

  Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders. Pursuant to the rules of the SEC, the information relating to executive compensation contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders is hereby incorporated into this annual report by reference.

  OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to the ownership of our securities by beneficial owners and our management required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders. Pursuant to the rules of the SEC, the information relating to the ownership of our securities by beneficial owners and our management contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders is hereby incorporated into this annual report by reference.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders. Pursuant to the rules of the SEC, the information relating to certain relationships and related transactions involving our beneficial owners, management and agents contained in our definitive proxy statement to be distributed later this year in advance of our annual meeting of shareholders is hereby incorporated into this annual report by reference.

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

  (b) Exhibits

2.1	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation (1)
-49-
2.2	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation (1)
2.3	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc. (1)
2.4	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994 (1)
3.2	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996 (1)
3.3	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998 (1)
3.4	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000 (6)
3.5	Amended Bylaws for Energy Exploration Technologies (1)
3.6	Pinnacle Oil International, Inc. specimen common stock certificate (1)
3.7	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate (1)
3.8	Energy Exploration Technologies specimen common stock certificate (1)
3.9	Form of Non-Qualified Stock Option Agreement for grants to directors (1)
3.10	1997 Pinnacle Oil International, Inc. Stock Plan (1)
3.11	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan (3)
3.12	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC (1)
3.13	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan (4)
3.14	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan (4)
3.15	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16	Form of Stock Option Certificate for grants to employees under the 1999 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC (1)
10.1	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995 (1)
10.2	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996 (1)
10.3	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996 (1)
10.4	Restated Technology Agreement dated August 1, 1996 (1)
10.5	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998 (1)
10.6	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7	Letter Agreement with Encal Energy Ltd. dated December 13, 1996 (1)
10.8	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997 (1)
-50-
10.9	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997 (1)
10.10	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997 (1)
10.12	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997 (1)
10.13	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1) (1)
10.14	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2) (1)
10.15	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998 (1)
10.16	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999 (1)
10.17	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.18	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997 (1)
10.19	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.20	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997 (1)
10.21	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997 (1)
10.22	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997 (1)
10.23	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson (1)
10.24	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz (1)
10.25	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz (1)
10.26	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson (1)
10.27	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995 (1)
10.28	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC (1)
10.29	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer (1)
10.30	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997 (1)
10.31	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr. (2)
10.32	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999 (5)
10.33	Settlement Agreement dated April 27, 1999 (5)
10.34	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky (5)
10.35	Employment Agreement dated May 1, 1999 with James R. Ehrets (5)
10.36	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC

10.38	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
21	List of significant subsidiaries (5)
23.1	Consent of Arthur Andersen LLP
23.2	Consent of Deloitte Touche LLP
24	Powers of Attorney
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
(2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1998 as filed on March 31, 1999
(4) Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
(5) Previously filed by our company as part of our Annual Report on Form 10-K for our fiscal year ended December 31, 1999 as filed on April 17, 1999
(6) Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended December 31, 1999 as filed on July 28 17, 1999

  Independent Auditors' Report and Consolidated Financial Statements of:

  ENERGY EXPLORATION TECHNOLOGIES

  (A Development Stage Enterprise)

  December 31, 2001

  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

  To the Shareholders of
  Energy Exploration Technologies:

  We have audited the consolidated balance sheets of ENERGY EXPLORATION TECHNOLOGIES as at December 31, 2001 and 2000, and the consolidated statements of loss and comprehensive loss, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

/s/	Arthur Andersen LLP

  Chartered Accountants

  Calgary, Canada
  March 22, 2002

  REPORT OF INDEPENDENT AUDITORS

  To the Board of Directors and Shareholders of
  Energy Exploration Technologies

  We have audited the accompanying Consolidated Statements Of Loss And Comprehensive Loss, Shareholders' Equity (Deficit) and Cash Flows for the year ended December 31, 1999, and for the period from October 20, 1995 (date of inception) to December 31, 1999 (not presented herein) of Energy Exploration Technologies, a development stage enterprise formerly known as Pinnacle Oil International, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996 (not presented herein), were audited by other auditors whose report, dated March 15, 1997, expressed an unqualified opinion on those statements, and included an explanatory paragraph describing matters that raised a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period October 20, 1995 (date of inception) through December 31, 1996 reflect a net loss of $529,274 of the related total for the cumulative net loss of $4,094,916 from inception through December 31, 1999. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts involved for such prior period, is based solely on the report of such other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended December 31, 1999, and for the period October 20, 1995 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.
/s/	Deloitte & Touche LLP
Chartered Accountants

  Calgary, Alberta, Canada
  February 18, 2000

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Balance Sheets (expressed in U.S. dollars)

	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 2,994,608	$ 4,279,279
Accounts receivable	203,738	745,756
Due from officers and employees	92	100
Prepaid expenses and other	143,786	68,487
	--------------------	-----------------
Total current assets	3,342,224	5,093,622
Note receivable from officer [note 4]	32,097	34,886
Debt issuance costs [notes 2 and 8]	22,805	24,706
Aircraft and flight equipment held for sale [notes 2 and 5]	2,986,803	3,158,225
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2 and 6]	4,917,558	3,160,808
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 7]	461,613	695,981
	--------------------	-----------------
Total assets	$ 11,763,100	$ 12,168,228
	=============	===========
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 445,579	$ 720,745
Wages and employee benefits payable	65,435	109,522
Accrued oil and natural gas property costs	110,829	67,575
Current portion long-term debt [note 8]	71,407	64,864
Other accrued liabilities	133,636	85,380
	--------------------	----------------
Total current liabilities	826,886	1,048,086
Long-term debt [note 8]	1,463,729	1,535,136
	--------------------	----------------
Total liabilities	2,290,615	2,583,222
	--------------------	----------------
Commitments [note 16]	-	-
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of December 31, 2001 and December 31, 2000 [note 10]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 and 13,112,916 shares issued as of December 31, 2001, and December 31, 2000, respectively [note 9]	16,971	13,113
Warrants [notes 10 and 11]	-	-
Additional paid-in capital	24,043,439	19,612,276
Deficit accumulated during the development stage	(14,365,745)	(9,977,155)
Accumulated other comprehensive loss	(222,980)	(64,028)
	--------------------	----------------
Total shareholders' equity	9,472,485	9,585,006
	--------------------	-----------------
Total liabilities and shareholders' equity	$ 11,763,100	$ 12,168,228
	=============	============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Loss And Comprehensive Loss (expressed in U.S. dollars)

	Twelve months ended December 31,			Cumulative to December 31,
	2001	2000	1999	2001
Operating expenses:
Administrative [note 13]	$ 1,542,013	$ 1,529,946	$ 1,132,390	$ 6,334,321
Impairment of oil and natural gas properties [notes 2 and 6]	1,616,587	499,830	-	2,116,417
Amortization and depreciation [notes 2 and 7]	336,924	343,225	171,494	974,143
Research and development [note 2]	418,422	368,249	272,489	1,321,072
Survey support [note 2]	314,770	245,717	287,632	1,162,466
Survey operations and data analysis [note 2]	97,586	26,578	30,354	184,544
Write-down of aircraft and flight equipment [note 5]	18,533	-	-	18,533
Write-down of other property and equipment	-	-	588	17,662
Total operating expenses	4,344,835	3,013,545	1,894,947	12,129,158
	-----------------	------------------	-------------------	---------------------
Operating loss	(4,344,835)	(3,013,545)	(1,894,947)	(12,129,158)
Other income (expense):
Interest expense	(152,974)	(19,274)	-	(296,547)
Interest income	111,100	357,483	360,434	1,092,013
Other income (expense)	(1,881)	17,522	-	34,872
Settlement of damages	-	-	-	157,500
	-----------------	------------------	-------------------	---------------------
Total other income (expense)	(43,755)	355,731	360,434	987,838
Net loss for the period	(4,388,590)	(2,657,814)	(1,534,513)	(11,141,320)
Other comprehensive loss:
Foreign currency translation adjustment	(158,952)	(34,625)	(29,403)	(222,980)
	-----------------	------------------	-------------------	---------------------
Comprehensive loss for the period	$ (4,547,542)	$ (2,692,439)	$ (1,563,916)	$ (11,364,300)
	============	============	=============	==============
Basic and diluted loss per share [note 2]	$ (0.31)	$ (0.20)	$ (0.12)
	============	============	=============
Weighted average shares outstanding	14,222,820	12,987,297	12,684,289
	===========	============	=============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (expressed in U.S. dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Additional Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount

Issued at inception for cash at $0.001 per share on October 20, 1995	$ -	5,000,000	$ 5,000	-	$ -	-	$ -	$ -	$ -
Net loss for fiscal 1995	-	-	-	-	-	-	-	-	(53,696)
Net other comprehensive loss for fiscal 1995	-	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 1995	-	5,000,000	5,000	-	-	-	-	-	(53,696)

1996:
Issued on reverse acquisition on January 30, 1996	-	5,968,281	5,968	-	-	-	-	(5,968)	-
Issued for cash at $1 per share on May 29, 1996	-	975,000	975	-	-	-	-	967,775	-
Net loss for fiscal 1996	-	-	-	-	-	-	-	-	(475,578)
Net other comprehensive loss for fiscal 1996	-	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 1996	-	11,943,281	11,943	-	-	-	-	961,807	(529,274)

1997:
Issued for services at $2.315 per share on July 1, 1997	-	71,938	72	-	-	-	-	166,469	-
Net loss for fiscal 1997	-	-	-	-	-	-	-	-	(913,321)
Net other comprehensive loss for fiscal 1997	-	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 1997	-	12,015,219	12,015	-	-	-	-	1,128,276	(1,442,595)

1998:
Issued on conversion of promissory notes at $2.72 per share on February 1, 1998, net of issuance costs	-	411,764	412	-	-	-	-	1,119,588	-
Issued for cash at $7.50 per share on April 3, 1998	-	-	-	800,000	800	-	-	7,792,167	(2,104,000)
Issued with series 'A' preferred stock on April 3, 1998	-	-	-	-	-	200,000	1,132,000	-	(1,132,000)
Net loss for fiscal 1998	-	-	-	-	-	-	-	-	(1,117,808)
Net other comprehensive loss for fiscal 1998	-	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 1998	$ -	12,426,983	$ 12,427	800,000	$ 800	200,000	$1,132,000	$10,040,031	$ (5,796,403)

  [continued on next page]

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Shareholders' Equity (Deficit) (expressed in U.S. dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Additional Paid-in Capital	Deficit Accumulated During The Development Stage
		Shares	Amount	Shares	Amount	Number	Amount

1999:
Issued for cash at $15 per share on May 17, 1999, net of issuance costs	$ -	400,000	$ 400	-	$ -	-	$ -	$ 5,998,252	$ -
Options exercised for cash at prices between $8.125 and $9.50 per share during fiscal 1999	-	35,000	35	-	-	-	-	303,979	-
Cancelled on October 14, 1999	-	(5,167)	(5)	-	-	-	-	(11,570)	11,575
Net loss for fiscal 1999	-	-	-	-	-	-	-	-	(1,534,513)
Net other comprehensive loss for fiscal 1999	(29,403)	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 1999	(29,403)	12,856,816	12,857	800,000	800	200,000	1,132,000	16,330,692	(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	-	200,000	200	-	-	(200,000)	(1,132,000)	2,631,800	-
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	-	56,100	56	-	-	-	-	649,784	-
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	-	-	19,612,276	(9,977,155)

2001:
Issued for cash at $1.15 per share on September 18, 2001, net of issuance costs	-	3,858,237	3,858	-	-	-	-	4,355,394	-
Grant and vesting of options to investor relations consultant (note 13)	-	-	-	-	-	-	-	75,769	-
Net loss for fiscal 2001	-	-	-	-	-	-	-	-	(4,388,590)
Net other comprehensive loss for fiscal 2001	(158,952)	-	-	-	-	-	-	-	-
	---------------	--------------	-----------	------------	-------------	-----------	-------------	---------------	------------------
Balance - December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	-	$ -	$24,043,439	$ (14,365,745)
	==========	=========	=======	========	========	========	=========	==========	============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

	Twelve months ended December 31,			Cumulative to December 31,
	2001	2000	1999	2001
Operating activities:
Net loss for the period	$ (4,388,590)	$ (2,657,814)	$ (1,534,513)	$ (11,141,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	336,924	343,225	171,494	974,143
Write-down of aircraft and flight equipment	18,533	-	-	18,533
Write-down of other property and equipment	-	-	588	17,662
Amortization of deferred costs	-	-	93,014	154,287
Impairment of oil and natural gas properties	1,616,587	499,830	-	2,116,417
Loss (gain) on sale of other property and equipment	1,184	(11,059)	-	(9,875)
Changes in non-cash working capital:
Accounts receivable	542,018	(644,025)	18,369	(203,738)
Due from officers and employees	8	3,119	(1,884)	(92)
Prepaid expenses and other	(75,299)	16,856	(58,012)	(143,786)
Trade payables	(53,392)	123,778	(108,710)	103,102
Wages and employee benefits payable	(44,087)	(23,163)	115,395	65,435
Other accrued liabilities	48,256	30,846	35,900	133,636
Deferred financing for insurance premium	-	-	-	7,766
Consulting costs settled by issuance of common stock and options	75,769	-	-	242,310
Interest costs settled by issuance of common stock	-	-	-	120,000
	-------------------	-------------------	---------------------	----------------------
Net cash used in operating activities	(1,922,089)	(2,318,407)	(1,268,359)	(7,545,520)
Financing activities:
Funds borrowed (repaid) for aircraft financing	(64,864)	1,600,000	-	1,535,136
Funds borrowed from affiliates	-	-	-	1,100,000
Repayment of funds borrowed from affiliates	-	-	-	(100,000)
Funds raised through the sale of common stock, net of costs	4,359,252	-	5,998,652	11,331,654
Funds raised through the sale of preferred stock and warrants, net of costs	-	-	-	5,688,967
Funds raised through the exercise of options	-	649,840	303,979	953,819
Funds raised through the exercise of warrants	-	1,500,000	-	1,500,000
Repayment of deferred financing for insurance premium	-	-	-	(146,520)
Debt issuance costs	1,901	(24,706)	-	(22,805)
	-------------------	-------------------	---------------------	----------------------
Net cash generated by financing activities	$ 4,296,289	$ 3,725,134	$ 6,302,631	$ 21,840,251

  [continued on next page]

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

	Twelve months ended December 31,			Cumulative to December 31,
	2001	2000	1999	2001
Investing activities:
Funds invested in other property and equipment	$ 42,149	$ (3,537,167)	$ (258,058)	$ (4,483,373)
Proceeds on sale of other property and equipment	7,000	11,996	-	18,996
Funds invested in oil and natural gas properties	(3,442,433)	(2,885,479)	(775,159)	(7,103,071)
Proceeds on sale of oil and natural gas properties	69,096	-	-	69,096
Funds borrowed by an employee	-	-	-	(35,760)
Repayment of funds borrowed by an employee	2,789	(336)	863	3,663
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	(178,520)	249,440	382,386	453,306
	-------------------	-------------------	---------------------	----------------------
Net cash used in investing activities	(3,499,919)	(6,161,546)	(649,968)	(11,077,143)
Effect of net other comprehensive loss	(158,952)	(34,625)	(29,403)	(222,980)
Net cash inflow (outflow)	(1,284,671)	(4,789,444)	4,354,901	2,994,608
Cash and cash equivalents position, beginning of period	4,279,279	9,068,723	4,713,822	-
	-------------------	-------------------	---------------------	----------------------
Cash and cash equivalents position, end of period	$ 2,994,608	$ 4,279,279	$ 9,068,723	$ 2,994,608
	============	============	==============	==============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

    Organization And Ability To Continue Operations

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

    Since we have not generated operating revenues to date, we are considered a development stage enterprise. Our ability to continue as a going concern in the longer term will be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive revenues from our production with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

    We have taken steps to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000 to $110,000 per month through a number of cost-saving measures until such time as we attain operating revenues. Our executive management team, for example, has agreed to reduce or defer their salaries by approximately one-half until that time. We are reducing geological, aerial survey and research and development functions and staffing. We are also taking steps to sublease or assign a portion of our office and hangar space, and plans are in place to sell some of our properties or assets, including both of our survey aircraft, for net proceeds in excess of $1,000,000. We believe these actions will enable us to maintain a minimal level of operations over the 2002 fiscal year.

    We can give no assurance that any or all projects in our pending drilling, completion and tie-in programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other exploration costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

    We are authorized under our Articles of Incorporation to issue common stock and series 'A' preferred stock (sometimes referred to in our consolidated financial statements as "common shares" and "series 'A' preferred shares", respectively). See notes 9 and 10.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

     2.    Significant Accounting Policies

  Basis Of Presentation

  We have prepared these consolidated financial statements for our twelve-month periods ending December 31, 2001, 2000 and 1999 and as at December 31, 2001 and 2000 in accordance with accounting principles generally accepted in the United States for annual financial reporting.

  Consolidation

  We have consolidated the accounts of our wholly-owned subsidiaries with those of NXT in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst NXT and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

  Reclassifications

  Certain items in our prior year's consolidated financial statements have been reclassified to conform to our current year's consolidated financial statement presentation.

  Estimates And Assumptions

  The preparation of these consolidated financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

  Derivative Instruments And Hedging Activities

  We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as modified by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133". SFAS No. 133 requires a company to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value of derivative instruments are recognized in earnings unless specific hedge criteria are met. Changes in fair value of derivative instruments that are designated as hedges are recognized in earnings in the same period as the

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  hedged item. SFAS No. 133 requires that a company to formally document, designate and assess the effectiveness of instruments that receive the hedge accounting.

  Fair Value Of Financial Instruments

  Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, trade payables, wages and employee benefits payable, accrued liabilities and long-term debt. The book value of these financial instruments, other than long-term debt, approximates their fair values due to their short-term to maturity and similarity to current market rates. The carrying value of our long-term debt is considered to approximate its fair value because the interest rate is comparable to current rates available to our company. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Aircraft And Flight Equipment Held For Sale

  We carry our aircraft and flight equipment held for sale at the lower of the carrying amount or the fair value less cost to sell. A loss shall be recognized for any initial or subsequent write-down to fair value less cost to sell. These assets are not depreciated as long as they are held for sale. Interest and other expenses related to these assets continue to be accrued.

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

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

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

  The carrying values of unproved oil and natural gas properties, which are excluded from the depletion calculation, are assessed on a quarterly basis to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of the anticipated future net cash flows based upon reserve potential and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs.

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

  Other Property And Equipment

  We carry our other capitalized property and equipment at cost, and depreciate or amortize them over their estimated service lives using the declining balance method as follows:

Aircraft	5%
Computer and SFD system equipment	30%
Computer and SFD system software	100%
Equipment	20%
Furniture and fixtures	20%
Flight equipment	10%
Leasehold improvements	20%
Tools	20%
Vehicle	30%

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

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

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

  We record the cumulative gain or loss arising from the conversion of the noted Canadian dollar denominated accounts and transactions into U.S. dollars as a foreign currency translation adjustment as a component of accumulated other comprehensive loss for that period.

  Basic And Diluted Loss Per Share

  Our basic loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share", by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  In calculating our basic and diluted loss per share, we take into consideration deemed distributions analogous to the declaration of a dividend attributable to the beneficial conversion features affording a discount or benefit to the holders of our securities. See note 10.

  Stock-Based Compensation For Employees And Directors

  In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 12.

  Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included with goodwill or, in the alternative, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. The provisions of each statement will be adopted by NXT on January 1, 2002. The effect of adopting these standards will not be material to these consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. NXT is required to adopt the provisions of SFAS No. 143 on January 1, 2003. NXT is currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. We expect that there will be a material increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. NXT is required to adopt the provisions of SFAS No. 144 on January 1, 2002. While NXT is currently evaluating the impact that the adoption of SFAS No. 144 will have on our consolidated financial condition and results of operations, we do not expect any impact to be material to these consolidated financial statements.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)
    Reverse Acquisition

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

    Aircraft and Flight Equipment Held For Sale

    As of December 31, 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. The sales are expected to occur in the year 2002 through the assistance of independent sales agents or through our own efforts. A loss of $18,533 has been recorded as a result of recognizing the fair value of these assets less their anticipated selling costs.

    Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of December 31, 2001 and December 31, 2000:

	December 31,
	2001	2000
Aircraft and flight equipment held for sale	$ 3,383,538	$ 3,385,139
Less accumulated depreciation	(378,202)	(226,914)
Less write-down	(18,533)	-
	-----------------	------------------
Net aircraft and flight equipment held for sale	$ 2,986,803	$ 3,158,225
	===========	============

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  These assets are reported as part of assets from our United States operations as of December 31, 2001 and December 31, 2000. See note 17.
    Oil And Natural Gas Properties

    Summarized below are the oil and natural gas property costs we capitalized for our twelve months ended December 31, 2001 and December 31, 2000, and as of December 31, 2001 and December 31, 2000:

	Twelve Months Ended December 31		As of December 31
	2001	2000	2001	2000
Acquisition costs	$ 573,479	$ 58,377	$ 1,036,441	$ 462,962
Exploration costs	2,813,401	2,827,102	6,011,077	3,197,676
Development costs	55,553	-	55,553	-
	-----------------	-----------------	----------------	----------------
Oil and natural gas properties	3,442,433	2,885,479	7,103,071	3,660,638
Less impairment	(1,616,587)	(499,830)	(2,116,417)	(499,830)
Less dispositions	(69,096)	-	(69,096)	-
	-----------------	-----------------	----------------	----------------
Net oil and natural gas properties	$ 1,756,750	$ 2,385,649	$ 4,917,558	$ 3,160,808
	===========	==========	===========	===========

  Net oil and natural gas property costs are comprised of $2,144,706 ($nil in 2000) of proved property costs and $2,772,852 (2000 - $3,160,808) of unproved property costs. The unproved property costs as at December 31, 2001 consist of the following by year incurred:
	Twelve Months Ended December 31			As of December 31
	2001	2000	1999	2001
Acquisition costs	$ 561,615	$ 25,654	$ 243,899	$ 831,168
Exploration costs	1,875,769	65,915	-	1,941,684
	----------------	----------------	----------------	-----------------
Unproved property costs	$ 2,437,384	$ 91,569	$ 243,899	$ 2,772,852
	===========	===========	==========	===========

    Since all of our oil and natural gas properties as of December 31, 2001 were either not yet producing or still in the drilling stage, we did not record any depletion to date for these properties.

    We performed a cost center ceiling test of our oil and natural gas properties under the full cost method of accounting presented by the Securities and Exchange Commission. For 2001, the ceiling test for our Canadian cost center resulted in a write-down of $90,000 included in impairment costs.

    The impairment of oil and natural gas properties also includes the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. While, as noted below, our management believes in the prospective commercial viability and non-impairment of the overall prospects of which each of these wells are a part and is continuing active exploration and development activities with respect to each of these prospects, we have nevertheless written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.

    At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). Based

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

    upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.
    Other Property And Equipment

    Summarized below are our capitalized costs for other property and equipment as of December 31, 2001 and December 31, 2000:

	December 31,
	2001	2000
Computer and SFD equipment	$ 272,918	$ 282,272
Computer and SFD software	117,493	116,819
Equipment	80,835	77,169
Furniture and fixtures	180,095	190,039
Leasehold improvements	194,113	253,459
SFD survey system (including software)	115,336	115,336
Tools	1,544	1,640
Vehicle	18,828	18,828
	------------------	-----------------
Other property and equipment	981,162	1,055,562
Less accumulated depreciation, amortization and impairment	(519,549)	(359,581)
	------------------	-----------------
Net other property and equipment	$ 461,613	$ 695,981
	============	===========
    Long-Term Debt

  On November 6, 2000, we borrowed $1,600,000 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants. We also paid $24,706 in fees with respect to this loan which we recorded as debt issuance costs. As of December 31, 2001, management has decided to market the aircraft by which this debt is secured. See note 5. During the year, we paid $151,581 ($nil in 2000) of interest on long-term debt.

    The principal payment requirements for long-term debt outstanding at December 31, 2001 are as follows for the years ending December 31:

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)
2002	$ 71,407
2003	78,611
2004	86,542
2005	95,273
2006	104,884
Subsequent years	1,098,419
--------------------
1,535,136
Less current portion	(71,407)
--------------------
$ 1,463,729
=============

  9.    Common Stock

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

  During fiscal 1999, we raised $304,014 in gross proceeds through our employees' exercise of stock options entitling them to purchase 35,000 common shares at exercise prices between $8.125 and $9.50 per share.

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

  On September 18, 2001, we raised $4,374,237 in gross proceeds through a private placement of 3,803,684 common shares at $1.15 per share. Net proceeds to our company from this offering were $4,359,252 after deducting $14,985 in offering expenses. An additional 54,553 shares of common stock were issued as finders' fees in connection with the private placement.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

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
    Performance Warrants

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of December 31, 2001.

    Employee And Director Options

  Description Of Plans

  Through December 31, 2001, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

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

  Summary Of Option Grants

  We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2001:

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)
	2001		2000		1999
	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,219,900	$ 15.46	1,715,000	$ 12.33	500,000	$ 7.47
Granted	1,692,900	2.00	655,000	24.38	1,275,000	14.05
Exercised	-	-	(56,100)	(11.58)	(35,000)	(8.68)
Cancelled or lapsed	(1,737,900)	(18.88)	(94,000)	(22.84)	(25,000)	(8.25)
	--------------	------------	------------	------------	------------	------------
Outstanding at end of year	2,174,900	$ 2.25	2,219,900	$ 15.46	1,715,000	$ 12.33
	=========	========	========	========	========	========
Exercisable at end of year	824,067		466,900		232,500
	=========	========	========	========	========
Available for grant at end of year	299,000		299,000		460,000
	=========	========	========	========	========

  We have summarized below all outstanding options under the Plans as of December 31, 2001:

Type Of Option And Plan	Grant Date	Exercise Price	As of December 31, 2001
			Outstanding	Vested
Director-Stand-alone	5-12-97	$ 2.00(1)	30,000	30,000
Director-Stand-alone	5-20-97	5.25	45,000	45,000
Director-Stand-alone	5-20-97	2.00(1)	45,000	45,000
Employee-1997 Plan	11-24-97	2.00(1)	36,600	26,600
Director-Stand-alone	3-10-98	2.00(1)	45,000	45,000
Employee-1997 Plan	5-12-98	2.00(1)	25,000	25,000
Employee-1997 Plan	8-24-98	2.00(1)	117,500	46,667
Employee-1997 Plan	10-1-98	2.00(1)	20,000	10,000
Executive-1999 Plan	5-1-99	2.00(1)	580,800	330,800
Executive-1999 Plan	5-1-99	2.80 (2)	400,000	-
Employee-1997 Plan	5-1-99	2.00(1)	7,000	7,000
Employee-1997 Plan	5-12-99	2.00(1)	16,000	4,000
Employee-1997 Plan	9-21-99	2.00(1)	100,000	40,000
Employee-1997 Plan	11-16-99	2.00(1)	65,000	26,000
Employee-1997 Plan	11-16-99	4.125(3)	4,000	4,000
Director-2000 Plan	2-15-00	2.00(1)	60,000	20,000
Employee-1997 Plan	3-20-00	2.00(1)	20,000	4,000
Director-2000 Plan	4-17-00	2.00(1)	120,000	40,000
Employee-1997 Plan	5-8-00	2.00(1)	45,000	9,000
Employee-1997 Plan	6-1-00	2.00(1)	30,000	6,000
Employee-1997 Plan	6-1-00	2.00(1)	100,000	20,000
Employee-1997 Plan	8-9-00	4.125(4)	3,000	3,000
Employee-1997 Plan	9-1-00	2.00(1)	125,000	25,000
Employee-1997 Plan	12-27-00	4.125	30,000	6,000
Employee-1997 Plan	12-27-00	2.00	30,000	6,000
Employee-1997 Plan	1-02-01	2.00	25,000	-
Employee-1997 Plan	7-05-01	2.00	50,000	-
			----------------	----------------
			2,174,900	824,067
			===========	===========
        Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.
        The exercise price for these options was fixed, in accordance with the terms of the original grant, on May 1, 2001 at $2.80.
        The exercise price for these options was repriced from $14.125 in February 2001.
        The exercise price for these options was repriced from $28.065 in February 2001.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  The employee options outstanding as of December 31, 2001 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of December 31, 2001 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversary of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of December 31, 2001 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

  On January 3, 2001, NXT's board of directors ratified the cancellation of all outstanding options held by our employees in Canada and directors employed or engaged as of that date subject to the approval by those persons, and the grant of new options to those persons on the same terms (including number of shares, vesting, term and lapse) as the cancelled grant, except that (1) the exercise price for the new options would equal the closing price for common shares as of the close of business on July 5, 2001, and (2) the term of the new options would be extended to July 5, 2003 with respect to any options which would otherwise lapse, if unexercised, on or prior to that date. Our employees and directors who accepted the offer acknowledged that they could not exercise their new options until they were priced.

  Compensation Expense Associated With Grant Of Options

  Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of options for any period in these consolidated financial statements insofar as the exercise price for all options we have granted to date to our employees and directors have equaled the market price of the underlying common shares on the effective date of grant. See note 2.

  Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation expense of approximately $686,211, $4,730,890 and $3,253,147 for the twelve-month periods ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. These amounts are determined using an option pricing model with the following assumptions:

    no dividends are paid;

    an average vesting period of four and one-half years;

    an annualized volatility of our common share price of 57%; and

    an annualized risk free interest rate of 4.00%.

  Summarized below is pro forma financial information for the three twelve-month periods ended December 31, 2001 which presents the net loss for the period and loss per common share for the period calculated in accordance with SFAS No. 123:

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

December 31	2001	2000	1999
Net loss for the period as reported	$ (4,388,590)	$ (2,657,814)	$ (1,534,513)
Compensation expense computed under SFAS No. 123	(686,211)	(4,730,890)	(3,253,147)
	------------------	------------------	------------------
Pro forma net loss for the period	$ (5,074,801)	$ (7,388,704)	$ (4,787,660)
	============	============	============
Pro forma basic and diluted loss per common share	$ (0.36)	$ (0.57)	$ (0.38)
	============	============	============
    Investor Relations Options

    On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our twelve-month period ended December 31, 2001, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $75,769 in connection with the grant and vesting of these options.

    Income Taxes

    Net Operating Losses Carried Forward

    As of December 31, 2001, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$ 5,683,434	2010-2021
Canada	$ 2,613,767	2004-2008

    Deferred Income Tax Assets and Liabilities

    As of December 31, 2001, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carryforwards	$ 5,683,434	34%	$ 1,932,367
Tax liability related to depreciation	(435,142)	34%	(147,948)
Valuation reserve			(1,784,419)
			-----------------
			$ -
			===========

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)
Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carryforwards	$ 2,613,767	42.11%	$ 1,100,657
Tax asset related to depreciation	2,267,588	42.11%	954,881
Valuation reserve			(2,055,538)
			-----------------
			$ -
			===========

    As of December 31, 2000, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carryforwards	$ 3,159,471	34%	$ 1,074,220
Tax liability related to depreciation	(211,268)	34%	(71,831)
Valuation reserve			(1,002,389)
			-----------------
			$ -
			===========

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carryforwards	$ 2,427,140	44.62%	$ 1,082,990
Tax asset related to depreciation	969,965	44.62%	432,798
Valuation reserve			(1,515,788)
			-----------------
			$ -
			===========

    We have not provided for any amount of current or deferred U.S. federal, state or foreign income taxes for the current period or any prior period presented. We have provided a full valuation allowance on the deferred tax asset and liability, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset and liability during the year ended December 31, 2001 was $1,321,780, as compared to $1,008,155 for the year ended December 31, 2000.

  15.    Related Party Transactions

    Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the twelve-month periods ended December 31, 2001:

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)
December 31	2001	2000	1999
Collective legal fees accrued to two law firms in fiscal 2001, 2000 and 1999, with partners who were also directors of NXT or NXT Energy Canada	$ 61,411	$ 21,914	$ 28,417
Collective wages, fees and benefits paid to three executive officers of NXT in fiscal 2001, 2000 and 1999, who were also directors of NXT	$ 487,607	$ 494,707	$ 491,021
Accounts receivable due from executive officers	$ 790	$ 4,410	$ 1,565

    On February 9, 2000, we loaned the sum of CDN $250,000 (U.S. $173,491) to an officer, who is also a director and principal shareholder of our company. The principal amount of this loan, which was extended pursuant to an unsecured promissory note providing for interest at the rate of 5.5% per annum, was repaid in full on April 14, 2000.

    Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use, possess and control our SFD technology for hydrocarbon exploration purposes. Momentum Resources is controlled and indirectly owned by two of our significant stockholders, one of whom is a director and an executive officer as of December 31, 2001. We are obligated under the terms of the SFD technology license to pay Momentum Resources an SFD Royalty equal to 5% of any Net SFD Profits (as those terms are defined in the license) which we may receive. No SFD Royalty was earned or payable as of December 31, 2001.

    Commitments

    As of December 31, 2001, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

    Our recent practice with our joint venture partners has been to participate in selected prospects on a combination of working interest and overriding royalty basis, typically up to a 22.5% working interest and a 4% overriding royalty. In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partners will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

    On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of December 31, 2001, expires on January 31, 2003. Our combined obligations for base lease payments, building operating cost and other pass-through items as of December 31, 2001 was CDN $23,173 per month, which translates into US $14,549 per month based upon the closing conversion rate as of that date.

  On June 1, 2000, we entered into a five-year operating lease for our hangar facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of December 31, 2001 was CDN $13,345, which translates into US $8,378 per

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  month based upon the closing conversion rate as of that date. The monthly lease obligation increases 3% annually commencing June 1, 2002 until the end of the lease term. Our combined rent expense for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999 are $279,305, $202,180 and $76,590, respectively.

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

  As we are a development stage enterprise, the majority of our revenues through December 31, 2001, have been from interest earned on cash and cash equivalents.

  Summarized below with respect to our twelve-month periods ended December 31, 2001, December 31, 2000 and December 31, 1999, is geographic information relating to:

    revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;

    revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and

    our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

	United States	Canada	Total
As At December 31, 2001:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	106,193	4,907	111,100
Net loss	(2,884,620)	(1,503,970)	(4,388,590)
As At December 31, 2000:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	364,645	10,360	375,005
Net loss	(1,673,822)	(983,992)	(2,657,814)
As At December 31, 1999:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	355,727	4,707	360,434
Net loss	(416,465)	(1,118,048)	(1,534,513)

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

  Summarized below is geographic information relating to our assets as of December 31, 2001 and December 31, 2000, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As of:	United States	Canada	Total
December 31, 2001	$ 9,672,447	$ 2,090,653	$ 11,763,100
December 31, 2000	$ 9,330,483	$ 2,837,745	$ 12,168,228

  In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

    Supplemental Information On Oil and Natural Gas Producing Activities (Unaudited)

    In accordance with SFAS No. 69,"Disclosures About Oil and Gas Producing Activities", this section provides supplemental information on our oil and natural gas exploration and production activities. Tables I and II provide historical cost information pertaining to costs incurred in acquisitions, exploration, development and capitalized costs. Tables III through IV present information on our estimated proved reserve quantities and standardized measure of estimated discounted future net cash flows related to proved reserves.

  Table I
  Total Costs Incurred In Oil And Natural Gas Acquisition, Exploration And Development Activities
Twelve Months Ended	United States	Canada	Total
December 31, 2001:
Acquisition costs	$ 486,573	$ 86,906	$ 573,479
Exploration costs	1,940,284	873,117	2,813,401
Development costs	-	55,553	55,553
	-----------------	----------------	------------------
	$ 2,426,857	$ 1,015,576	$ 3,442,433
	============	===========	============
December 31, 2000:
Acquisition costs	$ 13,144	$ 45,233	$ 58,377
Exploration costs	1,474,762	1,352,338	2,827,100
	-----------------	----------------	------------------
	$ 1,487,906	$ 1,397,571	$ 2,885,477
	============	===========	============
December 31, 1999:
Acquisition costs	$ 190,837	$ 213,747	$ 404,584
Exploration costs	370,575	-	370,575
	-----------------	----------------	------------------
	$ 561,412	$ 213,747	$ 775,159
	============	===========	============

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

    Table II
    Capitalized Costs Related To Oil And Natural Gas Producing Activities

Twelve Months Ended	United States	Canada	Total
December 31, 2001:
Proved property costs	$ 1,775,899	$ 458,807	$ 2,234,706
Less impairment	-	(90,000)	(90,000)
	-----------------	----------------	------------------
Net proved property costs	1,775,899	368,807	2,144,706
	-----------------	----------------	------------------
Unproved property costs	2,700,246	2,099,023	4,799,269
Less impairment	(955,023)	(1,071,394)	(2,026,417)
	-----------------	----------------	------------------
Net unproved property costs	1,745,223	1,027,629	2,772,852
	-----------------	----------------	------------------
	$ 3,521,122	$ 1,396,436	$ 4,917,558
	============	===========	============
December 31, 2000:
Proved property costs	$ -	$ -	$ -
Unproved property costs	2,049,318	1,611,320	3,660,638
Less impairment	(253,964)	(245,866)	(499,830)
	-----------------	----------------	------------------
	$ 1,795,354	$ 1,365,454	$ 3,160,808
	============	===========	============
December 31, 1999:
Proved property costs	$ -	$ -	$ -
Unproved property costs	561,412	213,747	775,159
Less impairment	-	-	-
	-----------------	----------------	------------------
	$ 561,412	$ 213,747	$ 775,159
	============	===========	============

    Table III
    Quantities Of Oil And Natural Gas Reserves

    Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods.

    The SEC requires the reserve presentation to be calculated using year-end prices and costs and assuming a continuation of existing economic conditions. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

    Proved developed reserves are reserves which can be expected to be recovered through existing wells with existing equipment and existing operating methods. This classification includes: (1) proved developed producing reserves which are reserves expected to be recovered through existing completion intervals now open for production in existing wells; and (2) proved developed non-producing reserves which are reserves that exist behind the casing of existing wells which are expected to be produced in the predictable future, where the cost of making such oil and natural gas available for production should be relatively small compared to the cost of a new well.

    Any reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing primary recovery methods are included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

    Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units, which are reasonably certain of production when drilled. Estimates of recoverable reserves for proved undeveloped reserves may be subject to substantial variation and actual recoveries may vary materially from estimates.

    Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. No estimates for proved undeveloped reserves are attributable to or included in this table for any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless proved effective by actual tests in the area and in the same reservoir.

    The evaluation of the oil and natural gas reserves as of December 31, 2001 was prepared by Dobson Resource Management Ltd., independent petroleum engineers.

Year ended December 31, 2001:	United States	Canada	Total
Proved Reserves - Natural Gas And Condensate (BOE)
Proved reserves, beginning of year	-	-	-
Discoveries	387,800	86,600	474,400
	----------------	--------------	--------------
Proved reserves, end of year	387,800	86,600	474,400
	===========	=========	=========

    Table IV
    Standardized Measure Of Discounted Future Net Cash Flows Related To Proved
    Oil And Natural Gas Reserve Quantities

    The standardized measure of discounted future net cash flows is presented in accordance with the provisions of SFAS No. 69. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.

  Future cash inflows were estimated by applying year-end prices to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

ENERGY EXPLORATION TECHNOLOGIES (a development stage enterprise) Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars)

Twelve Months Ended December 31, 2001:	United States	Canada	Total
Future cash inflows	$ 4,891,000	$ 967,000	$ 5,858,000
Future production costs	(1,397,000)	(276,000)	(1,673,000)
Future development costs	(451,000)	(64,000)	(515,000)
	------------------	-----------------	-----------------
Future net revenue before income taxes	3,043,000	627,000	3,670,000
10% annual discount for estimated timing of cash flows	(1,034,000)	(258,000)	(1,292,000)
	------------------	-----------------	-----------------
Discounted future net cash flows before income taxes	2,009,000	369,000	2,378,000
Future income taxes, discounted at 10% per annum	-	-	-
	------------------	-----------------	-----------------
Standardized measure of discounted future net cash flows	$ 2,009,000	$ 369,000	$ 2,378,000
	============	===========	===========

    Supplemental Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data is as follows:

Interim Quarter Ended	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Net loss from continuing operations	$ (2,177,446)	$ (869,287)	$ (716,900)	$ (624,957)
	===========	==========	==========	==========
Net loss (calculated after comprehensive loss)	$ (2,204,689)	$ (985,545)	$ (599,851)	$ (757,457)
	===========	==========	==========	==========
Basic and diluted loss per share, calculated for both net loss from continuing operations and net loss (after comprehensive loss)	$ (0.13)	$ (0.06)	$ (0.05)	$ (0.05)
Interim Quarter Ended	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000
Net loss from continuing operations	$ (604,823)	$ (990,184)	$ (571,909)	$ (490,898)
	===========	===========	==========	==========
Net loss (calculated after comprehensive loss)	$ (589,384)	$ (1,025,491)	$ (577,964)	$ (499,600)
	===========	===========	==========	==========
Basic and diluted loss per share, calculated for both net loss from continuing operations and net loss (after comprehensive loss)	$ (0.04)	$ (0.08)	$ (0.04)	$ (0.04)
	===========	===========	==========	==========

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

  Calgary, Alberta, Canada
ENERGY EXPLORATION TECHNOLOGIES, a Nevada corporation
By: /s/ George Liszicasz George Liszicasz, Chief Executive Officer (co-principal executive officer)

By: /s/ Daniel C. Topolinsky Daniel C. Topolinsky, President and Chief Operating Officer (co-principal executive officer)

By: /s/ John M. Woodbury, Jr. John M. Woodbury, Jr., Chief Financial Officer (principal accounting and financial officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 28, 2002, and in the capacities indicated.
By: /s/ George Liszicasz George Liszicasz	Chief Executive Officer (co-principal executive officer) and Chairman

By: /s/ Daniel C. Topolinsky Daniel C. Topolinsky	President and Chief Operating Officer (co-principal executive officer) and Director

By: /s/ John M. Woodbury, Jr. John M. Woodbury, Jr.	Chief Financial Officer (principal accounting and financial officer) and Secretary

By: /s/ Lorne W. Carson* Lorne W. Carson	Director

By: /s/ Dennis R. Hunter* Dennis R. Hunter	Director

By: * /s/ Daniel C. Topolinsky Daniel C. Topolinsky (Attorney in Fact)	Director

  -