Form 10-Q
period 2002-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2002-05-14
CIK 1009922

As filed with the Securities and Exchange Commission on May 14, 2002

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2002; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No.  0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

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

16,971,153 shares of common stock, par value $0.001 per share, as of May 13, 2002

Introductory Notes

The information in this quarterly report is current as of the date of this report, May 13, 2002, unless an earlier or later date is indicated.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2002, was CDN $1.5942 to U.S. $1. For information relative to the conversion of our accounts into U.S. dollars, see that section contained in explanatory note 2 to our consolidated financial statements included in this quarterly report captioned "Foreign Currency Translation".

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2002 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ending December 31, 2002. Until the first quarter of fiscal 2002, we were a development stage company.  Although we commenced receiving production revenues in the first quarter of fiscal 2002, the amount of those revenues going forward does not cover our operating costs.  The consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2001.

Special Note Regarding Forward Looking Statements

In this quarterly report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this quarterly report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this quarterly report would, for example, include statements relating to the timing and likelihood of success of our exploration, land acquisition, drilling and production plans, the performance of our joint venture partners, and various other statements concerning our prospective financial condition and results of operations generally contained in that section of this quarterly report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

Whenever you read any forward looking statement contained in this quarterly report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this section or elsewhere in this quarterly report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report. Additionally, the various uncertainties and risk factors described in this special note or elsewhere in this quarterly report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this quarterly report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this quarterly l report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Table of Contents

Page
CONSOLIDATED BALANCE SHEETS	5
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS	6
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	7
CONSOLIDATED STATEMENTS OF CASH FLOWS	8
EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Overview	23
Results Of Operations	23
Liquidity And Capital Resources	26
Other Matters	28
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	29
Oil And Gas Price Fluctuations	29
Currency Fluctuations	29
Interest Rate Fluctuations	30
UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION	30
Uncertainties And Risks Generally Relating To Our Company And Our Business	30
Risks Relating To Our Securities	38
Special Note Regarding The Observations, Beliefs And Opinions Expressed In This Quarterly Report Relating To The Scientific Basis And Principles Of SFD Technology	39
LEGAL PROCEEDINGS	39
CHANGES IN SECURITIES AND USE OF PROCEEDS	40
DEFAULTS UPON SENIOR SECURITIES	40
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40
OTHER INFORMATION	40
EXHIBITS AND REPORTS ON FORM 8-K	40
SIGNATURE	40

ENERGY EXPLORATION TECHNOLOGIES Consolidated Balance Sheets (expressed in U.S. dollars)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,018,897	$ 2,994,608
Accounts receivable	43,361	203,738
Due from officers and employees	1,198	92
Prepaid expenses and other	96,525	143,786
	-----------------------	-----------------------
Total current assets	2,159,981	3,342,224
Note receivable from officer [note 3]	32,761	32,097
Debt issuance costs [notes 2 and 7]	-	22,805
Aircraft and flight equipment held for sale [notes 2 and 4]	2,802,487	2,986,803
Oil and natural gas properties, on the basis of full cost accounting, net of depletion and impairments [notes 2 and 5]	5,526,983	4,917,558
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 6]	428,033	461,613
	-----------------------	-----------------------
Total assets	$ 10,950,245	$ 11,763,100
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 390,016	$ 445,579
Wages and employee benefits payable	113,339	65,435
Accrued oil and natural gas property costs	192,300	110,829
Current portion long-term debt [note 7]	73,144	71,407
Other accrued liabilities	47,353	133,636
	-----------------------	-----------------------
Total current liabilities	816,152	826,886
Long-term debt [note 7]	1,444,779	1,463,729
	-----------------------	-----------------------
Total liabilities	2,260,931	2,290,615
	-----------------------	-----------------------
Commitments [note 12]	-	-
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of March 31, 2002 and December 31, 2001 [note 9]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 shares issued as of March 31, 2002 and December 31, 2000 [note 8]	16,971	16,971
Additional paid-in capital	24,051,973	24,043,439
Deficit accumulated during the development stage	(15,158,961)	(14,365,745)
Accumulated other comprehensive loss	(221,469)	(222,980)
	-----------------------	-----------------------
Total shareholders' equity	8,689,314	9,472,485
	-----------------------	-----------------------
Total liabilities and shareholders' equity	$ 10,950,245	$ 11,763,100
	================	================

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Loss And Comprehensive Loss (expressed in U.S. dollars)

	Three months ended March 31,
	2002	2001
	(unaudited)
Revenues:
Oil and natural gas revenue	$ 10,718	$ -
Operating expenses:
Oil and natural gas operating expenses	2,022	-
Administrative [note 13]	340,830	314,150
Depletion and impairment of oil and natural gas properties [notes 2 and 5]	15,219	20,775
Amortization and depreciation [notes 2 and 6]	33,376	76,579
Research and development [note 2]	112,967	130,115
Survey support [notes 2]	58,760	51,082
Survey operations and data analysis [note 2]	12,991	37,957
Write-down of aircraft and flight equipment [note 4]	184,316	-
	-----------------------	-----------------------
Total operating expenses	760,481	630,658
Operating loss	(749,763)	(630,658)
Other income (expense):
Interest expense	(59,564)	(38,839)
Interest income	16,301	42,988
Other income (expense)	(190)	1,552
	-----------------------	-----------------------
Total other income (expense)	(43,453)	5,701
Net loss for the period	(793,216)	(624,957)
Other comprehensive loss:
Foreign currency translation adjustment	1,511	(132,500)
	-----------------------	-----------------------
Comprehensive loss for the period	$ (791,705)	$ (757,457)
	================	================
Basic and diluted loss per share [note 2]	$ (0.05)	$ (0.05)
	================	================
Weighted average shares outstanding	16,971,153	13,112,916
	================	================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Shareholder's Equity (expressed in U.S. dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount	Number	Amount
	(unaudited)
Beginning balance - December 31, 2000	$ (64,028)	13,112,916	$13,113	800,000	$ 800	-	$ -	$19,612,276	$ (9,977,155)
Net loss for the three months ended March 31, 2001	-	-	-	-	-	-	-	-	(624,957)
Net other comprehensive loss for the three months ended March 31, 2001	(132,500)	-	-	-	-	-	-	-	-
	---------------	----------------	-----------	-----------	----------	----------	------------	-----------------	--------------------
Balance - March 31, 2001	$(196,528)	13,112,916	$13,113	800,000	$ 800	-	$ -	$19,612,276	$ (10,602,112)
	==========	==========	=======	========	=======	=======	========	===========	=============

Beginning balance - December 31, 2001	$(222,980)	16,971,153	$16,971	800,000	$ 800	-	$ -	$24,043,439	$ (14,365,745)
Grant and vesting of options to investor relations consultant (note 13)	-	-	-	-	-	-	-	8,534	-
Net loss for the three months ended March 31, 2002	-	-	-	-	-	-	-	-	(793,216)
Net other comprehensive loss for the three months ended March 31, 2002	1,511	-	-	-	-	-	-	-	-
	---------------	----------------	-----------	-----------	----------	----------	------------	-----------------	--------------------
Balance - March 31, 2002	$(221,469)	16,971,153	$16,971	800,000	$ 800	-	$ -	$24,051,973	$ (15,158,961)
	==========	==========	=======	========	=======	=======	========	===========	=============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

Three months ended March 31,
	2002	2001
	(unaudited)
Operating activities:
Net loss for the period	$ (793,216)	$ (624,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	33,376	76,579
Write-down of aircraft and flight equipment	184,316	-
Depletion and impairment of oil and natural gas properties	15,219	20,775
Debt issuance costs	22,805	476
Changes in non-cash working capital:
Accounts receivable	160,377	351,963
Due from officers and employees	(1,106)	(98)
Prepaid expenses and other	47,261	(65,599)
Trade payables	38,887	(123,734)
Wages and employee benefits payable	47,904	(1,021)
Other accrued liabilities	(86,283)	(51,686)
Consulting costs settled by issuance of common stock and options	8,534	-
	-----------------------	-----------------------
Net cash used in operating activities	(321,926)	(417,302)
Financing activities:
Funds repaid for aircraft financing	(17,213)	(15,636)
	-----------------------	-----------------------
Net cash used in financing activities	(17,213)	(15,636)
Investing activities:
Funds invested in other property and equipment	-	(5,673)
Proceeds on sale of other property and equipment	204	-
Funds invested in oil and natural gas properties	(624,644)	(511,501)
Repayment of funds borrowed by an employee	(664)	1,885
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	(12,979)	21,254
	-----------------------	-----------------------
Net cash used in investing activities	(638,083)	(494,035)
Effect of net other comprehensive loss	1,511	(132,500)
Net cash outflow	(975,711)	(1,059,473)
Cash and cash equivalents position, beginning of period	2,994,608	4,279,279
	-----------------------	-----------------------
Cash and cash equivalents position, end of period	$ 2,018,897	$ 3,219,806
	================	================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

  Organization And Ability To Continue Operations

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system", to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), our two wholly-owned exploration subsidiaries which focus on exploration acquisition and development efforts in the United States and Canada, respectively. Survey operations for these exploration subsidiaries are conducted by our two aircraft operation subsidiaries, NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada"). NXT focuses on research and development efforts to improve the efficacy of our SFD survey system.

Although we commenced receiving production revenues in the first quarter of fiscal 2002, the amount of those revenues going forward does not cover our operating costs. Until the first quarter of fiscal 2002, we were a development stage company. Our ability to continue as a going concern in the longer term will be dependent upon our ability, either through our joint venture arrangements or for our own account, to successfully identify hydrocarbon bearing prospects, and to finance, develop, extract and market oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive sufficient revenues from our production with respect to prospects currently in the development stage, or through prospects we identify and exploit for our own account.

We have taken steps since the beginning of fiscal 2002 to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000 to $110,000 per month through a number of cost-saving measures until such time as we attain sufficient operating revenues or other sources of capital to finance operation and exploration costs. These activities included the recent sale of our Piaggio P180 Avanti aircraft for net proceeds of $1,054,464.  We believe these actions will enable us to maintain a minimal level of operations over the next twelve to 18 months.

We can give no assurance that any or all projects in our pending drilling, completion and tie-in programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other exploration costs. Should this not be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

We are authorized under our Articles of Incorporation to issue common stock and series 'A' preferred stock (sometimes referred to in our consolidated financial statements as "common shares" and "series 'A' preferred shares", respectively). See notes 8 and 9.

  Significant Accounting Policies

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month interim periods ended and as at March 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our consolidated financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2001.

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

Fair Value Of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, trade payables, wages and employee benefits payable, accrued liabilities and long-term debt. The book values of these financial instruments, other than long-term debt, approximates their fair values due to their short-term to maturity and similarity to current market rates. The carrying value of our long-term debt is considered to approximate its fair value because the interest rate is comparable to current rates available to our company. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Revenue Recognition

We recognize revenue from the sale of oil and natural gas when title passes to the customer.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included with goodwill or, in the alternative, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is in excess of its fair value. We adopted the provisions of each statement on January 1, 2002. The effect of adopting these standards is not material to these consolidated financial statements.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. We adopted the provisions of SFAS No. 144 on January 1, 2002. The effect of adopting this standard is not material to these consolidated financial statements.

  Note Receivable From Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Effective January 15, 2002, the terms of the underlying promissory note have been revised to allow the officer to defer, until October 3, 2002, repayment of the loan principal and accrued interest. The interest is determined using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5.5%) and is compounded semi-annually.
  Aircraft And Flight Equipment Held For Sale

In December 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. The sales are expected to occur during fiscal 2002 through the assistance of independent sales agents or through our own efforts. A write-down of $184,316 in the first quarter of fiscal 2002 (2001 - $0) has been recorded resulting in a cumulative loss of $202,849 from recognizing the fair value of these assets less their anticipated selling costs. See note 15.

  Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001
Aircraft and flight equipment held for sale	$ 3,383,538	$ 3,383,538
Less accumulated depreciation	(378,202)	(378,202)
Less accumulated write-down	(202,849)	(18,533)
	--------------------	--------------------
Net aircraft and flight equipment held for sale	$ 2,802,487	$ 2,986,803
	=============	=============

  These assets are reported as part of assets of our United States operations as of March 31, 2002 and December 31, 2001. See note 14.

  Oil And Natural Gas Properties

  Summarized below are the oil and natural gas property costs we capitalized for our three months ended and as of March 31, 2002 and December 31, 2001:

	Three Months Ended March 31,		As of March 31, 2002	As of December 31, 2001
	2002	2001
Acquisition costs	$ 19,610	$ 67,798	$ 1,056,051	$ 1,036,441
Exploration costs	599,051	470,733	6,610,128	6,011,077
Development costs	5,983	-	61,536	55,553
	-----------------	-----------------	-----------------	-----------------
Oil and natural gas properties	624,644	538,531	7,727,715	7,103,071
Less impairment	(11,066)	(20,775)	(2,127,483)	(2,116,417)
Less dispositions	-	-	(69,096)	(69,096)
Less depletion	(4,153)	-	(4,153)	-
	-----------------	-----------------	-----------------	-----------------
Net oil and natural gas properties	$ 609,425	$ 517,756	$ 5,526,983	$ 4,917,558
	===========	===========	===========	===========

  Net oil and natural gas property costs at March 31, 2002 are comprised of $2,600,103 ($2,144,706 at December 31, 2001) of proved property costs and $2,926,880 ($2,772,852 at December 31, 2001) of unproved property costs. We performed cost center ceiling tests on our oil and natural gas properties using the full cost method of accounting.  At March 31, 2002, the ceiling test for our Canadian cost center resulted in a write-down of $10,000 included in impairment of oil and natural gas properties. For fiscal 2001, the ceiling test for our Canadian cost center resulted in a write-down of $90,000 included in impairment of oil and natural gas properties.

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

  These assets are reported as part of assets from our United States operations as of March 31, 2002 and December 31, 2001. See note 13.

  Other Property And Equipment

  Summarized below are our capitalized costs for other property and equipment as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001
	-----------------	-----------------
Computer and SFD equipment	$ 272,680	$ 272,918
Computer and SFD software	117,404	117,493
Equipment	80,829	80,835
Furniture and fixtures	179,937	180,095
Leasehold improvements	193,942	194,113
SFD survey system (including software)	115,471	115,336
Tools	1,542	1,544
Vehicle	18,828	18,828
	-----------------	-----------------
Other property and equipment	980,633	981,162
Less accumulated depreciation, amortization and impairment	(552,600)	(519,549)
	-----------------	-----------------
Net other property and equipment	$ 428,033	$ 461,613
	============	============
  Long-Term Debt

On November 6, 2000, we borrowed $1,600,000 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants. We also paid $24,706 in fees with respect to this loan which we recorded as debt issuance costs. See note 15.  In December 2001, management decided to market the aircraft by which this debt is secured. See notes 4 and 15. For the three months ended March 31, 2002, we paid $36,897 ($38,475 for the three months ended March 31, 2001) of interest on this long-term debt.

  Long-Term Debt

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

  Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of March 31, 2002.
  Employee And Director Options

  We have summarized below all outstanding options under our various stock option plans and arrangements as of March 31, 2002:

Type Of Option And Plan	Grant Date	Exercise Price	As of March 31, 2002
			Outstanding	Vested
Director-Stand-alone	1-4-01	$ 2.00	30,000	30,000
Director-Stand-alone	5-20-97	5.25	45,000	45,000
Director-Stand-alone	1-4-01	2.00	45,000	45,000
Employee-1997 Plan	1-4-01	2.00	29,100	29,100
Director-Stand-alone	1-4-01	2.00	45,000	45,000
Employee-1997 Plan	1-4-01	2.00	25,000	25,000
Employee-1997 Plan	1-4-01	2.00	96,875	53,542
Employee-1997 Plan	1-4-01	2.00	20,000	10,000
Executive-1999 Plan	1-4-01	2.00	580,800	330,800
Executive-1999 Plan	5-1-99	2.80	400,000	-
Employee-1997 Plan	1-4-01	2.00	7,000	7,000
Employee-1997 Plan	1-4-01	2.00	16,000	4,000
Employee-1997 Plan	1-4-01	2.00	100,000	40,000
Employee-1997 Plan	1-4-01	2.00	56,750	26,750
Employee-1997 Plan	11-16-99	4.125	4,000	4,000
Director-2000 Plan	1-4-01	2.00	45,000	35,000
Employee-1997 Plan	1-4-01	2.00	20,000	8,000
Director-2000 Plan	1-4-01	2.00	80,000	40,000
Employee-1997 Plan	1-4-01	2.00	45,000	9,000
Employee-1997 Plan	1-4-01	2.00	30,000	6,000
Employee-1997 Plan	1-4-01	2.00	35,000	35,000
Employee-1997 Plan	8-9-00	4.125	3,000	3,000
Employee-1997 Plan	1-4-01	2.00	25,000	25,000
Employee-1997 Plan	12-27-00	4.125	15,000	7,000
Employee-1997 Plan	1-4-01	2.00	15,000	7,000
Employee-1997 Plan	1-4-01	2.00	6,000	6,000
Employee-1997 Plan	1-4-01	2.00	50,000	-
			--------------	--------------
			1,869,525	876,192
			==========	==========

  The employee options outstanding as of March 31, 2002 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of March 31, 2002 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversary of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of March 31, 2002 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

  Commitments

  As of March 31, 2002, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

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

  On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of December 31, 2001, expires on January 31, 2003. Our combined obligations for base lease payments, building operating costs and other pass-through items as of March 31, 2002 was CDN $23,173 per month, which translates into US $14,539 per month based upon the closing conversion rate as of that date.

  On June 1, 2000, we entered into a five-year operating lease for our hangar facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of March 31, 2002 was CDN $13,345, which translates into US $8,371 per month based upon the closing conversion rate as of that date. The monthly lease obligation increases 3% annually commencing June 1, 2002 until the end of the lease term.

  Investor Relations Options

  On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our three-month period ended March 31, 2002, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $8,534 ($0 for our three-month interim period ended March 31, 2001) in connection with the grant and vesting of these options.

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

Prior to the first quarter of 2002, the majority of our revenues were derived from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month periods ended March 31, 2002 and March 31, 2001 is geographic information relating to:

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
Three Months Ended	United States	Canada	Total
March 31, 2002:
Revenues from oil and natural gas production	$ -	$ 10,718	$ 10,718
Revenues from other sources	15,823	478	16,301
	------------------	------------------	------------------
Operating loss	$ (667,616)	$ (125,600)	$ (793,216)
March 31, 2001:
Revenues from oil and natural gas production	$ -	$ -	$ -
Revenues from other sources	41,998	2,542	44,540
	------------------	------------------	------------------
Operating loss	$ (439,737)	$ (190,921)	$ (630,658)
	============	============	============

Summarized below is geographic information relating to our assets as of March 31, 2002 and December 31, 2001, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
March 31, 2002	$ 8,826,788	$ 2,123,457	$ 10,950,245
December 31, 2001	$ 9,672,447	$ 2,090,653	$ 11,763,100

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

  Subsequent Events

On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party for gross proceeds of $2,580,000, and net proceeds of $1,054,464 after settlement of principal and interest due on the related asset based collateralized loan. We recorded a loss from the sale of this aircraft in the amount of $184,316 as part of our operating loss for the period ended March 31, 2002. See note 7. We also expensed the remaining unamortized debt issuance costs of $22,805 originally incurred for the financing of this aircraft. See note 7.

Management's Discussion And Analysis
Of Financial Condition And Results Of Operations

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

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 1% of any Prospect Profits (as that term is defined in the license) which we may receive.

Although we commenced receiving production revenues in the first quarter of fiscal 2002, the amount of those revenues going forward does not cover our operating costs. Until the first quarter of fiscal 2002, we were a development stage company.

For additional and more detailed background information relating to our company and our business, see our annual report on form 10-K for our fiscal year ended December 31, 2001.

Results Of Operations

Operating Revenues

During our three-month interim period ended March 31, 2002, we realized revenues from Canadian natural gas and natural gas liquids production of $10,718 on production of 4,506 mcfe for a netback of $1.93 per mcfe. This production represents our interest in three Canadian wells, which commenced production late in the quarter. Oil and natural gas revenues from United States operations will commence in the second quarter of 2002.

Operating Loss

We incurred an operating loss of $749,763 for our three-month interim period ended March 31, 2002, as compared to $630,658 for the corresponding interim period in fiscal 2001, representing a $119,105 or 18.9% overall increase. The increase in our operating loss for our three-month interim period March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the following changes in expenses:

  a $184,316 write-down of aircraft and flight equipment;

  a $26,680, or 8.5%, increase in administrative expense from $314,150 to $340,830;

  a $15,219 charge to reflect depletion and impairment in our oil and natural gas properties;

  a $7,678, or 15%, increase in survey support expense from $51,082 to $58,760; and

  an oil and natural gas operating expense of $2,022;

partially offset by

  a $43,203, or 56.4%, decrease in amortization and depreciation from $76,579 to $33,376;

  a $24,966, or 65.8%, decrease in survey operations and data analysis expense from $37,957 to $12,991; and

  a $17,148, or 13.2%, decrease in research and development expense from $130,115 to $112,967.

The continuing increase in our operating losses for our three-month period ended March 31, 2002 over the prior corresponding fiscal period generally reflect severance costs incurred to reduce staff levels. As noted below in that section of this quarterly report captioned "Liquidity And Capital Resources-Plan Of Operation And Prospective Capital Requirements", we are currently reducing the level of our general and administrative and exploration expenses pending the completion of our Antelope Tail drilling activities.

Relative Changes In Research And Development Expense

The $17,148 or 13.2% decrease in research and development expense for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was principally attributable to a decrease in research and development staff as we decrease operating costs until we complete our Antelope Tail drilling.

Depletion and Impairment Of Oil And Natural Gas Properties

The $15,219 depletion and impairment of oil and natural gas properties for our three-month interim period ended March 31, 2002 relates to depletion expense recorded based on our first quarter production and a ceiling test write-down of Canadian cost center oil and natural gas properties. Depletion rates for our Canadian and United States operations for fiscal 2002 are estimated at $5.53 per boe and $5.90 per boe, respectively.

Relative Changes In Amortization and Depreciation

The $43,203 or 56.4% decrease in amortization and depreciation for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable aircraft and flight equipment held for sale in the first quarter of 2002 not being depreciated.

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

The $7,678 or 15% increase in survey support expense for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to higher costs to maintain our survey aircraft for the period.

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

Our survey and data analysis expense for our three-month interim period ended March 31, 2002 was $12,991 as compared to $37,957 over the corresponding interim period in fiscal 2001, before and after taking joint venture partner reimbursements into consideration. Our joint venture partner reimbursement for our three-month interim periods ended March 31, 2002 and 2001 were $0.

The decrease in survey and data analysis expense for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to a reduction in SFD survey and interpretation activities in the period due to our efforts to reduce operating costs pending the completion of Antelope Tail drilling.

Relative Changes In Administrative Expense

The $26,680 or 8.5% increase in our administrative expense for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the severance costs incurred to reduce general and administrative staff levels.

Other Items
  Interest Income

  We earned $16,301 in interest income for our three-month interim period ended March 31, 2002, as compared to $42,988 for the corresponding interim period in fiscal 2001. The decrease in interest income for our three-month interim period ended March 31, 2002 was attributable to lower cash balances as a result of our application of available cash for operational and capital requirements.
  Interest Expense

  We incurred $59,564 in interest expense for our three-month interim period ended March 31, 2002, as compared to $38,839 for the for the corresponding interim period in fiscal 2001. Our interest expense for our three-month interim period ended March 31, 2002 related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft. Also, previously deferred debt issuance costs associated with the financing of this aircraft have been realized due to its sale subsequent to the end of the current quarter.

  Comprehensive Gains And Losses

We recorded a $1,511 foreign currency translation gain for our three-month interim period ended March 31, 2002 as a comprehensive loss item on our statements of loss and shareholders' equity (deficit), as compared to a $132,500 currency translation loss for our three-month interim period ended March 31, 2001. Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our three-month interim period ended March 31, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties related parties.

Liquidity And Capital Resources

Sources Of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through March 31, 2002 were funded principally from:

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

We also borrowed $1,600,000 for working capital purposes on November 6, 2000 pursuant to an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants, although it does allow the lender to accelerate the loan in the event of our insolvency or bankruptcy or any adverse change in our consolidated financial condition, or in the event the estimated retail value of the secured collateral falls anytime to less than 50% of the outstanding balance of the loan. We sold the Piaggio aircraft on May 1, 2002, and retired this loan.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of March 31, 2002 was $2,018,897, as compared to $2,994,608 as of December 31, 2001. Our cash position as of March 31, 2001 was $3,219,806, as compared to $4,279,279 as of December 31, 2000. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

The $975,711 decrease in our cash position for our three-month period ended March 31, 2002 was attributable to $344,731 in cash used in operating activities, $638,083 in cash used in investing activities, $5,592 in cash generated through financing activities and a $1,511 comprehensive gain due to the effect of exchange rate changes. The $1,059,473 decrease in our cash position for our three-month period ended March 31, 2001 was attributable to $15,160 in cash used through financing activities, $417,778 in cash used in operating activities, $494,035 in cash used in investing activities, and a $132,500 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $344,731 for our three-month period ended March 31, 2002, as compared to cash requirements of $417,778 for our three-month period ended March 31, 2001. The $344,731 of cash used in operating activities for our three-month period ended March 31, 2002 reflected our net loss of $793,216 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $417,778 of cash used in operating activities for our three-month period ended March 31, 2001 reflected our net loss of $624,957 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We generated $5,592 in cash from financing activities for our three-month period ended March 31, 2002, as compared to using $15,160 in cash from financing activities for our three-month period ended March 31, 2001. The $5,592 in cash generated through financing activities for our three-month period ended March 31, 2002 was due to principal repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft offset by the realization of previously deferred insurance costs. The $15,160 of cash used through financing activities for our three-month period ended March 31, 2001 was due to principal repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

We used cash in the amount of $638,083 for investing activities for our three-month period ended March 31, 2002, as compared to $494,035 in cash used for investing activities for our three-month period ended March 31, 2001. The principal use of cash for our three-month period ended March 31, 2002 was to drill two wells, complete three wells, tie-in two wells and purchase seismic data ($624,644), while the principal use of cash for our three-month period ended March 31, 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($511,501).

Plan Of Operation And Prospective Capital Requirements

Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and natural gas industry and their experience and attitudes toward new and unproven technologies, the only practical way for NXT to prove-out the efficacy of our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to account for a variety of different geological conditions and statistically prove-out the efficacy of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie them into sales or gathering systems are very expensive and can easily exceed $1 million per well (indeed, total drilling and completion costs alone on our Wyoming prospects range from $1.25 million to up to $4 million), the overall cost to prove-out our SFD technology over at least 30 prospects will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs.

We have approximately $2,198,000 in cash on hand as of the date of this quarterly report to fund our pending drilling program and to contribute toward our administration, operational and research and development requirements. Of this amount, approximately $975,000 has been set aside to fund our share of drilling and completion costs for our pending Antelope Tail project in Wyoming, leaving $1,223,000 toward operational, research and development, and prospective exploration requirements. Given the continuing delays in the spud date for our Antelope Tail exploration well, we have taken steps to significantly cut-back our expenses relating to administration, exploration and research and development staffing, activities and operations from approximately $250,000 per month to approximately $110,000 going forward as of the date of this quarterly report. We have also raised funds through the sale of our Piaggio P180 Avanti survey aircraft, and have agreed to sell our interest in our producing Beiseker, Alberta, prospect for CDN $390,500.

Based upon current rates and commodity prices, we anticipate monthly revenue going forward of approximately $35,000 to our interest with respect to our Ice Caves prospect in the Williston basin of North Dakota. Production at this well commenced in late April 2002. After taking into consideration projected proceeds from Ice Caves, prospective proceeds from the sale of our Beiseker prospects, and our anticipated cost to participate in drilling the Antelope Tail well, we believe we could maintain our current level of operations for approximately twelve to 18 months. We would ramp-up operations, including acquiring or leasing another survey aircraft, if the Antelope Tail project is successfully drilled or we otherwise raise sufficient revenues or additional working capital through public or private sales of our securities in order to support increased operations.

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

Other Matters

Foreign Exchange

We may, in consolidating our accounting records for financial reporting purposes in any period rates, record a comprehensive gain or loss item on our statements of loss and shareholders' equity (deficit) during that period as a result of the fluctuation in United States-Canadian currency exchange rates. Our exposure to significant foreign currency gains or losses on our accounting records will increase to the extent we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative And Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first three months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

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

  Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers, where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and SEC guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since our depletion and depreciation rate would then be lower. Similarly, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates in the event this were to cause write-downs under the ceiling test.

  Our management also periodically assesses the carrying values of unproved properties to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of the anticipated future net cash flows based upon reserve potential and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs. Were our management to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in increased impairment expense.

For a more complete description of the full cost method of accounting for oil and natural gas properties and equipment, see that section in explanatory note 2 to our consolidated financial statements included with this quarterly report captioned "Oil And Natural Gas Properties".

Recent Accounting Pronouncements

For a summary of the effect of recent accounting pronouncements on our company, see that section in explanatory note 2 to our consolidated financial statements included with this quarterly report captioned "Recent Accounting Pronouncements".

Quantitative and Qualitative Disclosure About Market Risk

Oil And Gas Price Fluctuations

Our primary market risks are related to market changes in oil and natural gas prices. Since our prospective revenues will be tied to the price at which either NXT or our joint venture partners sell oil and natural gas on the world market, any fluctuations in these prices will directly and proportionately impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and natural gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and natural gas prices. Specifically, increases in oil and natural gas prices are generally accompanied by increases in industry competition and costs to acquire drilling rights, while decreases in oil and natural gas prices are generally accompanied by a similar decline in competition and costs to acquire drilling rights. The effect of changes in oil and natural gas prices will also affect our joint venture partner's decision-making relative to the scope and budget for exploration, land acquisition, drilling, completion and tie-in activities, which will then impact NXT.

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

Interest Rate Fluctuations

It is our policy to maintain the bulk of our available cash in U.S. dollar-denominated money-market accounts. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

Uncertainties And Other Risk Factors That
May Affect Our Future Results And Financial Condition

Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the SEC, including our annual report on form 10-K for the fiscal year ended December 31, 2001, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Uncertainties and Risks Generally Relating To Our Company And Our Business

We can give you no assurance that our pending drilling program will be successful. The failure of our pending drilling program could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

Exploration and development of oil and natural gas is extremely risky, particularly given our present stage of business development. An investment in our securities should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas. Oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that expenditures we make on future exploration will result in new discoveries of oil or gas. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered, particularly in areas of tight sands such as that in Wyoming in which a portion of our pending drilling program will be centered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, cratering, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental regulations, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. Our joint venture partners' inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

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

We have accumulated losses since our inception, and our continued inability to generate revenues and profits would adversely affect our ability to participate in land acquisition, seismic and drilling projects and raise additional capital, and could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

Although we commenced receiving production revenues in the first quarter of fiscal 2002, the amount of those revenues going forward will not cover our operating costs. Until the first quarter of fiscal 2002, we were a development stage company. Our failure to increase oil and natural gas revenues and ultimately derive operating profits from our pending drilling program would:

  in the shorter-term, adversely affect our ability to:

    complete pending and proposed drilling and development programs and fund our current operational requirements; and

    raise additional working capital;

  in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

  Decisions relating to the drilling, completion and tie-in of wells for our pending drilling program as well as additional prospects and their tie-in into gathering systems will ultimately be made by our joint venture partners. We can therefore give no assurance as to when or whether any of these wells will be tied-into gathering systems or the underlying fields developed other than assurances or estimates given to us by our joint venture partners. We have, as a result of our lack of revenues, incurred a cumulative net loss (after taking comprehensive gains and losses into consideration) in the amount of $15,380,430 from our inception in October 1995 through March 31, 2002, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future unless and until we are able to bring satisfactory additional producing wells and fields on-line. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

    the efficacy of our SFD technology in identifying commercially viable prospects; and

    the cooperation of, and capital investment by, our joint venture partners in exploiting these prospects, or our ability to independently raise the funds necessary to exploit these prospects.

  Our SFD technology is still being tested and at this time must be regarded as a speculative and unproven technology. We believe that we would need to participate in a minimum of 30 prospects in order to account for a variety of different geological conditions and statistically prove the efficacy of our SFD technology (to date we have participated in only seven prospects, although nineteen wells have been drilled on those prospects). Since costs to acquire ancillary seismic data, to acquire drilling rights, to drill, case and complete wells, and to tie them into sales or gathering systems are very expensive and can easily exceed $1 million per well (indeed, total drilling and completion costs alone on our Wyoming prospects range from $1.25 million to up to $4 million), the overall cost to prove our SFD technology over at least 30 prospects will require significant capital resources, particularly if NXT (as opposed to our joint venture or other drilling partners) is required to bear a significant portion or all of these costs.

  Although we believe that our SFD technology has demonstrated a prospective ability as a geologic structural identification tool, we nevertheless cannot give you any assurance that our SFD technology will be able to consistently identify oil and natural gas prospects, or that these prospects will be commercially exploitable. We also cannot give you any assurance that we will be able to consistently discover commercial quantities of oil and natural gas, or that our joint venture partners will successfully acquire and drill properties at low finding costs.

  We are reliant upon our joint venture partners for opportunities to participate in exploration prospects

  The exploration process is exceedingly expensive and complicated. We will be reliant, at least in the near-term, upon our joint venture partners for opportunities to participate in exploration prospects through overriding royalties or equity participation on a working interest basis from producing SFD prospects. Currently, we do not concurrently anticipate renewed exploration activities with CamWest under our joint venture with that company as we focus on developing our inventory of prospects under that joint venture. We also do not currently have an active Canadian joint venture partner, although we are in active discussions with several prospective partners. We intend, however, to suspend formal joint venture activities pending current drilling results at our Antelope Tail prospect in order to preserve cash flow. Our inability to enter into new joint ventures would have a material adverse effect on the realization of return from our interest in projects and on our overall financial condition and results of operations.

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

  the selection of exploration areas;

   the selection and approval of prospects for lease/acquisition and exploratory drilling;

  obtaining favorable leases and required permits for projects;

  the availability of capital resources of the joint venture partner for land acquisition, seismic and drilling expenditures;

  the determination of drilling locations, the timing of drilling activity, and which wells to complete and tie-in; and

  the timing and amount of distributions from the production.

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

  Our revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which we participate

  Pursuant to our business plan, our revenues and cash flow will, at least in the near-term, be principally dependent upon the success of drilling and production from prospects in which we participate through agreements with our joint venture partners in the form of an overriding royalty or a working interest or other participation right. The success of these prospects will be determined by the location, development and production of commercial quantities of hydrocarbons. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered. The cost to our joint venture partners to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental regulations and shortages or delays in the delivery of equipment. Our joint venture partners' inability to successfully acquire prospects and drill wells on these prospects which produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  The intense competition that is prevalent in the oil and natural gas industry could have a material adverse effect on our business

  Should we pursue exploration and development activities without partners, we will have to establish markets for any oil and natural gas we produce and we will also have to market our oil and natural gas to prospective buyers. The marketability and price of oil and natural gas which may be acquired or discovered by us will be affected by numerous factors beyond our control. We will be affected by the differential between the price paid by refiners for light quality oil and the grades of oil produced by us. Our ability to market our natural gas may depend upon our ability to acquire space on pipelines which deliver natural gas to commercial markets. We will also likely be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities and relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business. We have limited direct experience in the marketing of oil and natural gas.

  We compete directly with independent, technology-driven exploration and service companies, and indirectly (through our joint venture partnerships) with major and independent oil and natural gas companies in our exploration for and development of commercial oil and natural gas properties. We will experience competition from numerous oil and natural gas exploration competitors offering a wide variety of geological and geophysical services. Many of these competitors have substantially greater financial, technical, sales, marketing and other resources than we do, and may be able to devote greater resources to the development, promotion and sales of their services than our company. We cannot give any assurance that our competitors will not develop exploration technologies that are superior to our SFD technology, or that these technologies will not achieve greater market acceptance than our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, consolidated financial condition and results of operations.

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

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance

  There is limited market acceptance for our SFD technology, and it must compete with established geological and geophysical technologies which have already achieved market acceptance. As is typical in the case of any new technology, demand and market acceptance for our SFD technology by industry partners is subject to a high level of uncertainty and risk. Because the market for our SFD technology is new and evolving, it is difficult to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our exploration technology will develop, or be sustainable. If the market fails to develop, or if our exploration technology does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

  Our inability to acquire and retain key managerial and geological personnel could have a material adverse effect on our business

  Our success is dependent upon the continued efforts of Mr. George Liszicasz, the inventor of our SFD technology and our Chief Executive Officer, who is responsible for the continuing development of our SFD technology and SFD interpretation activities. The loss of Mr. Liszicasz would likely have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into an employment and non-competition agreement with Mr. Liszicasz, he nevertheless cannot be prevented from leaving NXT so long as he does not employ SFD technology for oil and natural gas exploration purposes. We also do not carry key person life insurance policies on Mr. Liszicasz.

  In addition, our President, a professional geologist, has recently left our company leaving this position vacant. Also, our Vice President of Exploration (U.S.), a professional geologist, will depart our company at the end of August 2002. Our success will depend to a significant extent on our ability to engage one or more qualified oil and gas professionals to replace these executives and to work with Mr. Liszicasz. Although we are currently engaged in discussions with qualified candidates to fill these executive positions, we can give you no assurance that these positions will be satisfactorily filled. Our inability to fill these positions could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Our limited operating history could adversely affect our business

  We are a recently organized corporation with an unproven technology and a limited operating history. Our activities through the date of this quarterly report have encompassed:

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

  A small number of our principal shareholders retain the ability to influence or control our company

  One our shareholders, Mr. George Liszicasz, beneficially own approximately 30% of the common shares outstanding, and therefore have the power to influence the election of a majority of our board of directors. Our board of directors, in turn, has the power to appoint our officers and to determine, in accordance with their fiduciary duties and the business judgment rule, our direction, objectives and policies, such as:

    our business expansion or acquisition policies;

    whether we should raise additional capital through financing or equity sources, and in what amounts;

    whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts;

    whether we should sell all or a substantial portion of our assets, or should we merge or consolidate with another corporation; and

    transactions which may cause or prevent a change in control or the winding up or liquidation of our company.

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

  An investment in the common shares will entail entrusting these and similar decisions to our present management, including Mr. Liszicasz, subject to their fiduciary duties.

  We may be unable to protect our intellectual property

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

  Risks Relating to Our Securities

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

  Because we have a limited operating history and limited revenues or profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

  Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of NXT currently hold vested options entitling them to acquire 1,382,525 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent. The 800,000 series 'A' preferred shares outstanding are also each convertible into approximately 2.91 common shares as of the date of this quarterly report.

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

  Special Note Regarding The Observations, Beliefs And Opinions Expressed In This Quarterly report Relating To The Scientific Basis And Principles Of SFD Technology

  The observations, beliefs and opinions we express in this quarterly report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD technology to detect subsurface conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, including our joint venture partners and any outside professional geologists and engineers we may engage to provide services to our company, except to the extent expressly stated in this quarterly report. We maintain the scientific and operating principles and mechanics of our SFD technology in strict confidence. While our joint venture partners and any outside professional geologists and engineers we may engage from time-to-time have observed the operations of our SFD technology while on survey assignments, and have also observed the SFD interpretive process, they have not been given any proprietary information relating to the scientific and operating principles and mechanics of our SFD technology other than general information consistent with the general observations, beliefs and opinions we express in this quarterly report. Our joint venture partners and any outside professional geologists and engineers we may engage do not hold themselves out as being experts in or otherwise having specific knowledge as to our SFD technology and its scientific basis and principles.

  Legal Proceedings

  As of the date of this quarterly report, there are:

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

  Changes In Securities And Use Of Proceeds

  Not Applicable

  Defaults Upon Senior Securities

  Not Applicable

  Submission Of Matters To A Vote Of Security Holders

  Not Applicable

  Other Information

  Not Applicable

  Exhibits And Reports On form 8-K

  None

  Signature

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated at Calgary, Alberta, this 13th day of May, 2002.
Energy Exploration Technologies

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)