Form 10-Q
period 2002-06-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2002-08-14
CIK 1009922

As filed with the Securities and Exchange Commission on August 14, 2002

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-Month Period Ended June 30, 2002; Or
[_]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

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

16,971,153 shares of common stock, par value $0.001 per share, as of August 13, 2002

Energy Exploration Technologies

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2002

Item 1 - Financial Information

ENERGY EXPLORATION TECHNOLOGIES Consolidated Balance Sheets (expressed in U.S. dollars)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,853,926	$ 2,994,608
Accounts receivable	183,459	203,738
Due from officers and employees	4,205	92
Prepaid expenses and other	160,868	143,786
Total current assets	2,202,458	3,342,224
Note receivable from officer [note 3]	34,638	32,097
Debt issuance costs [notes 2 and 7]	--	22,805
Aircraft and flight equipment held for sale [notes 2 and 4]	222,487	2,986,803
Oil and natural gas properties, on the basis of full cost accounting, net of depletion and impairments [notes 2 and 5]	5,360,786	4,917,558
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 6]	408,779	461,613
Total assets	$ 8,229,148	$ 11,763,100
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 112,612	$ 445,579
Wages and employee benefits payable	54,264	65,435
Accrued oil and natural gas property costs	14,281	110,829
Current portion long-term debt [note 7]	--	71,407
Other accrued liabilities	29,871	133,636
Total current liabilities	211,028	826,886
Long-term debt [note 7]	--	1,463,729
Total liabilities	211,028	2,290,615
Contingencies, continuing operations and commitments [notes 1 and 12]	--	--
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of June 30, 2002 and December 31, 2001 [note 9]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 shares issued as of June 30, 2002 and December 31, 2001 [note 8]	16,971	16,971
Additional paid-in capital	24,060,599	24,043,439
Accumulated deficit	(15,948,996)	(14,365,745)
Accumulated other comprehensive loss	(111,254)	(222,980)
Total shareholders' equity	8,018,120	9,472,485
Total liabilities and shareholders' equity	$ 8,229,148	$ 11,763,100

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Loss And Comprehensive Loss (expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
Oil and natural gas revenue	$ 181,713	$ --	$ 192,431	$ --
Operating expenses:
Oil and natural gas operating expenses	46,813	--	48,835	--
Administrative [note 13]	504,710	414,649	845,540	728,799
Depletion and impairment of oil and natural gas properties [notes 2 and 5]	312,253	17,160	327,472	37,935
Amortization and depreciation [notes 2 and 6]	34,084	76,438	67,460	153,017
Research and development [note 2]	39,676	89,377	152,643	219,492
Survey support [note 2]	30,238	68,362	88,998	119,444
Survey operations and data analysis [note 2]	(2,574)	34,612	10,417	72,569
Write-down of aircraft and flight equipment [note 4]	--	--	184,316	--
Total operating expenses	(965,200)	(700,598)	(1,725,681)	(1,331,256)

Operating loss	(783,487)	(700,598)	(1,533,250)	(1,331,256)

Other income (expense):
Interest expense	(11,410)	(38,570)	(70,974)	(77,409)
Interest income	5,938	19,991	22,239	62,979
Other income (expense)	(1,076)	2,277	(1,266)	3,829
Total other income (expense)	(10,601)	(16,302)	(50,001)	(10,601)

Net loss for the period	(790,035)	(716,900)	(1,583,251)	(1,341,857)

Other comprehensive income (loss):
Foreign currency translation adjustment	110,215	117,049	111,726	(15,451)
Comprehensive loss for the period	$ (679,820)	$ (599,851)	$ (1,471,525)	$ (1,357,308)

Basic and diluted loss per share [note 2]	$ (0.05)	$ (0.05)	$ (0.09)	$ (0.10)

Weighted average shares outstanding	16,971,153	13,112,916	16,971,153	13,112,916

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Shareholders' Equity (expressed in U.S. dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount	Number	Amount
	(unaudited)
Beginning balance -- December 31, 2000	$ (64,028)	13,112,916	$ 13,113	800,000	$ 800	--	$ --	$ 19,612,276	$ (9,977,155)
Grant and vesting of options to investor relations consultant (note 13)	--	--	--	--	--	--	--	58,720	--
Net loss for the six months ended June 30, 2001	--	--	--	--	--	--	--	--	(1,341,857)
Net other comprehensive loss for the six months ended June 30, 2001	(15,451)	--	--	--	--	--	--	--	--
Balance --June 30, 2001	$ (79,479)	13,112,916	$ 13,113	800,000	$ 800	--	$ --	$ 19,670,996	$ (11,319,012)

Beginning balance -- December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	--	$	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor relations consultant (note 13)	--	--	--	--	--	--	--	17,160	--
Net loss for the six months ended June 30, 2002	--	--	--	--	--	--	--	--	(1,583,251)
Net other comprehensive income for the six months ended June 30, 2002	111,726	--	--	--	--	--	--	--	--
Balance -- June 30, 2002	$ (111,254)	16,971,153	$ 16,971	800,000	$ 800	--	$ --	$ 24,060,599	$ (15,948,996)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

	Six months ended June 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss for the period	$ (1,583,251)	$ (1,341,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	67,460	153,017
Write-down of aircraft and flight equipment	184,316	37,935
Depletion and impairment of oil and natural gas properties	327,472	--
Debt issuance costs	22,805	951
Changes in non-cash working capital:
Accounts receivable	20,279	623,727
Due from officers and employees	(4,113)	(673)
Prepaid expenses and other	(17,082)	(155,783)
Trade payables	(84,298)	(26,651)
Wages and employee benefits payable	(11,171)	(5,481)
Other accrued liabilities	(103,765)	(43,861)
Consulting costs settled by issuance of common stock and options	17,160	58,720
Net cash used in operating activities	(1,164,188)	(699,956)
Financing activities:
Funds repaid for aircraft financing	(1,535,136)	(31,652)
Net cash used in financing activities	$ (1,535,136)	$ (31,652)
Investing activities:
Funds invested in other property and equipment	$ (22,060)	$ (18,999)
Proceeds received on sale of other property and equipment	2,587,434	--
Funds invested in oil and natural gas properties	(770,700)	(1,957,152)
Proceeds on sale of oil and natural gas properties	--	72,655
Funds repaid (borrowed) by an employee	(2,541)	721
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	(345,217)	(492,798)
Net cash generated by (used in) investing activities	1,446,916	(2,395,573)
Effect of net other comprehensive income (loss)	111,726	(15,451)
Net cash outflow	(1,140,682)	(3,142,632)
Cash and cash equivalents position, beginning of period	2,994,608	4,279,279
Cash and cash equivalents position, end of period	$ 1,853,926	$ 1,136,647

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

1. Organization And Ability To Continue Operations

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system", to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), our two wholly-owned exploration subsidiaries which focus on exploration acquisition and development efforts in the United States and Canada, respectively. Survey operations for these exploration subsidiaries are conducted by our two aircraft operation subsidiaries, NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada"). NXT focuses on research and development efforts to improve the effectiveness of our SFD survey system.

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

We have taken steps since the beginning of fiscal 2002 to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000 to $110,000 per month through a number of cost-saving measures until such time as we attain sufficient operating revenues or other sources of capital to finance operation and exploration costs. These activities included the recent sale of our Piaggio P180 Avanti aircraft for net proceeds of $1,054,464. See note 4. We believe these actions will enable us to maintain a minimal level of operations over the next twelve to 18 months.

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

2. Significant Accounting Policies

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month and six-month interim periods as at and there ended June 30, 2002 and 2001 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2001.

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

The carrying values of unproved oil and natural gas properties, which are excluded from the depletion calculation, are assessed on a quarterly basis to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of potential sales proceeds for similar leases in similar areas, and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs.

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

3. Note Receivable From Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to a former officer in connection with his relocation to Calgary, Alberta. Effective January 15, 2002, the terms of the underlying promissory note have been revised to allow the former officer to defer, until October 3, 2002, repayment of the loan principal and accrued interest. The interest is determined using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5.5%) and is compounded semi-annually.

4. Aircraft And Flight Equipment Held For Sale

In December 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party for gross proceeds of $2,580,000, and net proceeds of $1,054,464 after settlement of principal and interest due on the related asset based collateralized loan. We recorded a write-down of $184,316 recognizing the decrease in the fair value of this asset less its selling costs as part of our operating loss for the first quarter of 2002. The sale of our remaining aircraft is expected to occur during fiscal 2002 through the assistance of independent sales agents or through our own efforts.

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001
Aircraft and flight equipment held for sale	$ 390,912	$ 3,383,538
Less accumulated depreciation	(125,653)	(378,202)
Less accumulated write-down	(42,772)	(18,533)
Net aircraft and flight equipment held for sale	$ 222,487	$ 2,986,803

These assets are reported as part of assets of our United States operations as of June 30, 2002 and December 31, 2001. See note 14.

5. Oil And Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our six months ended and as of June 30, 2002 and December 31, 2001:

	Six Months Ended June 30,		As of June 30, 2002	As of December 31, 2001
	2002	2001
Acquisition costs	$ 39,732	$ 384,111	$ 1,076,173	$ 1,036,441
Exploration costs	700,785	1,500,386	6,711,862	6,011,077
Development costs	30,183	--	85,736	55,553
Oil and natural gas properties	770,700	1,884,497	7,873,771	7,103,071
Less impairment	(264,065)	(37,935)	(2,380,482)	(2,116,417)
Less dispositions	--	--	(69,096)	(69,096)
Less depletion	(63,407)	--	(63,407)	--
Net oil and natural gas properties	$ 443,228	$ 1,846,562	$ 5,360,786	$ 4,917,558

Net oil and natural gas property costs at June 30, 2002 are comprised of $2,312,682 ($2,144,706 at December 31, 2001) of proved property costs and $3,048,104 ($2,772,852 at December 31, 2001) of unproved property costs. We performed cost center ceiling tests on our oil and natural gas properties using the full cost method of accounting. At June 30, 2002, the ceiling tests for our Canadian and United States cost centers resulted in write-downs of $183,000 and $80,000, respectively, which are included in depletion and impairment of oil and natural gas properties. For the year ended December 31, 2001, the ceiling test for our Canadian cost center resulted in a write-down of $90,000 included in impairment of oil and natural gas properties.

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

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the above noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

6. Other Property And Equipment

Summarized below are our capitalized costs for other property and equipment as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Computer and SFD equipment	$ 279,206	$ 272,918
Computer and SFD software	122,616	117,493
Equipment	81,238	80,835
Furniture and fixtures	189,194	180,095
Leasehold improvements	203,919	194,113
SFD survey system (including software)	115,471	115,336
Tools	1,622	1,544
Vehicle	18,828	18,828
Other property and equipment	1,012,094	981,162
Less accumulated depreciation, amortization and impairment	(603,315)	(519,549)
Net other property and equipment	$ 408,779	$ 461,613

7. Long-Term Debt

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

On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full. See note 4. We also expensed the remaining unamortized debt issuance costs of $22,805 originally incurred for the financing of the aircraft in the first quarter of 2002. For the six months ended June 30, 2002, we paid $61,264 ($63,914 for the six months ended June 30, 2001) of interest on this long-term debt.

8. Common Stock

On September 18, 2001, we raised $4,374,237 in gross proceeds through a private placement of 3,803,684 common shares at $1.15 per share. Net proceeds to our company from this offering were $4,359,252 after deducting $14,985 in offering expenses. An additional 54,553 shares of common stock were issued as finders' fees in connection with the private placement.

9. Preferred Stock And Warrants

The series 'A' preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each series 'A' preferred share carries a $7.50 liquidation preference should our company wind-up and dissolve. Each series 'A' preferred share is convertible by the holder into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common share purchase options or warrants at prices less than $7.50 per share in specified circumstances. As a consequence of a recent private placement of common shares at $1.15 per share which closed in September 2001 (see note 8 above), the current conversion price for the series 'A' preferred shares as of the date of this report has been adjusted to $2.58, which would result in each series 'A' preferred shareholder receiving approximately 2.91 common shares for each series 'A' preferred share he may convert should he exercise this right, or an aggregate of 2,326,280 common shares.

10. Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of June 30, 2002.

11. Employee And Director Options

We have summarized below all outstanding options under our various stock option plans and arrangements as of June 30, 2002:

Type Of Option And Plan	Grant Date	Exercise Price	As of June 30, 2002
			Outstanding	Vested
Director--Stand-alone	1-4-01	$ 2.00	30,000	30,000
Director--Stand-alone	5-20-97	5.25	30,000	30,000
Director--Stand-alone	1-4-01	2.00	45,000	45,000
Employee--1997 Plan	1-4-01	2.00	29,100	29,100
Director--Stand-alone	1-4-01	2.00	45,000	45,000
Employee--1997 Plan	1-4-01	2.00	25,000	25,000
Employee--1997 Plan	1-4-01	2.00	96,875	53,542
Employee--1997 Plan	1-4-01	2.00	20,000	10,000
Executive--1999 Plan	1-4-01	2.00	520,800	520,800
Employee--1997 Plan	1-4-01	2.00	7,000	7,000
Employee--1997 Plan	1-4-01	2.00	8,000	8,000
Employee--1997 Plan	1-4-01	2.00	100,000	40,000
Employee--1997 Plan	1-4-01	2.00	56,750	26,750
Employee--1997 Plan	11-16-99	4.125	4,000	4,000
Director--2000 Plan	1-4-01	2.00	40,000	35,000
Employee--1997 Plan	1-4-01	2.00	20,000	8,000
Director--2000 Plan	1-4-01	2.00	70,000	60,000
Employee--1997 Plan	1-4-01	2.00	45,000	18,000
Employee--1997 Plan	1-4-01	2.00	30,000	12,000
Employee--1997 Plan	1-4-01	2.00	35,000	35,000
Employee--1997 Plan	8-9-00	4.125	3,000	3,000
Employee--1997 Plan	1-4-01	2.00	25,000	25,000
Employee--1997 Plan	12-27-00	2.00	11,000	7,000
Employee--1997 Plan	1-4-01	4.125	15,000	7,000
Employee--1997 Plan	1-4-01	2.00	6,000	6,000
Employee--1997 Plan	1-4-01	2.00	30,000	5,000
			1,347,525	1,095,192

The employee options outstanding as of June 30, 2002 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of June 30, 2002 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversary of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of June 30, 2002 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

12. Commitments

As of June 30, 2002, we had entered into joint venture agreements with two separate oil and natural gas exploration companies. We are required under these joint venture agreements to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partners are required to drill each SFD-identified prospect they accept under their respective agreement.

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

On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of December 31, 2001, expires on January 31, 2003. Our combined obligations for base lease payments, building operating costs and other pass-through items as of June 30, 2002 was CDN $23,173 per month, which translates into US $15,284 per month based upon the closing conversion rate as of that date.

On June 1, 2000, we entered into a five-year operating lease for our hangar facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of June 30, 2002 was CDN $13,745, which translates into US $9,066 per month based upon the closing conversion rate as of that date. The monthly lease obligation increased 3% on June 1, 2002 and will increase 3% annually until the end of the lease term.

13. Investor Relations Options

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our six-month period ended June 30, 2002, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $17,160 ($58,720 for our six-month interim period ended June 30, 2001) in connection with the grant and vesting of these options.

14. Segment Information

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

Summarized below with respect to our three-month and six month periods ended June 30, 2002 and 2001 is geographic information relating to:
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

Three Months Ended	United States	Canada	Total
June 30, 2002:
Revenues from oil and natural gas production	$ 123,492	$ 58,221	$ 181,713
Revenues from other sources	5,938	--	5,938
Operating loss	$ (489,167)	$ (294,320)	$ (783,487)
June 30, 2001:
Revenues from oil and natural gas production	$ --	$ --	$ --
Revenues from other sources	17,994	4,274	22,268
Operating loss	$ (531,202)	$ (169,396)	$ (700,598)

Six Months Ended	United States	Canada	Total
June 30, 2002:
Revenues from oil and natural gas production	$ 123,492	$ 68,939	$ 192,431
Revenues from other sources	21,761	478	22,239
Operating loss	$ (1,112,786)	$ (420,464)	$ (1,533,250)
June 30, 2001:
Revenues from oil and natural gas production	$ --	$ --	$ --
Revenues from other sources	59,992	6,816	66,808
Operating loss	$ (970,939)	$ (360,317)	$ (1,331,256)

Summarized below is geographic information relating to our assets as of June 30, 2002 and December 31, 2001, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
June 30, 2002	$ 6,044,226	$ 2,184,922	$ 8,229,148
December 31, 2001	$ 9,672,447	$ 2,090,653	$ 11,763,100

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

15. Subsequent Events

On July 12, 2002, we closed the sale of our producing Beiseker, Alberta property to a third party for gross proceeds of approximately $260,000. A gain on sale of approximately $44,000 will be recorded in the third quarter of 2002 on this disposition due to a significant change in the depletion rate used for the Canadian costs center.

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. We have made forward-looking statements with respect to the following, among others: the timing and likelihood of success of our exploration, land acquisition, drilling and production plans, the performance of our joint venture partners, and various other statements concerning our prospective financial condition and results of operations generally contained in this section of this report. These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions of various risks and uncertainties, competitive factors and other risks described in our annual report on Form 10-K which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding Energy Exploration Technologies, its technology and the oil and gas marketplace, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward looking statements.

Overview

We are a technology-based reconnaissance exploration company which utilizes our SFD technology to identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through our two wholly-owned operating subsidiaries, NXT Energy USA which focuses on United States-based exploration, and NXT Energy Canada which focuses on Canadian-based exploration. NXT concentrates on research and development efforts to improve the effectiveness of our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

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

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 5% of any Prospect Profits (as that term is defined in the license) which we may receive.

Although we commenced receiving production revenues in the first quarter of fiscal 2002, the amount of those revenues going forward does not cover our operating costs. Until the first quarter of fiscal 2002, we were a development stage company.

For additional and more detailed background information relating to our company and our business, refer to our annual report on Form 10-K for our fiscal year ended December 31, 2001.

Unless otherwise stated, all dollar references in this report are in U.S. dollars.

Results Of Operations

Operating Revenues

During our three-month interim period ended June 30, 2002, we realized revenues on natural gas and natural gas liquids production of $181,713 on production of 61,658 mcfe (one thousand cubic feet of natural gas or natural gas equivalent) for an average price of $2.21 per mcfe. These amounts are comprised of Canadian production of 17,113 mcfe for revenue of $58,222 and an average price of $2.99 per mcfe and United States production of 44,545 mcfe for revenue of $123,491 and an average price of $1.92 per mcfe. This production represents our interest in three Canadian wells for the full second quarter and Untied States production from our Beta Race Federal 22-6 well in North Dakota, which commenced production in late April 2002.

Operating Loss

We incurred an operating loss of $783,487 for our three-month interim period ended June 30, 2002, as compared to $700,598 for the corresponding interim period in fiscal 2001, representing a $82,889 or 11.8% overall increase. The increase in our operating loss for our three-month interim period June 30, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the following changes in expenses:

  a $90,061, or 21.7%, increase in administrative expense from $414,649 to $504,710;
  a $312,253 charge to reflect depletion and impairment in our oil and natural gas properties;
  an oil and natural gas operating expense of $46,813;

partially offset by
  a $42,354, or 55.4%, decrease in amortization and depreciation from $76,438 to $34,084;
  a $38,124, or 55.8%, decrease in survey support expense from $68,362 to $30,238;
  a $37,186, or 107.4%, decrease in survey operations and data analysis expense from $34,612 to a recovery of  $2,574; and
  a $49,701, or 55.6%, decrease in research and development expense from $89,377 to $39,676.

We incurred an operating loss of $1,533,250 for our six-month interim period ended June 30, 2002, as compared to $1,331,256 for the corresponding interim period in fiscal 2001, representing a $201,994 or 15.2% overall increase. The increase in our operating loss for our six-month interim period June 30, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the following changes in expenses:

  a $184,316 write-down of aircraft and flight equipment;
  a $116,741, or 16%, increase in administrative expense from $728,799 to $845,540;
  a $327,472 charge to reflect depletion and impairment in our oil and natural gas properties;
  an oil and natural gas operating expense of $48,835;

partially offset by
  a $85,557, or 55.9%, decrease in amortization and depreciation from $153,017 to $67,460;
  a $30,446, or 25.5%, decrease in survey support expense from $119,444 to $88,998;

  a $62,152, or 85.6%, decrease in survey operations and data analysis expense from $72,569 to $10,417;
  a $66,849, or 30.5%, decrease in research and development expense from $219,492 to $152,643.

The continuing increase in our operating losses for our three-month and six-month periods ended June 30, 2002 over the prior corresponding fiscal periods generally reflect severance costs incurred to reduce staff levels. As noted below in that section of this quarterly report captioned "Liquidity And Capital Resources-Plan Of Operation And Prospective Capital Requirements", we are currently reducing the level of our general and administrative and exploration expenses pending the completion of our Antelope Tail drilling activities.

Relative Changes In Research And Development Expense

The $49,701, or 55.6% and $66,849, or 30.5% decreases in research and development expense for our three-month and six-month interim periods ended June 30, 2002, respectively, over the corresponding interim periods in fiscal 2001 were principally attributable to a decrease in research and development staff as we decrease our operating costs until we complete our Antelope Tail drilling.

Depletion and Impairment Of Oil And Natural Gas Properties

The $312,253 and $327,472 depletion and impairment of oil and natural gas properties for our three-month and six-month interim periods ended June 30, 2002 relates to depletion expense recorded of $59,254 and $63,407, respectively, and a ceiling test write-down in both our Canadian and United States cost center oil and natural gas properties of $173,000 and $80,000, and $10,000 and nil, respectively. A write-down in our Canadian cost center was mainly a result of proved reserves being revised downward due to greater than anticipated production declines. A write-down in our United States cost center was mainly a result of a widening gas price differential resulting in a lower gas price received for our North Dakota production. Depletion rates for our Canadian and United States operations for fiscal 2002 are estimated at $5.53 per boe (barrel of oil equivalent) and $5.90 per boe, respectively.

Relative Changes In Amortization and Depreciation

The $42,354, or 55.4% and $85,557, or 55.9% decreases in amortization and depreciation for our three-month and six-month interim periods ended June 30, 2002, respectively, over the corresponding interim periods in fiscal 2001, were primarily attributable to aircraft and flight equipment held for sale in 2002 not being depreciated.

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

The $38,124, or 55.8% and $30,446, or 25.5% decreases in survey support expense for our three-month and six-month interim periods ended June 30, 2002, respectively, over the corresponding interim periods in fiscal 2001, were primarily attributable to a decrease in survey activity pending the completion of our Antelope Tail drilling activities and as a result of the sale of our Piaggio aircraft during the second quarter of 2002.

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

The $37,186, or 107.4% and $62,152, or 85.6% decreases in our survey and data analysis expense for our three-month and six-month interim periods ended June 30, 2002 over the corresponding interim periods in fiscal 2001 were primarily attributable to a reduction in SFD survey and interpretation activities in the period due to our efforts to reduce operating costs pending the completion of Antelope Tail drilling.

Relative Changes In Administrative Expense

The $90,061 or 21.7% and $116,741, or 16% increase in our administrative expense for our three-month and six-month interim periods ended June 30, 2002, respectively, over the corresponding interim periods in fiscal 2001 were primarily attributable to the severance costs incurred to reduce general and administrative staff levels.

Other Items

  Interest Income

We earned $5,938 and $22,239 in interest income for our three-month and six-month interim periods ended June 30, 2002, respectively, as compared to $19,991 and $62,979 for the corresponding interim periods in fiscal 2001. The decrease in interest income for our three-month and six-month interim periods ended June 30, 2002 were attributable to lower cash balances as a result of our application of available cash for operational and capital requirements.
  Interest Expense

We incurred $11,410 and $70,974 in interest expense for our three-month and six-month interim periods ended June 30, 2002, respectively, as compared to $38,570 and $77,409 for the corresponding interim periods in fiscal 2001. Our interest expense for our three-month and six-month interim periods ended June 30, 2002 related to interest due on a $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft. Also, previously deferred debt issuance costs associated with the financing of this aircraft have been realized.

  Comprehensive Gains And Losses

We recorded a $110,215 and $111,726 foreign currency translation gains for our three-month and six-month interim periods ended June 30, 2002, respectively, as a comprehensive income item on our statements of loss and shareholders' equity (deficit), as compared to a $117,049 currency translation gain and $15,451 foreign currency loss for the corresponding interim periods in fiscal 2001. Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our six-month interim period ended June 30, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

Liquidity And Capital Resources

Sources Of Cash

Our cash flow requirements from our inception as NXT Energy USA (October 20, 1995) through June 30, 2002 were funded principally from:

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

We also borrowed $1,600,000 for working capital purposes on November 6, 2000 pursuant to an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrues at the rate of 9.65% per annum, are repayable in 156 equal installments of $18,037 each, commencing January 1, 2001 with the last payment due on December 1, 2013. The loan contains no restrictive or financial ratio covenants, although it does allow the lender to accelerate the loan in the event of our insolvency or bankruptcy or any adverse change in our consolidated financial condition, or in the event the estimated retail value of the secured collateral falls anytime to less than 50% of the outstanding balance of the loan. On May 1, 2002, we sold the Piaggio aircraft and retired this loan.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of June 30, 2002 was $1,853,926, as compared to $2,994,608 as of December 31, 2001. Our cash position as of June 30, 2001 was 1,136,647, as compared to $4,279,279 as of December 31, 2000. We maintain the bulk of our cash in a United States government and government-backed securities money-market account.

The $1,140,682 decrease in our cash position for our six-month period ended June 30, 2002 was attributable to $1,164,188 in cash used in operating activities, $1,446,916 in cash generated through investing activities, $1,535,136 in cash used in financing activities and a $111,726 comprehensive gain due to the effect of exchange rate changes. The $3,142,632 decrease in our cash position for our six-month period ended June 30, 2001 was attributable to $31,652 in cash used through financing activities,  $699,956 in cash used in operating activities, $2,395,573 in cash used in investing activities, and a $15,451 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $1,164,188 for our six-month period ended June 30, 2002, as compared to cash requirements of $699,956 for our six-month period ended June 30, 2001. The $1,164,188 of cash used in operating activities for our six-month period ended June 30, 2002 reflected our net loss of $1,583,251 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $699,956 of cash used in operating activities for our six-month period ended June 30, 2001 reflected our net loss of $1,341,857 for that period, as decreased for non-cash deductions and non-cash working capital balances.

We used $1,535,136 in cash from financing activities for our six-month period ended June 30, 2002, as compared to using $31,652 in cash from financing activities for our six-month period ended June 30, 2001. The $1,535,136 in cash used in financing activities for our six-month period ended June 30, 2002 was due to the settlement in full of the asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The $31,652 of cash used through financing activities for our six-month period ended June 30, 2001 was due to principal repayments of loan proceeds from an asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

We generated cash in the amount of $1,446,916 for investing activities for our six-month period ended June 30, 2002, as compared to $2,395,573 in cash used for investing activities for our six-month period ended June 30, 2001. The principal use of cash for our six-month period ended June 30, 2002 was to drill two wells, complete three wells, tie-in two wells and purchase seismic data ($770,700), while the principal use of cash for our six-month period ended June 30, 2001 was to acquire drilling rights and seismic data in exploratory blocks pursuant to working interest elections ($1,957,152).

Plan Of Operation And Prospective Capital Requirements

Due to the nature and early stage of development of our SFD technology and also due to the practices of the oil and natural gas industry and their experience and attitudes toward new and unproven technologies, the only practical way for NXT to prove-out the effectiveness of our SFD technology, achieve industry acceptance and to generate revenues and profits is to participate in drilling projects either through our joint venture partners or on our own account. We believe that we would need to participate in a minimum of 30 prospects in order to account for a variety of different geological conditions and statistically prove-out the effectiveness of our SFD technology. Since costs to acquire or conduct ancillary seismic, to acquire drilling rights, and to drill, case and complete wells and to tie them into sales or gathering systems are very expensive and can easily exceed $1 million per well (indeed, total drilling and completion costs alone on our Wyoming prospects range from $1.25 million to up to $4 million), the overall cost to prove-out our SFD technology over at least 30 prospects will require significant capital resources, particularly if NXT as opposed to our joint venture or other drilling partners is required to bear a significant portion or all of these costs.

We have approximately $1,977,000 in cash on hand as of the date of this quarterly report to fund our pending drilling program and to contribute toward our administration, operational and research and development requirements. Of this amount, approximately $975,000 has been set aside to fund our share of drilling and completion costs for our pending Antelope Tail project in Wyoming, leaving $1,002,000 toward operational, research and development, and prospective exploration requirements. Given the continuing delays in the spud date for our Antelope Tail exploration well, we have taken steps to significantly cut-back our expenses relating to administration, exploration and research and development staffing, activities and operations from approximately $250,000 per month to approximately $80,000 to $110,000 per month going forward as of the date of this quarterly report. We have also recently raised funds through the sale of our Piaggio P180 Avanti survey aircraft for net proceeds of $1,054,464, and in July of 2002, we have closed the sale our interest in our producing Beiseker, Alberta, property for gross proceeds of CDN $390,500.

Based upon current rates and commodity prices, we anticipate monthly revenue going forward of approximately $35,000 per month to our interest with respect to our Ice Caves prospect in the Williston basin of North Dakota. Production at this well commenced in late April 2002. After taking into consideration projected revenues from Ice Caves and our anticipated cost to participate in drilling the Antelope Tail well, we believe we could maintain our current level of operations for approximately twelve to 18 months. We would ramp-up operations, including acquiring or leasing another survey aircraft, if the Antelope Tail project is successfully drilled or we otherwise raise sufficient revenues or additional working capital through public or private sales of our securities in order to support increased operations.

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

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first six months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

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
  Our management also periodically assesses the carrying values of unproved properties to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of potential sales proceeds for similar leases in similar areas, and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs. Were our management to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in increased impairment expense.

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

Management

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

In addition, both our President, a professional geologist, and our Chief Financial Officer have recently left our company leaving these positions vacant. Also, our Vice President of Exploration (U.S.), a professional geologist, will depart our company at the end of August 2002. Our success will depend to a significant extent on our ability to engage one or more qualified oil and gas professionals to replace these executives and to work with Mr. Liszicasz. Although we are currently engaged in discussions with qualified candidates to fill these executive positions, we can give you no assurance that these positions will be satisfactorily filled. Our inability to fill these positions could have a material adverse effect on our business, consolidated financial condition and results of operations.

PART II

Item 1 - Legal Proceedings

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

Item 2 - Changes In Securities And Use Of Proceeds

Not Applicable

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5 - Other Information

We will be holding our Annual General Meeting of Shareholders on September 20, 2002 at 3rd Floor, 840 7th Avenue SW, in the City of Calgary, in the Province of Alberta, at the hour of 10:00 o'clock in the morning. Shareholders of record as of the 8th day of August, 2002, will be entitled to vote at the meeting. We are not soliciting proxies in connection with this meeting.

Item 6 - Exhibits And Reports On form 8-K

a) Exhibits

99.1 Certificate of officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

There were no Form 8-Ks filed during the second quarter of 2002.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 14th day of August, 2002.
Energy Exploration Technologies

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)