Form 10-Q
period 2002-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2002-11-14
CIK 1009922

As filed with the Securities and Exchange Commission on November 14, 2002.

United States Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
X	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The NINE-Month Period Ended SEPTEMBER 30, 2002; Or
Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P  3G2
(Address of principal executive offices) (Zip Code)

(403) 264-7020
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

16,971,153 shares of common stock, par value $0.001 per share, as of November 14, 2002

Energy Exploration Technologies, Inc.

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2002

Item 1 - Financial Information

ENERGY EXPLORATION TECHNOLOGIES Consolidated Balance Sheets (expressed in U.S. dollars)
	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 566,805	$ 2,994,608
Accounts receivable	567,220	203,738
Due from officers and employees	5,322	92
Prepaid expenses and other	159,459	143,786
	1,298,806	3,342,224
Note receivable from officer [note 3]	33,543	32,097
Debt issuance costs [notes 2 and 7]	--	22,805
Aircraft and flight equipment held for sale [notes 2 and 4]	182,986	2,986,803
Oil and natural gas properties, on the basis of full cost accounting, net of depletion and impairments [notes 2 and 5]	5,863,779	4,917,558
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 6]	312,641	461,613
	$ 7,691,755	$ 11,763,100
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 40,957	$ 445,579
Wages and employee benefits payable	57,199	65,435
Accrued oil and natural gas property costs	99,299	110,829
Current portion long-term debt [note 7]	--	71,407
Other accrued liabilities	--	133,636
	197,455	826,886
Long-term debt [note 7]	--	1,463,729

Contingencies, continuing operations and commitments [notes 1 and 12]	--	--
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of September 30, 2002 and December 31, 2001 [note 9]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 shares issued as of September 30, 2002 and December 31, 2001 [note 8]	16,971	16,971
Additional paid-in capital	24,069,127	24,043,439
Accumulated deficit	(16,388,202)	(14,365,745)
Accumulated other comprehensive loss	(204,396)	(222,980)
	7,494,300	9,472,485
	$ 7,691,755	$ 11,763,100

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Loss And Comprehensive Loss (expressed in U.S. dollars)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
Oil and natural gas revenue	$ 151,973	$ --	$ 344,404	$ --
Operating expenses:
Oil and natural gas operating expenses	75,891	--	124,726	--
Administrative [note 13]	369,250	348,942	1,214,790	1,077,741
Depletion and impairment of oil and natural gas properties [notes 2 and 5]	48,684	178,705	376,156	216,640
Amortization and depreciation [notes 2 and 6]	71,166	76,341	138,626	229,358
Research and development [note 2]	179	92,636	152,822	312,128
Survey support [note 2]	30,005	111,748	119,003	231,192
Survey operations and data analysis [note 2]	936	32,834	11,353	105,403
Write-down of aircraft and flight equipment [note 4]	42,487	--	226,803	--
Total operating expenses	638,598	841,206	2,364,279	2,172,462

Operating loss	(486,625)	(841,206)	(2,019,875)	(2,172,462)

Other income (expense):
Interest expense	--	(37,920)	(70,974)	(115,329)
Interest income	5,154	9,836	27,393	72,815
Other income	42,265	3	40,999	3,832
Total other income (expense)	47,419	(28,081)	(2,582)	(38,682)

Operating loss for the period	(439,206)	(869,287)	(2,022,457)	(2,022,457)

Other comprehensive income (loss):
Foreign currency translation adjustment	(93,142)	(116,258)	18,584	(131,709)
Comprehensive loss for the period	$ (532,348)	$ (985,545)	$ (2,003,873)	$ (2,342,853)

Basic and diluted loss per share [note 2]	$ (0.03)	$ (0.06)	$ (0.12)	$ (0.17)

Weighted average shares outstanding	16,971,153	13,658,102	16,971,153	13,296,642

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Shareholders' Equity (expressed in U.S. dollars)
	Accumulated Other Comprehensive Loss	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount
	(unaudited) _______________________________________________________________________________________________
Beginning balance -- December 31, 2000	$ (64,028)	13,112,916	$ 13,113	800,000	$ 800	$ 19,612,276	$ (9,977,155)
Issued for cash at $1.15 per share on Sept. 18, 2001, net of issuance costs	--	3,858,237	3,858	--	--	4,356,421	--
Grant and vesting of options to investor relations consultant (note 13)	--	--	--	--	--	68,258	--
Net loss for the nine months ended September 30, 2001	--	--	--	--	--	--	(2,211,144)
Net other comprehensive loss for the nine months ended September 30, 2001	(131,709)	--	--	--	--	--	--
Balance -- September 30, 2001	$ (195,737)	16,971,153	$ 16,971	800,000	$ 800	$ 24,036,955	$ (12,188,299)

Beginning balance -- December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor relations consultant (note 13)	--	--	--	--	--	25,688	--
Net loss for the nine months ended September 30, 2002	--	--	--	--	--	--	(2,022,457)
Net other comprehensive income for the nine months ended September 30, 2002	18,584	--	--	--	--	--	--
Balance -- September 30, 2002	$ (204,396)	16,971,153	$ 16,971	800,000	$ 800	$ 24,069,127	$ (16,388,202)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statement of Cash Flows (expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited) _______________________________________
Operating activities:
Net loss for the period	$ (439,206)	$ (869,287)	$ (2,022,457)	$(2,211,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	71,166	76,341	138,626	229,358
Write-down of aircraft and flight equipment	42,487	(37,935)	226,803	--
Depletion and impairment of oil and natural gas properties	48,684	216,640	376,156	216,640
Debt issuance cost	--	(951)	22,805	--
Gain on sale of oil and natural gas properties	(42,046)	--	(42,046)	--
Loss on sale of other property and equipment	--	1,184	--	1,184
Changes in non-cash working capital:
Accounts receivable	(383,761)	(11,041)	(363,482)	612,686
Due from officers and employees	(1,117)	46	(5,230)	(627)
Subscription Receivable	--	(178,250)	--	(178,250)
Prepaid expenses and other	1,409	56,871	(15,673)	(98,912)
Trade payables	(71,655)	(588,378)	(404,622)	(615,029)
Wages and employee benefits payable	2,935	(15,722)	(8,236)	(21,203)
Other accrued liabilities	(29,871)	(12,845)	(133,636)	(56,706)
Consulting costs settled by issuance of common stock and options	8,528	9,538	25,688	68,258
Net cash used in operating activities	(792,447)	(1,353,789)	(2,205,304)	(2,053,745)
Financing activities:
Funds raised through sale of common stock, net of costs	--	4,360,279	--	4,360,279
Debt issuance costs	--	1,426	--	1,426
Funds repaid for aircraft financing	--	(16,407)	(1,535,136)	(48,059)
Net cash used in financing activities	--	4,345,298	(1,535,136)	4,313,646
Investing activities:
Funds invested in other property and equipment	21,999	14,274	(61)	(4,725)
Proceeds on sale of other property and equipment	--	7,000	2,587,434	7,000
Funds invested in oil and natural gas properties	(708,970)	(585,393)	(1,479,670)	(2,542,545)
Proceeds on sale of oil and natural gas properties	199,326	--	199,326	72,655
Funds repaid (borrowed) by an employee	1,095	1,509	(1,446)	2,230
	Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	85,018	998,631	(11,530)	505,833
Net cash generated by (used in) investing activities	(401,532)	436,021	1,294,053	(1,959,552)
Effect of net other comprehensive income (loss)	(93,142)	(116,258)	18,584	(131,709)
Net cash inflow (outflow)	(1,287,121)	3,311,272	(2,427,803)	168,640
Cash and cash equivalents position, beginning of period	1,853,926	1,136,647	2,994,608	4,279,279
Cash and cash equivalents position, end of period	$566,805	$4,447,919	$ 566,805	$ 4,447,919

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

1. Organization And Ability To Continue Operations

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection or "SFD" remote-sensing airborne survey technology, which we refer to as our "SFD survey system", to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities to exploit prospects identified using our SFD technology, through NXT Energy USA, Inc. ("NXT Energy USA") and NXT Energy Canada, Inc. ("NXT Energy Canada"), our two wholly-owned exploration subsidiaries which focus on exploration, acquisition and development efforts in the United States and Canada, respectively. Survey operations for these exploration subsidiaries are conducted by our two aircraft operation subsidiaries, NXT Aero USA, Inc. ("NXT Aero USA") and NXT Aero Canada, Inc. ("NXT Aero Canada"). NXT focuses its research and development efforts to improve the effectiveness of our SFD survey system.

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

We have taken steps since the beginning of fiscal 2002 to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $70,000 to $75,000 per month through a number of cost-saving measures until such time as we attain sufficient operating revenues or other sources of capital to finance operation and exploration costs. These steps included the sale of our Piaggio P180 Avanti aircraft for net proceeds of $1,054,464 (see note 4), and the sale of certain oil and natural gas properties for proceeds of $199,326. We believe these actions and the sale of non-core oil and natural gas properties and undeveloped lands will enable us to maintain a minimal level of operations over the next 12 to 18 months.

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

2. Significant Accounting Policies

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month and nine-month interim periods as at and ended September 30, 2002 and 2001 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2001.

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

Reclassifications

Certain items in our prior year's consolidated financial statements have been reclassified to conform to our current period's consolidated financial statement presentation.

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

Oil And Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. These capitalized costs include:

- and acquisition costs;

- geological and geophysical costs;

- costs of drilling both productive and non-productive wells;

- cost of production equipment and related facilities; and

- various costs associated with evaluating petroleum and natural gas properties for potential acquisition.

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

Survey Support Expenditures

We expense all survey support expenditures we incur, after netting costs which are reimbursable by our joint venture partners. Survey support expenditures consist primarily of the cost, including allocable salaries, to:

- conduct field evaluations to evaluate the SFD survey system; and

- develop, organize, staff and train our survey and interpretation operational functions.

Survey Operations And Data Analysis Expenditures

We expense all survey operations and data analysis expenditures we incur, after netting costs which are reimbursable by our joint venture partners. Survey operations and data analysis expenditures consist primarily of:

- aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment; and

- allocable salaries of our personnel while interpreting SFD data.

Foreign Currency Translation

Our only operations outside of the United States are in Canada. Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose functional currency is Canadian dollars, into U.S. dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive loss. For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars:

- all asset and liability accounts are translated into U.S. dollars at the rate of exchange in effect as of the end of the applicable fiscal period;

- all shareholders' equity accounts are translated into U.S. dollars using historical exchange rates; and

- all revenue and expense accounts are translated into U.S. dollars at the average rate of exchange for the applicable fiscal period.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. NXT is required to adopt the provisions of SFAS No. 143 on January 1, 2003. NXT is currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. We expect that there will be a small increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for the assessment of impairment of long-lived assets. We adopted the provisions of SFAS No. 144 on January 1, 2002. The effect of adopting this standard is not material to these consolidated financial statements.

3. Note Receivable From Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to a former officer in connection with his relocation to Calgary, Alberta. Effective January 15, 2002, the terms of the underlying promissory note have been revised to allow the former officer to defer, until October 3, 2003, repayment of the loan principal and accrued interest. The interest is determined using a variable interest rate computed at our cost of funds, which we define as our floating interest rate for liquid investments (presently 5.5%) and is compounded semi-annually.

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

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001
Aircraft and flight equipment held for sale	$ 393,512	$ 3,383,538
Less accumulated depreciation	(125,267)	(378,202)
Less accumulated write-down	(85,259)	(18,533)
Net aircraft and flight equipment held for sale	$ 182,986	$ 2,986,803

These assets are reported as part of assets of our United States operations as of September 30, 2002 and December 31, 2001. See note 14.

5. Oil And Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our nine months ended and as of September 30, 2002 and December 31, 2001:

	Nine Months Ended September 30,		As of September 30, 2002	As of December 31, 2001
	2002	2001
Acquisition costs	$ 224,180	$ 554,425	$ 1,260,621	$ 1,036,441
Exploration costs	1,225,307	1,988,120	7,236,384	6,011,077
Development costs	30,183	--	85,736	55,553
Oil and natural gas properties	1,479,670	2,542,545	8,582,741	7,103,071
Less impairment	(264,065)	(216,640)	(2,380,482)	(2,116,417)
Less dispositions	(157,293)	(72,655)	(226,388)	(69,096)
Less depletion	(112,091)	--	(112,092)	--
Net oil and natural gas properties	$ 946,221	$ 2,253,250	$ 5,863,779	$ 4,917,558

Net oil and natural gas property costs at September 30, 2002 are comprised of $2,312,682 ($2,144,706 at December 31, 2001) of proved property costs and $3,551,097 ($2,772,852 at December 31, 2001) of unproved property costs. We performed cost center ceiling tests on our oil and natural gas properties using the full cost method of accounting. At September 30, 2002, the ceiling test did not result in any write-downs.

On July 12, 2002, we closed the sale of our producing Beiseker, Alberta property for proceeds of $199,326 which resulted in a gain of $42,046 which has been recorded in other income.

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

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairments against our properties to date other than the above noted write-offs. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

6. Other Property And Equipment

Summarized below are our capitalized costs for other property and equipment as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Computer and SFD equipment	$ 266,640	$ 272,918
Computer and SFD software	117,851	117,493
Equipment	80,864	80,835
Furniture and fixtures	171,280	180,095
Leasehold improvements	194,798	194,113
SFD survey system (including software)	115,471	115,336
Tools	1,548	1,544
Vehicle	18,828	18,828
Other property and equipment	967,280	981,162
Less accumulated depreciation, amortization and impairment	(654,639)	(519,549)
Net other property and equipment	$ 312,641	$ 461,613

7. Long-Term Debt

At December 31, 2001, we owed $1,535,136 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrued at the rate of 9.65% per annum, was repayable in equal installments of $18,037 each with the last payment due on December 1, 2013. The loan contained no restrictive or financial ratio covenants. We also paid $24,706 in fees with respect to this loan which we recorded as debt issuance costs.

On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full. See note 4. We also expensed the remaining unamortized debt issuance costs of $22,805. For the nine months ended September 30, 2002, we paid $61,264 ($63,914 for the nine months ended September 30, 2001) of interest on this long-term debt.

8. Common Stock

On September 18, 2001, we raised $4,374,237 in gross proceeds through a private placement of 3,803,684 common shares at $1.15 per share. Net proceeds to our company from this offering were $4,359,252 after deducting $14,985 in offering expenses. An additional 54,553 shares of common stock were issued as finders' fees in connection with the private placement.

9. Preferred Stock

The series 'A' preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each series 'A' preferred share carries a $7.50 liquidation preference should our company wind-up and dissolve. Each series 'A' preferred share is convertible by the holder into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common share purchase options or warrants at prices less than $7.50 per share in specified circumstances. As a consequence of the private placement of common shares at $1.15 per share which closed in September 2001 (see note 8 above) and additional option issuances on August 13, 2002 and September 20, 2002, the current conversion price for the series 'A' preferred shares as of the date of this report has been adjusted to $2.58, which would result in each series 'A' preferred shareholder receiving approximately 2.91 common shares for each series 'A' preferred share he may convert should he exercise this right, or an aggregate of 2,326,280 common shares.

10. Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of September 30, 2002.

11. Employee And Director Options

We have summarized below all outstanding options under our various stock option plans and arrangements as of September 30, 2002:

Type Of Option And Plan	Grant Date	Exercise Price	As of September 30, 2002
			Outstanding	Vested
Director--Stand-alone	1-4-01	$ 2.00	30,000	30,000
Director--Stand-alone	5-20-97	5.25	30,000	30,000
Director--Stand-alone	1-4-01	2.00	45,000	45,000
Employee--1997 Plan	1-4-01	2.00	29,100	29,100
Director--Stand-alone	1-4-01	2.00	45,000	45,000
Employee--1997 Plan	1-4-01	2.00	25,000	25,000
Employee--1997 Plan	1-4-01	2.00	96,875	53,542
Employee--1997 Plan	1-4-01	2.00	20,000	10,000
Executive--1999 Plan	1-4-01	2.00	520,800	520,800
Employee--1997 Plan	1-4-01	2.00	7,000	7,000
Employee--1997 Plan	1-4-01	2.00	8,000	8,000
Employee--1997 Plan	1-4-01	2.00	100,000	40,000
Employee--1997 Plan	1-4-01	2.00	56,750	26,750
Employee--1997 Plan	11-16-99	4.125	4,000	4,000
Director--2000 Plan	1-4-01	2.00	40,000	35,000
Employee--1997 Plan	1-4-01	2.00	20,000	8,000
Director--2000 Plan	1-4-01	2.00	70,000	60,000
Employee--1997 Plan	1-4-01	2.00	45,000	18,000
Employee--1997 Plan	1-4-01	2.00	30,000	12,000
Employee--1997 Plan	1-4-01	2.00	35,000	35,000
Employee--1997 Plan	8-9-00	4.125	3,000	3,000
Employee--1997 Plan	1-4-01	2.00	25,000	25,000
Employee--1997 Plan	12-27-00	2.00	11,000	7,000
Employee--1997 Plan	1-4-01	4.125	15,000	7,000
Employee--1997 Plan	1-4-01	2.00	6,000	6,000
Employee--1997 Plan	1-4-01	2.00	30,000	5,000
Employee--1997 Plan	8-13-02	0.38	151,000	--
Director--2000 Plan	8-13-02	0.38	120,000	--
Employee--1997 Plan	9-20-02	0.29	51,000	--
Director--2000 Plan	9-20-02	0.29	10,000	--
			1,679,525	1,095,192

The employee options outstanding as of September 30, 2002 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee or consultant. The director options granted before January 1, 2000 that are outstanding as of September 30, 2002 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversary of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of September 30, 2002 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, either five years from the date of vesting or five years from the date of grant.

12. Commitments

We have a joint venture agreement with an oil and natural gas exploration company under which we are required to conduct SFD surveys to identify oil and natural gas prospects on selected exploration areas of up to 2,400 square miles, and our joint venture partner is required to drill each SFD-identified prospect they accept under the agreement.

Our recent practice with our joint venture partner has been to participate in selected prospects on a combination of working interest and overriding royalty basis, typically up to a 22.5% working interest and a 4% overriding royalty. In any situation where we elect to participate on a working interest basis, we must bear our share of mineral and drilling right acquisition (if necessary), drilling, completion and production costs incurred with respect to the prospect based upon our elected working interest percentage. Although we will bear our share of these costs, our joint venture partners will nevertheless remain responsible for conducting and managing all drilling, production and marketing activities to exploit the prospect.

On November 25, 1997, we entered into a five-year non-cancelable operating lease for our principal executive offices. This lease, which consists of 13,325 rentable square feet as of December 31, 2001, expires on January 31, 2003. Our combined obligations for base lease payments, building operating costs and other pass-through items as of September 30, 2002 was approximately $15,284 per month. As of May, 2002 we have sublet approximately 40 % of our rentable space at cost for the balance of our lease.

On June 1, 2000, we entered into a five-year operating lease for our hangar facility. This lease, which consists of 14,513 rentable square feet, expires May 31, 2005. Our combined monthly obligation as of September 30, 2002 was approximately $9,100 per month. Effective November 30, 2002, we have negotiated a termination of the lease as at December 31, 2002 at a cost of three months rent.

13. Investor Relations Options

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our nine-month period ended September 30, 2002, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $25,688 ($68,258 for our nine-month interim period ended September 30, 2001) in connection with the grant and vesting of these options.

14. Segment Information

We currently operate in only one business segment, oil and natural gas exploration. We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties.

Prior to the first quarter of 2002, the majority of our revenues were derived from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month and nine month periods ended September 30, 2002 and 2001 is geographic information relating to:

- revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;

- revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and

- our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended	United States	Canada	Total
September 30, 2002:
Revenues from oil and natural gas production	$ 145,473	$ 6,500	$ 151,973
Revenues from other sources	4,918	42,501	47,419
Net loss	$ (243,210)	$ (195,996)	$ (439,206)
September 30, 2001:
Revenues from oil and natural gas production	$ --	$ --	$ --
Revenues from other sources	8,700	1,139	9,839
Net loss	$ (680,243)	$ (189,044)	$ (869,287)

Nine Months Ended	United States	Canada	Total
September 30, 2002:
Revenues from oil and natural gas production	$ 268,965	$ 75,439	$ 344,404
Revenues from other sources	27,186	41,206	68,392
Net loss	$ (1,376,721)	$ (645,736)	$ (2,022,457)
September 30, 2001:
Revenues from oil and natural gas production	$ --	$ --	$ --
Revenues from other sources	68,692	7,955	76,647
Net loss	$ (1,668,584)	$ (542,560)	$ (2,211,144)

Summarized below is geographic information relating to our assets as of September 30, 2002 and December 31, 2001, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
September 30, 2002	$ 5,751,708	$ 1,940,047	$ 7,691,755
December 31, 2001	$ 9,672,447	$ 2,090,653	$ 11,763,100

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

Results Of Operations

Operating Revenues

During our three-month interim period ended September 30, 2002, we realized revenues on natural gas and natural gas liquids production of $151,973 on production of 53,265 mcfe (one thousand cubic feet of natural gas or natural gas equivalent) for an average price of $2.85 per mcfe.

Operating Loss

We incurred an operating loss of $486,625 for our three-month interim period ended September 30, 2002, as compared to $841,206 for the corresponding interim period in fiscal 2001, representing a $354,581 or 42% overall decrease. The decrease in our operating loss for our three-month interim period September 30, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the following changes:

- a $151,973 increase in revenues;

- a $130,021 (73%) decrease in depletion and impairment;

- a $5,175 (7%) decrease in amortization and depreciation;

- a $92,457 (99%) decrease in research and development;

- a $81,743 (73%) decrease in survey support;

- a $31,898 (97%) decrease in survey operations and data analysis partially offset by

- a $75,891 increase in oil and natural gas operating expenses;

- an increase of $20,308 (6%) in administrative expenses; and

- a $42,487 increase in write down of aircraft and flight equipment.

We incurred an operating loss of $2,019,875 for our nine-month interim period ended September 30, 2002, as compared to $2,172,462 for the corresponding interim period in fiscal 2001, representing a $152,587 (7%) overall improvement. The decrease in our operating loss for our nine-month interim period September 30, 2002 from the corresponding interim period in fiscal 2001 was primarily attributable to the following changes:

- an increase of $344,404 in oil and natural gas revenue;

- a decrease of $90,732 (40%)in amortization and depreciation;

- a decrease of $159,306 (51%) in research and development;

- a decrease of $112,189 (49%) in survey support;

- a decrease of $94,050 (89%) in survey operations and data analysis;

and these amounts were partially offset by:

- a $124,726 increase in oil and natural gas operating expenses;

- a $137,049 (13%) increase in administrative expenses;

- a $159,516 (74%) increase in depletion and impairment; and

- a $226,803 increase in write-down of aircraft and flight equipment.

As noted below in that section of this quarterly report captioned "Liquidity And Capital Resources--Plan Of Operation And Prospective Capital Requirements", we are currently reducing the level of our general and administrative and exploration costs as we continue to develop a strategy for the future.

Relative Changes In Research And Development Expense

The $92,457 (99%) and $159,306 (51%) decreases in research and development expense for our three-month and nine-month interim periods ended September 30, 2002, respectively, over the corresponding interim periods in fiscal 2001 were principally attributable to a decrease in research and development staff.

Depletion and Impairment Of Oil And Natural Gas Properties

The depletion and impairment of oil and natural gas properties for the three month period ended September 30, 2002 has decreased by $130,021 (73%) from the corresponding period in 2001. The 2001 amount related to an impairment write down as there was no production during the period. The expense for the three month period ended September 30, 2002 relates to depletion, as there was no ceiling test write down in this quarter. Furthermore, the producing Canadian properties were all sold at the end of the second quarter of 2002.

For the nine month period ended September 30, 2002 there was a $159,516 (74%) increase in depletion and impairment expense. This was the result of ceiling test write downs during the second quarter of 2002 of $263,000 and depletion expense, as the wells came on production in 2002.

Relative Changes In Amortization and Depreciation

The $5,175 (7%) and $90,732 (40%) decreases in amortization and depreciation for our three-month and nine-month interim periods ended September 30, 2002, respectively, over the corresponding interim periods in fiscal 2001, were primarily attributable to the sale of one aircraft. The remaining aircraft and flight equipment held for sale in 2002 are not being depreciated.

Relative Changes In Survey Support Expense

The $81,743 (73%) and $112,189 (49%) decreases in survey support expense for our three-month and nine-month interim periods ended September 30, 2002, respectively, over the corresponding interim periods in fiscal 2001, were primarily attributable to a decrease in survey activity as we reduced our costs.

Relative Changes In Survey Operations And Data Analysis Expense

The $31,898 (97%) and $94,050 (89%) decreases in our survey and data analysis expense for our three-month and nine-month interim periods ended September 30, 2002 over the corresponding interim periods in fiscal 2001 were primarily attributable to a reduction in SFD survey and interpretation activities due to our efforts to reduce operating costs.

Relative Changes In Administrative Expense

The administrative expenses increased in the three month period ended September 30, 2002 over the corresponding period in 2001 by $20,308 (6%). This increase was due to costs incurred to reduce staff levels in an effort to cut costs. The $137,049 (13%) increase in administrative costs for the nine month period end September 30, 2002 over the corresponding period in 2001 was the result of costs such as staff termination payments associated with the cost cutting efforts in 2002.

Other Items

Interest Income

We earned $5,154 and $27,393 in interest income for our three-month and nine-month interim periods ended September 30, 2002, respectively, as compared to $9,836 and $72,815 for the corresponding interim periods in fiscal 2001. The decrease in interest income for our three-month and nine-month interim periods ended September 30, 2002 were attributable to lower cash balances as a result of our use of available cash for operational and capital requirements.

Interest Expense

We incurred $Nil and $70,974 in interest expense for our three-month and nine-month interim periods ended September 30, 2002, respectively, as compared to $37,920 and $115,329 for the corresponding interim periods in fiscal 2001. The interest related to the loan collateralized by an aircraft. The aircraft was sold and the loan was repaid during the second quarter of 2002. Previously deferred debt issuance costs associated with the financing of the aircraft has been expensed.

Comprehensive Gains And Losses

The foreign currency loss of $93,142 for the three month period ended September 30, 2002 compared to a loss of $116,258 for the same period in 2001.

The foreign currency gain of $18,584 for the nine month period ended September 30, 2002 compares to a loss of $131,709 for the same period in 2001. Comprehensive gains or losses arise on consolidation of our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during the period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our nine-month interim period ended September 30, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

Liquidity And Capital Resources

Sources Of Cash

Our major source of cash flow from September, 2001 to September 30, 2002 was a private placement of 3,803,684 common shares for total gross proceeds of $4,447,919 which closed in September 2001.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of September 30, 2002 was $566,805, as compared to $2,994,608 as of December 31, 2001.

The $1,287,121 decrease in our cash position for our three-month period ended September 30, 2002 was attributable to $792,447 in cash used in operating activities, $401,532 in cash used in investing activities and a $93,142 comprehensive loss due to the effects of exchange rate changes.

The $2,427,803 decrease in our cash position for our nine-month period ended September 30, 2002 was attributable to $2,205,304 in cash used in operating activities, $1,294,053 in cash generated through investing activities,  $1,535,136 in cash used in financing activities and a $18,584 comprehensive gain due to the effect of exchange rate changes. The $168,640 increase in our cash position for our nine-month period ended September 30, 2001 was attributable to $4,313,646 in cash provided by financing activities,  $2,053,745 in cash used in operating activities, $1,959,552 in cash used in investing activities, and a $131,709 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $2,205,304 for our nine-month period ended September 30, 2002. This reflected our 2002 net loss of $2,022,457 adjusted for non-cash items. The $2,053,745 of cash used in operating activities for our nine-month period ended September 30, 2001 reflected our net loss of $2,211,144, adjusted for non-cash items.

We used $1,535,136 in cash from financing activities for our nine-month period ended September 30, 2002 to settle in full the asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The $4,313,646 of cash generated from financing activities for our nine-month period ended September 30, 2001 was due primarily to the share issue in September 2001.

For the nine month period ended September 30, 2002 investing activities generated cash of $1,294,053 which consisted of proceeds on sale of an airplane of $2,587,434 partially offset by oil and gas related expenditures of $1,479,670.

In the same period in 2001, the cash used in investing activities was $1,959,552 which consisted of oil and gas expenditures of $2,542,545, less related cash inflows adjustments of $505,833 related to working capital items.

Plan Of Operation And Prospective Capital Requirements

The SFD technology has been proven effective on various applications. We are now looking at areas and opportunities where SFD would be most effective, such as large relatively unexplored tracts of land. This will require capital resources which we expect to raise by selling certain non-core prospects. Meanwhile, we have taken steps to significantly cut-back our expenses relating to administration, exploration and research and development staffing, activities and operations from approximately $250,000 per month to approximately $70,000 to $75,000 per month going forward.

Based upon current rates and commodity prices, we anticipate monthly net production revenue going forward of approximately $40,000 per month. We believe we can maintain our current level of operations for approximately twelve to 18 months. We are currently evaluating the market for a number of our prospects which are not core to the SFD programs and we may sell some properties to raise capital to enable us to develop our most attractive prospects.

We can give no assurance that we can generate sufficient revenues to cover our operating or other exploration costs. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Other Matters

Foreign Exchange

We may, in consolidating our accounting records for financial reporting purposes in any period, record a foreign exchange gain or loss during that period as a result of the fluctuation in United States-Canadian currency exchange rates. Our exposure to significant foreign currency gains or losses on our accounting records will increase to the extent we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect Of Inflation

We do not believe that our operating results were unduly affected during the first nine months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

Critical Accounting Policies

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain. For example:

- Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers, where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and SEC guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have higher net profits (or lower net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since our depletion and depreciation rate would then be lower. Similarly, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserves since this may cause write-downs under the ceiling test and increases in depletion and depreciation rates.

- Our management also periodically assesses the carrying values of unproved properties to ascertain whether any impairment in value has occurred. This assessment typically includes a determination of potential sales proceeds for similar leases in similar areas, and independent appraisal where warranted. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs. Were our management to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in increased impairment expense.

For a more complete description of the full cost method of accounting for oil and natural gas properties and equipment, see that section in explanatory note 2 to our consolidated financial statements included with this quarterly report captioned "Oil And Natural Gas Properties".

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. NXT is required to adopt the provisions of SFAS No. 143 on January 1, 2003. NXT is currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. We expect that there will be a small increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for the assessment for impairment of long-lived assets. We adopted the provisions of SFAS No. 144 on January 1, 2002. The effect of adopting this standard is not material to these consolidated financial statements.

Management

Our success is dependent upon the continuing efforts of Mr. George Liszicasz, the inventor of the SFD technology and our Chief Executive Officer, who is responsible for the SFD technology and SFD interpretation activities. The loss of Mr. Liszicasz would likely have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into an employment and non-competition agreement with Mr. Liszicasz, he nevertheless cannot be prevented from leaving NXT so long as he does not employ SFD technology for oil and natural gas exploration purposes. We also do not carry key person life insurance policies on Mr. Liszicasz.

In addition, our President, Chief Financial Officer, and Vice President of Exploration (U.S.) left our company earlier in the year leaving these positions vacant. Our success will depend to a significant extent on our ability to engage one or more qualified oil and gas professionals to replace these executives. Although we are currently engaged in discussions with qualified candidates to fill these executive positions, we can give you no assurance that these positions will be satisfactorily filled. Our inability to fill these positions could have a material adverse effect on our business, consolidated financial condition and results of operations.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

Not Applicable.

Item 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

Item 1 - Legal Proceedings

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 2 - Changes In Securities And Use Of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission Of Matters To A Vote Of Security Holders

The annual meeting of Shareholders was held on September 20, 2002, at which the following items were voted upon:

1.The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:
Voting Results	For	Against	Abstain
Donald Foulkes	9,685,222	0	11,500
Dennis R. Hunter	9,685,222	0	11,500
George Liszicasz	9,672,822	12,400	11,500
Douglas Rowe	9,685,222	0	11,500
Robert Van Caneghan	9,685,222	0	11,500

 2. The 2000 Pinnacle Oil International, Inc. Directors' Stock Option Plan was approved and adopted. Under this plan, the Compensation Committee, acting as the plan administrator, is authorized to issue up to 400,000 shares of our common stock. The plan does not mandate a formula for the pricing of options, however, the Compensation Committee has recently adopted a standard for the granting of options. Generally, all options vest over a three-year period in thirds with each third vesting on the first through third anniversary of the grant. All unexercised options expire on the five anniversary of the grant. The exercise price of the option is generally priced at the closing price of our common stock on the date of grant.

Voting Results	For	Against	Abstain
	9,562,251	124,091	10,380

3. The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.
Voting Results	For	Against	Abstain
	9,693,522	2,000	1,200

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits And Reports On form 8-K

a) Exhibits

Exhibit No.	Description
3.18	Amended By-laws of Energy Exploration Technologies, Inc. Amended September 20, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

i) Form 8-K filed on July 12, 2002 reporting a change in independent auditors and the resignations of two board members.

ii) Amended Form 8-K filed on July 22, 2002 reporting a change in independent auditors and the resignation of two board members.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 14th day of November, 2002.
Energy Exploration Technologies

By:	/s/ George Liszicasz George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)

SECTION 302 CERTIFICATION

I, George Liszicasz, certify that:

1. I have reviewed this quarterly report of Energy Exploration Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. As the registrant's sole certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. As the registrant's sole certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	By:	/s/ GEORGE LISZICASZ Name: George Liszicasz Title: Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)