Form 10-K
period 2002-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2003-03-31
CIK 1009922

As filed with the Securities and Exchange Commission on March 31, 2003

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number:  0-24027

ENERGY EXPLORATION TECHNOLOGIES (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)
700-840-7 Avenue SW, Calgary, Alberta, Canada, (Address of principal executive offices)	T2P 3G2 (Zip Code)

Registrant's telephone number, including area code:  (403) 264-7020

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

Yes   [X]  No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2003 was approximately $1,565,547 based upon the closing price per share of the registrant's common stock of $0.14 on that date.

The number of shares outstanding of the registrant's common stock as of March 26, 2003:  16,971,153 shares.

Documents Incorporated By Reference: None

Advisement

Unless specified otherwise as used herein, the terms "we," "NXT", "us" or "our" refers to Energy Exploration Technologies, its wholly owned subsidiaries and its interest in its joint ventures.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of December 31, 2002, was CDN $1.5776 to U.S. $1. For information relative to the conversion of Canadian amounts into US dollars, see the section contained in explanatory Note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

Special Note Regarding The Observations, Beliefs And Opinions Expressed In This Annual Report Relating To The Scientific Basis And Principles Of Our SFD Technology

The observations, beliefs and opinions we express in this annual report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, except to the extent expressly stated in this annual report.

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

You can generally identify any forward-looking statements contained in this annual report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans and the performance of our joint venture partners.

Whenever you read any forward-looking statements contained in this annual report you should remain mindful that actual results may vary from the anticipated or predicted results as expressed by the forward-looking statements for a number of reasons or factors including, but not limited to, changes in our business plan and corporate strategies or those of our joint venture partners, changes in political climate and fluctuations in forecasted oil and natural gas prices. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report.

Additionally, the various uncertainties and risk factors described in this annual report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Consequently, we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences or effects on us.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a reconnaissance exploration company that utilizes our Stress Field Detector (SFD) technology, which is a remote-sensing airborne survey technology comprised of SFD and integrated electronic data acquisition, processing and interpretation subsystems and software. Our principal executive offices are located at 700, 840 - 7 Avenue SW, Calgary, Alberta, Canada and our telephone number is (403) 264-7020.

We use our SFD to survey large exploration areas from aircraft at speeds of approximately 200 mph to identify and prioritize leads for further evaluation and potential drilling. SFD has been successfully field tested for independent geologists and joint venture partners. Our SFD affords us the relatively inexpensive ability to obtain analysis and interpretation of potential hydrocarbon prospects in a matter of days or weeks, as compared to months or years, as in the case of the seismic methods currently employed in wide-area exploration activities. These advantages can dramatically reduce finding costs as well as the exploration time cycle. Finding costs include seismic acquisition, purchasing mineral rights and drilling and completing exploration wells. Once SFD prospects are identified, highly focused conventional geological and geophysical methods are employed to evaluate the potential commercial viability of the prospects.

We conduct our activities through two wholly-owned operating subsidiaries: NXT Energy USA, Inc., which focuses on United States-based exploration and NXT Energy Canada, Inc. which focuses on Canadian-based exploration. All survey flight activities are conducted through our subsidiaries, NXT Aero USA, Inc. and NXT Aero Canada, Inc. NXT concentrates on research and development efforts to improve our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

CORPORATE HISTORY

We were initially incorporated in Nevada on September 27, 1994 under the name Auric Mining Corporation. In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock. As a consequence of this reverse acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock.

Prior to this transaction, we were a corporate shell conducting no active business, and NXT Energy USA was a development stage research and development enterprise holding world-wide rights to use the SFD technology for hydrocarbon exploration purposes. Immediately after this transaction, we changed our name to Pinnacle Oil International, Inc, and subsequently, on June 13, 2000, we changed our name to Energy Exploration Technologies.

CORPORATE OBJECTIVE

Our corporate objective is to become an industry leader in technology-driven oil and natural gas exploration. We believe our SFD technology has the potential to provide significant competitive advantages.

BUSINESS STRATEGY

Our primary objective is to become profitable and self-sustaining:

-	through the development or sale of our current inventory of properties;
-	by taking the lead in identifying areas, which are most attractive for exploration, using SFD;
-	through the early acquisition of mineral rights;
-	by direct participation in selection of drilling locations; and
-	by the sale of the properties as they reach the developed stage.

We believe that the majority of the value of hydrocarbon reserves is added early in the development cycle and we plan to sell the reserves as the value-adding curve begins to level off. We do not plan to be a long-term production based company, although we may hold properties after they begin production for periods of time while we wait for oil and natural gas prices to increase. Reserves will be treated as portfolio investments and will be sold off as product prices rise and held when prices drop. This strategy will require discipline and focus, as it tends to be contrary to the activities of many industry players. Also, we will need to build a financial reserve to enable us to sustain operations through the cyclical price downturns that regularly occur in this industry.

We believe that by successfully exploiting our SFD we will be able to achieve market acceptance, and access to the additional capital to fund the exploration, land acquisition and drilling efforts that will be necessary to fund our future growth and expansion.

STRESS FIELD DETECTOR TECHNOLOGY

Our SFD allows us to measure variations in energy fields, which we believe to be related to stressed subsurface structures and hydrocarbon accumulations. By analyzing these field patterns, we are able to determine the probability of locating commercially viable hydrocarbon deposits.

Subsurface mechanical stresses are caused by forces that disrupt the stress and pressure equilibrium in buried strata. Sedimentary basins consisting of relatively undisturbed flat-lying or gently dipping sediments or sedimentary rock generally maintain balanced pressure equilibrium and therefore exhibit low constant stress. Where the sedimentary package is compressed, folded, faulted, or fractured, a balanced mechanical equilibrium is not maintained. In other areas where the regional strata are characterized by non-uniform geologic layering, there appears to be exhibited higher residual stress than the surrounding regional strata.

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

While the response of our SFD to known structurally trapped accumulations is more readily demonstrated, responses to stratigraphically trapped accumulations has led us to infer that a hydraulic component of stress exists in certain trapping conditions. As a consequence, our SFD technology has practical applications as an oil and natural gas finding tool.

The exact nature of the energy fields the SFD reacts to and measures are unknown. The two known energy sources to which the SFD may respond are electromagnetic fields (i.e., of an electric, magnetic or electromagnetic character) and gravitational fields. For the reasons explained below, we believe that the energy fields we are measuring are both non-electromagnetic and non-gravitational in character.

-

We have determined that when the SFD encounters changing natural or artificially-created electromagnetic fields, it does not appear to respond to the resulting changes in energy levels. As a consequence, we believe that the energy fields measured are non-electromagnetic by nature.

-

While conducting aerial surveys, the SFD is subjected to changes in horizontal and vertical acceleration arising from turbulence that exceed, by significant orders of magnitude, the changes in acceleration forces attributable to naturally occurring gravity. Since the SFD does not appear to respond to these horizontal and vertical acceleration forces, it follows that the lesser forces of acceleration associated with gravity do not affect it. As a consequence of this lack of response, we believe that the energy fields measured are non-gravitational by nature.

We hypothesize that the principal component of our SFD technology, which we refer to as the SFD sensor, is a passive transducer that creates and maintains a stress-related non-electromagnetic and non-gravitational energy field that interacts with stress-related non-electromagnetic and non-gravitational energy fields associated with subsurface conditions.

Our testing and development of the SFD technology to date has been almost entirely focused on an applied basis toward the identification of hydrocarbon related subsurface conditions. We have not scientifically proven our hypothesis and at this time, we do not plan to conduct more comprehensive scientific evaluations.

SFD Survey System

Our SFD technology is comprised of the following components, which we collectively refer to as our SFD survey system, used for the following functions:

-

Stress Field Detector--the stress field detector or SFD is a unit, which houses the SFD sensor, the principal component of our technology. As discussed above, the SFD sensor is a passive transducer that interacts with energy fields created by subsurface stresses as our aircraft flies over those areas and registers that interaction in the form of digital electronic signals. When NXT conducts SFD surveys, we use an SFD array incorporating eight interchangeable SFD sensors, which allows us to collect eight sets of SFD signals. The ability to collect data from multiple SFD sensors is important for several reasons. First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights. Second, we use different SFD sensor designs, which allow us to collect different qualitative information. For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults. Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted by a number of factors, including turbulence, the turning motion and angle of the aircraft, signal saturation or over-load, and in some cases the age of a given sensor.

-

Data Acquisition System--used in conjunction with the SFD array on surveys, our data acquisition system is a compact, portable computer system which concurrently acquires the eight electronic digital signals from the SFD array in two different data formats per sensor or sixteen signal sets in total, marks each of the signal sets with their geographic location using global positioning satellite coordinates, and then stores this information for subsequent processing and interpretation at our home base.

-

Data Processing and Interpretation Systems--once returned to our home base, the SFD data collected is processed and converted into a format that can be used by our interpretive staff. All processing is performed by our staff using computer workstations and processing software, which has been developed in-house. Once the SFD data has been processed, our geological and geophysical staff review the data, plot the flight lines, and produce computer-generated base maps using our processing software and industry standard mapping software and databases.

How Do We Acquire SFD Data

Our SFD survey system is flown over pre-selected exploration areas at varying altitudes and from different directions. The SFD sensors interact with the constantly changing stress fields and responses are recorded in the form of digital electronic signals resembling waveforms, referred to as SFD signals. Our proprietary data acquisition system acquires and records these signals and marks their geographic location with global positioning satellites. These integrated signals are now referred to as SFD data. The SFD signals are also displayed in real time on board our survey aircraft, which allows our on-board technical crew to immediately identify areas of particular interest for further investigation.

How Do We Interpret SFD Data

Once SFD datasets are returned to our offices, our geological and geophysical interpretive staff process the data, plot the flight lines, and produce computer-generated base maps. We then commence the following screening and interpretation process:

-

First, we screen the SFD data for anomalous signals on the flight line, which we refer to as SFD anomalies. These SFD anomalies include signals from both unknown or non-producing areas that we survey as well as signals obtained over known oil and natural gas pool crossings.

-

Then our geological team puts each identified SFD anomaly into subsurface context using our in-house geological database. The SFD anomaly may then become a SFD lead should the signals of the SFD anomaly appear to coincide in proper geologic context. In other words we answer the question, "Does the anomaly make sense where it appears in the sedimentary basin?". Where we have sufficiently qualified an SFD lead with further SFD data acquired from additional surveys, we reclassify the lead as a "recommended SFD prospect" for further geological and geophysical evaluation.

-

Lastly, should the recommended SFD prospect be targeted for exploration, traditional geological and geophysical methods, usually 2D or 3D seismic, are employed to evaluate the potential commercial viability of the prospect and to pinpoint drilling sites.

How Fast Can We Acquire And Interpret SFD Data

We conduct our SFD surveys at speeds of approximately 200 mph, and survey approximately 600 linear miles in a three-hour survey. For each survey, it takes our staff between one to two days of data processing and interpretation--including plotting flight routes, screening and analyzing anomalies, putting the anomalies in geologic context, and ranking the anomalies--to sufficiently identify and recommend the SFD prospects from that survey.

As a consequence, we are able to record and interpret approximately 600 linear miles of SFD data acquired in one SFD survey flight over a period of only a few days. By way of comparison, traditional land-based seismic crews record up to five linear miles of 2D seismic per day. Two or more weeks are then required to process the data, followed by several weeks for interpretation. As a result, it can take a minimum of six months to record and interpret 1,000 linear miles of new 2D seismic data. Greatly adding to these direct seismic expenses are the obvious opportunity costs of allowing aggressive competitors with similar seismic capabilities an equal chance to image oil and natural gas accumulations during the same six-month interpretation period.

We identify approximately twenty SFD leads on average for each three-hour survey, and ultimately on average, two or 10% of these leads are considered for further evaluation. The SFD prospects which we tender can be pool to field-sized targets that could require two to ten wells or more to exploit depending upon the accumulation. The actual number of these recommended SFD prospects that are accepted and ultimately drilled would, however, be dependent upon any number of competitive, geological and environmental variables.

Business And Geographic Segments

We currently operate in only one business segment, oil and natural gas exploration, insofar as we intend to develop all oil and natural gas exploration prospects identified using our SFD technology either directly for our account or indirectly for our account through working interest or overriding royalty interests. We do not currently sell or market our SFD data or surveying services as a separate product to third parties but we are currently investigating opportunities to provide this service. For geographical segment information, see explanatory Note 16 to our consolidated financial statements included with this annual report.

JOINT VENTURES

Our United States exploration activities to date have been conducted principally with CamWest Exploration LLC, a privately held oil and natural gas exploration company located in Denver, Colorado. These activities were conducted through an Exploration and Joint Venture Agreement which expired in February 2003.

Our Canadian exploration activities in the past have been conducted principally through Calpine Canada Resources Limited, located in Calgary, Alberta, Canada. These activities were governed by the terms of an Exploration and Joint Venture Agreement, which expired during 2002.

We expect to form joint ventures in the future but they will be on a prospect-by-prospect basis and will be with a variety of industry partners.

ANALYSIS OF SFD SURVEY RESULTS TO DATE

The results of our drilling efforts to date have been mixed. These limited results appear to validate the effectiveness of our SFD technology insofar as most of the wells drilled have encountered hydrocarbon bearing formations, although the utility of these results in empirically validating the SFD are hindered by a number of factors. The following factors have impacted our drilling results:

-	a number of drilled and cased wells have not yet been tied into gas pipelines;
-	a number of drilled wells were not completed, due to cost and distance factors;
-	a number of prospects have not been developed due to environmental considerations;
-	the process of acquiring hydrocarbon rights is highly competitive and we were outbid at auction on some propects;
-	the volatility of oil and natural gas prices experienced over the last few years has affected our ability at times to justify the economics of drilling activity; and
-	our lack of control in the past due to our minority-partner status has resulted in drilling which was not consistent with our corporate goals.

OPERATIONAL RESULTS

During 2002, the following events occurred:

-

In January, we decided to take active steps to reduce our overhead. During the next nine months, staff levels were decreased from 22 to 7 and half of the office space was subleased. Salaries for management were reduced by 50%. During this period three of the senior officers left our company.

-	In March, our Canadian property at Beiseker, Alberta, came on production from three wells and our share of production was approximately 200 thousand cubic feet of natural gas per day.
-	In late April, our U.S. production commenced from the Beta Race 22-6 well in North Dakota and our share of production was approximately 500 thousand cubic feet of natural gas per day.
-	In May, we sold our Piaggio aircraft and the associated debt was fully paid off.
-	In July, we sold our Beiseker property.
-	In August, we purchased our Adsett lands in B.C.
-	In September, drilling commenced on our Antelope Tail prospect in Wyoming.
-	In November, our Antelope Tail well was plugged and abandoned.
-	In December, our 50% partner drilled the Fincastle prospect on a farm-in basis. The well tested gas but subsequently watered-out and has been abandoned.
-	In late December, our Commander aircraft was sold and the hangar lease was terminated.

Summary Of Exploration Costs

Summarized below are the oil and natural gas property costs we capitalized for the year ended and as of December 31, 2002 and 2001:
	Capitalized for the Years Ended December 31		Capitalized As of December 31
	2002	2001	2002	2001

Acquisition costs	$ 232,226	$ 573,479	$ 1,268,667	$ 1,036,441
Exploration costs	1,380,801	2,813,401	7,391,878	6,011,077
Development costs	27,681	55,553	83,234	55,553
Oil and natural gas properties	1,640,708	3,442,433	8,743,779	7,103,071
Less depletion	(140,122)	-	(140,122)	-
Less impairment	(3,495,970)	(1,616,587)	(5,612,387)	(2,116,417)
Less dispositions	(158,255)	(69,096)	(227,351)	(69,096)
Net oil and natural gas properties	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

Net proved and unproved oil and natural gas property costs are summarized below:

	Capitalized for the Years Ended December 31		Capitalized as of December 31
	2002	2001	2002	2001

Proved property costs	$ (1,363,260)	$ 2,144,706	$ 781,446	$ 2,144,706
Unproved property costs	(790,379)	(387,956)	1,982,473	2,772,852
	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

Summary Of Drilling Results

Summarized below are our drilling results relative to natural gas or oil wells in which we have an interest.

	Total Wells Drilled In Period (1)	Wells Placed In Commercial Production	Wells Shut-In Pending		Wells Abandoned Because
			Connection To Pipeline	Further Development Decisions	Dry Or Non-Commercial	Junked For Mechanical Reasons

(Gross Wells / Net Wells)

2002:
United States	1 / 0.17	(2)	--	--	1 / 0.17	--
Canada	1 / 0.21	--	--	--	1 / 0.21	--
Total	2 / 0.38	--	--	--	2 / 0.38	--

2001:
United States	2 / 0.46		1 / 0.23 (2)	--	1 / 0.23	--
Canada	3 / 0.17	--	2 / 0.11	--	1 / 0.06	--
Total	5 / 0.63	--	3 / 0.34	--	2 / 0.29	--

2000:
United States	4 / 0.69	--	2 / 0.39	1 / 0.15	--	1 / 0.15
Canada	8 / 1.16	--	2 / 0.23	3 / 0.48	3 / 0.45	--
Total	12 / 1.85	--	4 / 0.62	4 / 0.63	3 / 0.45	1 / 0.15

Cumulative to date	22 / 3.20	--	9 / 1.19	5 / 0.74	7 / 1.12	1 / 0.15

1. Based on rig release dates.
2. One well drilled in 2001 in the U.S. was placed on production in 2002 and our interest in it is 22.5%

Summary Of Proved Reserves

Summarized below are our proved reserves and the present value of the future net revenues (revenues less production and development costs) attributable to those reserves (before income taxes) as of December 31, 2002, as estimated by Dobson Resource Management Ltd., an independent engineering firm.
	Proved Developed Reserves	Proved Undeveloped Reserves	Total Proved Reserves
Natural Gas in thousands of cubic feet (mcf):
United States	988,000	98,000	1,086,000
Canada	119,000	--	119,000
Total	1,107,000	98,000	1,205,000
Oil and Condensate Barrels (bbls):
United States	--	--	--
Canada	33,000	--	33,000
Total	33,000	--	33,000
Future net revenue, before income taxes:
United States	3,314,000	208,000	3,522,000
Canada	395,000	--	395,000
Total	3,709,000	208,000	3,917,000
Present value of future net revenue, before income taxes:
United States	2,000,000	79,000	2,079,000
Canada	249,000	--	249,000
Total	2,249,000	79,000	2,328,000

Summary Of Acreage

Summarized below is the acreage of land holdings in which we hold either direct working interest agreements, or have a right to acquire a working interest, divided between properties that are proved and are unproved.

	Proved		Unproved
Interest (geographical area)	Gross Acres	Net Acres	Gross Acres	Net Acres
Wyoming	640	99	48,101	9,375
North Dakota	640	108	11,733	4,401
Alberta	320	72	29,664	10,926
British Columbia	-	-	8,938	2,886
Total	1,600	279	98,436	27,588

DESCRIPTION OF PROPERTIES

Williston Basin, North Dakota, United States

We hold a 22.5% working interest in this 7,680 acre prospect located in Billings County, North Dakota. The Beta Race 22-6 well was drilled in the winter of 2001 and proved to be a commercial natural gas discovery which commenced production in April 2002 and is producing about 3 million cubic feet equivalent per day.

Green River Basin, Wyoming, United States

We have interests in three exploration blocks in the Green River basin: the Poblano/Antelope Tail block, the Gold Coast prospect, and the Horsethief Canyon prospect. We also hold prospective rights to acquire working interests in a number of other prospects in the Green River basin including Alkali Creek South and Stage Coach Draw North.

-

Poblano/Antelope Tail--We hold a combination 5.6% to 22.5% overall working interest and a 0.8% to 3.5% net overriding royalty interest on this exploration block. It consists of 34 sections in Sublette County, Wyoming. Four wells were drilled in prior years in the Poblano exploration block and encountered over-pressured gas sands in the Mesa Verde formation that have very low permeability. The wells have been suspended as uneconomic at this time.

In the fall of 2002, we participated in drilling the Habanero-Federal 14-21 exploratory well on the Antelope Tail prospect. The well was plugged and abandoned at 13,995 feet. The drilling of the well earned us a 16.875% working interest in all rights from surface to basement in 3,660 gross acres of land encompassing both the Antelope Tail prospect and the southern end of the Pinedale Anticline. Our partner, CamWest, has obtained three additional permits targeting the Lance and Mesa Verde zones on the Pinedale Anticline. The 14-21 well showed the structural development predicted by SFD but the structure formed after hydrocarbon migration.

-

Gold Coast--We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest on the overall exploration block. The Gold Coast prospect consists of a 34,560-acre exploration block located in Sweetwater County, Wyoming. Two wells were drilled in prior years. One well was junked for mechanical reasons and the other was suspended as non-economic.

-

Horsethief Canyon --We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in our Leucite Hills South prospect, located in Sweetwater County, Wyoming. A test well was drilled in 1999 by the mineral rights owner as operator in a location approximately one mile to the south of our recommended SFD prospect. This well was cased as a natural gas well. We have not ascertained the potential estimated or proven reserves of this well to date, and will not be able to do so until the well is connected to a pipeline and production tested.

Alberta, Canada

-

Monarch--We hold a combination 22.5% overall working interest and 3.1% overall net overriding royalty interest in this 3,723 acre exploration block located in the Kehoe area of southwestern Alberta. We are considering whether to drill and explore or sell this prospect at this time.

-	Carbon--We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.
-	Nanton--We hold 6,560 acres at this prospect in southern Alberta.
-

Princess--We currently own the Mannville and deeper rights to 1,280 acres in the Princess area. We hold a 22.5% working interest in this prospect. We are currently negotiating the sale of this property.

-	Reagan-- We hold a 22.5% working interest in 2,560 acres in this prospect.
-

Fincastle--We hold 21% to 50 % interests in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area. In December 2002, a partner drilled a well on this prospect, resulting in initial gas shows but the well has since watered out and is being abandoned.

British Columbia, Canada

-	South Adsett-- This land was purchased in August and we are in the process of negotiating a farm-in to have it drilled. We hold a 33.3% interest in 8,235 acres.

FUTURE ACTIVITIES

We are in the process of implementing the changes we have made to our business strategy. In the past, we were compelled by our joint venture agreements to accept our partners' decisions on which prospects were to be drilled. The prospects selected by our partners were often not the preferred SFD targets.

As a result of the low success rates achieved in those joint ventures, which have now expired, we believe that we must:

-

take the lead in applying SFD to larger relatively unexplored basins, including regions outside of North America; upon identification of likely prospects, run gravity and 2D seismic to pinpoint drilling locations;

-	acquire mineral rights or negotiate participation rights, and
-	drill the selected sites, either directly or with interested joint venture partners.

By taking control in certain circumstances, we will attempt to ensure that the following objectives are appropriately addressed:

-	focus our exploration efforts on areas where SFD will be most effective;
-	expeditiously pursue seismic, land acquisition and drilling operations to prove prospects when we believe the circumstances to be warranted;
-

avoid exploration areas where we cannot acquire all prospective zones as our SFD technology cannot determine the depth of subsurface reservoirs or other potential hydrocarbon-bearing features with a sufficient degree of accuracy; and

-

avoid exploration areas with inherent technical difficulties of a nature our SFD technology cannot currently satisfactorily address, as our SFD technology cannot to date determine whether reservoirs containing SFD identified prospects have sufficient porosity and permeability to enable any hydrocarbon accumulations to be extracted in commercial quantities.

Our future activities will be aggressively directed towards creating value from our existing lands through an active program of soliciting farm-ins, participating in the most attractive drilling prospects as well as dispositions of those prospects and reserves which we feel have limited upside potential or are not core to our plans.

Management will be seeking to monetize assets on a continuous basis to fund development efforts and working interest obligations. A number of properties have been identified as disposition candidates and are being marketed. Creating a consistent revenue stream to fund on-going operations is critical at this point and will be a prime focus for much of 2003. At the same time, we will be seeking opportunities that do not require large outlays of capital but which will enable us to earn interests in mineral rights through the application of SFD.

COMPETITION

Since we use our SFD technology for wide-area oil and natural gas reconnaissance exploration, our competition would generally be described as other companies using other technologies for wide-area oil and natural gas reconnaissance exploration. The principal competitive technology in this regard is seismic, which is well accepted in the industry and has been used for over 70 years. While there are numerous seismic service companies, none use their technology for their own exploration but rather they sell the service to the oil and gas industry. The largest seismic providers to our knowledge are Compagnie Generale de Geophysique, S.A, Seitel, Inc., Veritas DGC Inc. and Petroleum Geo-Services A.S.A.

There are also a number of other technologies used in the industry for passive wide-area oil and natural gas reconnaissance exploration, including aeromagnetic, gravity surveys, ground or surface radar, satellite surveys, telemetrics and spectrum analyzers. However, we do not believe that any of these technologies have been accepted in the industry as a highly predictive general exploration tool.

To our knowledge, there are no other companies in the oil and natural gas exploration industry who commercially employ any technology similar to our SFD technology.

We have not offered SFD services to third parties in the past but we are currently considering opportunities in this aspect of the business. As our technology is unique, we feel that this may be a market which has not been tapped.

EMPLOYEES

We require specialized skill and knowledge in the identification and evaluation of prospects and in the research, development and improvement of the SFD technology. We have obtained the necessary skill and knowledge through our current employees. As of December 31, 2002, we had 7 full-time employees and 6 consultants including 3 financial staff, 2 operations staff, 1 landman, 1 geologist, 1 pilot, 1 electronics engineer, a research scientist holding a Ph.D. in micro-electronics and 3 administrative staff.

RESEARCH AND DEVELOPMENT

Our research and development activities have focused on developing, improving and testing our SFD survey system and related components. We are expending a small amount of resources annually to continuously improve the technology as our major effort now is on practical applications. Research and development expenses in 2002 were $152,862, $418,422 IN 2001 AND $368,249 IN 2000.

MANUFACTURING CAPACITY AND SUPPLIERS

We are not dependent upon any third party contract manufacturers or suppliers to satisfy our technology requirements. Our SFD sensors and the SFD unit in which they are incorporated are custom designed, fabricated and assembled in-house. The customized software used in our data acquisition system are written and modified by outside consulting programmers with whom we have long-standing relationships. The computer hardware we use in our SFD survey systems (other than the SFD unit), and the balance of the computer software we use, are all readily available from retail or wholesale sources.

SUBSIDIARIES

We have four wholly-owned operating subsidiaries:  NXT Energy USA, Inc. and NXT Aero USA, Inc., Nevada corporations formed on October 20, 1995 and August 28, 2000, respectively; and NXT Energy Canada, Inc. and NXT Aero Canada, Inc., federal Canadian corporations formed on April 1, 1997 and October 30, 2000, respectively. NXT Energy USA focuses on United States-based exploration and NXT Energy Canada focuses on Canadian-based exploration. All survey flight activities are conducted through NXT Aero USA and NXT Aero Canada.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

SFD Survey Flight Operations

The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation with the exception of flight rules issued by the Federal Aviation Administration (for activities in the United States) and Transport Canada (for activities in Canada) governing the use of private aircraft, including rules relating to low altitude flights.

Oil And Gas Exploration And Development Projects

The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States and federal and provincial governments in Canada. In particular, oil and natural gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations are generally intended to prevent the waste of oil and natural gas, to protect rights to produce oil and natural gas between owners in a common reservoir, to control the amount of oil and natural gas produced by assigning allowable rates of production, and to reduce contamination of the environment. Environmental regulations affect our operations on a daily basis. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend to stricter environmental legislation and regulations will continue.

We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect other projects of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general would have a material adverse effect on our business, financial condition and results of operations.

OPERATING HAZARDS

SFD Survey Flight Operations

The operations of SFD survey flights are subject to the usual hazards incident to general and low-level flight operations. These hazards can cause personal injury and loss of life, as well as severe damage to and destruction of property. While we maintain general business insurance coverage, we do not carry insurance specific to the operation of a third party aircraft although we are currently investigating this type of insurance. If we were unable to procure insurance for our flight operations at an acceptable cost, the occurrence of a significant adverse aircraft accident not fully insured or indemnified against could have a material, adverse effect on our business, financial condition and results of operations.

Oil And Gas Exploration And Development Projects

The oil and natural gas exploration and development projects in which we participate will be subject to the usual hazards incident to the drilling of oil and natural gas wells, including the risk of fire, explosion, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. These hazards can cause personal injuries or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

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

In cases where we have direct liability as a result of our participation on a working interest basis, the failure or inability of the project operator to procure insurance at an acceptable cost or the occurrence of a significant adverse event not fully insured or indemnified against could have a direct material, adverse effect on our business, financial condition and results of operations. In these cases, our exposure will be commensurate with our participation percentage.

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

SFD TECHNOLOGY LICENSE

Our rights to use our SFD technology arises from an SFD technology license granted to us by Momentum Resources

Corporation, known throughout this report as Momentum Resources, the owner of the SFD, pursuant to which we hold the exclusive worldwide right to use, possess and control the SFD for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose. We control all of the data acquisition, processing and interpretation systems used with the SFD for hydrocarbon identification and exploration purposes.

The terms of our license are set forth in an SFD License Agreement dated December 31, 2000 among us, Momentum Resources, and Messrs. George Liszicasz and R. Dirk Stinson, which supercedes prior licenses granted on August 1, 1996 and April 3, 1998. Momentum Resources is a Bahamas corporation that is indirectly owned and controlled by Messrs. Liszicasz and Stinson. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest shareholder and the Chief Executive Officer and a director of our company. Mr. Stinson is our second largest shareholder, a past director and officer and has commenced litigation against us as further described below in "Legal Proceedings".

The material terms of the SFD License Agreement, as most recently amended, are summarized as follows:

-

We hold a license to the exclusive worldwide right to use, possess and control all SFDs created prior to December 31, 2000, as well as any enhanced or improved versions designed, fabricated and assembled subsequently by our research and development team.

-	Momentum Resources retains title to the SFD technology and all SFDs we manufacture or control, although it is not entitled to possession of these devices until the expiration of the license.
-	We are also entitled to the exclusive use of all SFD data and signals generated by our SFDs for hydrocarbon identification and exploration purposes only.
-

All amounts we expend in SFD research and development or in manufacturing SFD units will, in conformity with prior practice, be offset against any royalties payable to Momentum Resources at the rate of $1 of offset per $2 of royalties, not to exceed $50,000 per quarter plus an amount determined in accordance with budgetary considerations. During the last three fiscal years we have spent approximately $940,000 on research and development.

-

We are obligated to pay Momentum Resources an SFD Royalty, calculated on a prospect-by-prospect basis and payable quarterly, equal to 5% of the Net SFD Profits associated with that prospect. Net SFD Profits generally refer to all revenues from a prospect, including both from the sale of petroleum substances extracted or the sale of the prospect itself, and also including revenues from joint venture partners such as gross overriding royalties, net of all costs and expenses paid by us to identify, acquire, develop, complete, and connect the prospect and to extract petroleum substances, including associated financing costs. As of March 26, 2003, no royalties have been earned by Momentum Resources.

-

In addition to the noted royalty payments, we are obligated to grant Momentum Resources performance warrants entitling it to purchase 16,000 unregistered common shares for each month in which gross production from SFD prospects, in which we have an interest, exceeds 20,000 barrels of hydrocarbons subject to all securities laws and regulatory approvals. The exercise price for these warrants will be the fair market value of the common shares as determined by reference to the closing price on the last business day of the quarter of the calculation (or such other calculation as set out in the agreement), and the warrants lapse to the extent unexercised three years from the date of grant. We are not, under any circumstances, obligated to grant warrants which would entitle the holders to acquire more than 8% of the common shares, after taking into consideration outstanding unexercised warrants. As of the date of this annual report, no performance warrants have been earned by Momentum Resources.

-

Momentum Resources is prohibited during the term of the license from engaging in the identification or exploitation of hydrocarbons for its own account, and cannot grant any license or sublicense to any third party to use SFDs or SFD data for the identification or exploitation of hydrocarbons.

-

The initial term of the license expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the license. We must obtain the approval of a majority of our disinterested directors and disinterested shareholders in order to take any action to terminate the license.

-

Momentum Resources, in turn, reserves the right to terminate the SFD technology license (with at least a 90 day grace period after notice of default) upon the occurrence of any of the following events:

	-	our failure to make any payment required under the license;
	-	our abandonment or discontinuance of the oil and natural gas exploration or exploitation business;
	-	our dissolution or liquidation;
	-	our assignment of our assets for the benefit of our creditors, or our filing for bankruptcy, or the appointment of a receiver for our business or property; or
	-	our failure to perform any other material covenant, agreement or term of the license.
-

We are also prohibited from amending or modifying the license without the consent of a majority of our non-Momentum Resources related directors and, should the amendments when taken as a whole, be deemed to be materially adverse to us, by a majority of our non-Momentum Resources related shareholders.

ITEM 2. PROPERTIES

FACILITIES

Our principal executive office and research and development facilities are located at 700-840-7 Avenue SW, Calgary, Alberta, T2P 3G2. Our lease on these premises expired on January 31, 2003. Virtus Energy Ltd. assumed the main lease and we agreed to sub-lease our space from them. As of the date of this report, terms of the sub-lease have been finalized but no contract has been entered into. Our facilities, consisting of approximately 5,500 square feet, are sub-leased for an eighteen-month term extending through July 31, 2004. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease is approximately CDN $10,000 per month. We also maintain executive office facilities in Las Vegas, Nevada, for United States operational requirements, which we rent for a nominal amount. We believe that all of our current facilities are adequate for our needs for the foreseeable future.

Due to the sale of both of our aircraft during 2002, we terminated our hangar lease.

SURVEY AIRCRAFT

As we have recently developed a universal platform for our SFD equipment that can be readily installed into most types of aircraft, we no longer require custom fitted airplanes and have sold both our planes. On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party for approximately $2,600,000, and net proceeds of approximately $1,000,000 after settlement of principal and interest due on the related asset based loan. On December 24, 2002, we completed the sale of our Commander aircraft to a third party for approximately $150,000. We intend to lease airplanes as needed to conduct surveys.

PETROLEUM PROPERTIES

For a description of our petroleum properties, see the sections of this annual report captioned "Business--Summarized Exploration Information" and "Business--Description Of Exploration Properties And Programs" and explanatory Notes 5, 16 and 17 of our consolidated financial statements included at the end of this annual report.

ITEM 3. LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. Mr. Stinson is seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson's shares. On December 10, 2002, we filed our Statement of Defence and are awaiting on the Plaintiff to take further action on this matter. At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock. He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.

We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

On March 18, 2003, we were served a Statement of Claim which had been filed on March 14, 2003, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0301-04309), naming Glen Coffey, Murray's Aviation Repairs (1980) Ltd., Energy Exploration Technologies, its wholly-owned subsidiary, NXT Energy Canada, Inc., Dennis Wolsky, as Administrator of the Estate of Jerry Wolsky, deceased and Embassy Aero Group Ltd. as defendants. Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis (the "Plaintiffs") allege that the defendants were negligent and in breach of a Ferry Flight Contract between one or some of the defendants and one or some of the Plaintiffs under which Mr. Jerry Wolsky was to deliver a Piper Twin Comanche aircraft to Athens, Greece. The aircraft crashed in Newfoundland enroute to Athens killing Mr. Wolsky. The Plaintiff is seeking, among other things, damages in the amount of $450,000 Cdn for loss and damages to the aircraft and cargo; and damages in respect to search and rescue expenses, salvage, storage, transportation expenses and pollution and contamination expenses.

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract. We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

 2. The 2000 Pinnacle Oil International, Inc. Directors' Stock Option Plan was approved and adopted. Under this plan, the Compensation Committee, acting as the plan administrator, is authorized to issue up to 400,000 shares of our common stock. The plan does not mandate a formula for the pricing of options, however, the Compensation Committee has recently adopted a standard for the granting of options. Generally, all options vest over a three-year period in thirds with each third vesting on the first through third anniversary of the grant. All unexercised options expire on the fifth anniversary of the grant. The exercise price of the option is generally priced at the closing price of our common stock on the date of grant.

Voting Results	For	Against	Abstain
	9,562,251	124,091	10,380

3. The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.
Voting Results	For	Against	Abstain
	9,693,522	2,000	1,200

There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS MARKET INFORMATION

Our common shares currently trade over-the-counter on the OTC Bulletin Board under the trading symbol "ENXT". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated.

		Sales Price
Period	Volume	High	Low
2001:
First Quarter	489,200	$8.00	$2.12
Second Quarter	532,500	$3.50	$1.50
Third Quarter	701,700	$4.05	$1.65
Fourth Quarter	530,300	$2.65	$0.90
2002:
First Quarter	1,282,300	$1.50	$0.55
Second Quarter	757,800	$1.10	$0.32
Third Quarter	1,622,700	$0.68	$0.25
Fourth Quarter	4,236,300	$0.44	$0.06

The closing price for our common shares on the OTC Bulletin Board as of March 26, 2003 was $0.14. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

A shareholders' list provided by our transfer agent showed 130 registered shareholders and 16,971,153 common shares outstanding as of March 26, 2003. We estimate that there are approximately 1,350 beneficial holders of our common shares, based upon information provided by our stock transfer agent in anticipation of our upcoming annual meeting of shareholders to be held on June 20, 2003. There were also outstanding as of that date 800,000 series 'A' preferred shares, held by one shareholder, for which no trading market presently exists. These series 'A' preferred shares are convertible into approximately 2,368,762 common shares as of the date of this annual report.

DIVIDEND POLICY

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(5)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Independent Option Grants (3)	120,000	$2.00	0
1997 Pinnacle Oil International, Inc. Employee Stock Option Plan (2)	632,042	$1.15	867,958
1999 Pinnacle Oil International, Inc. Executive Stock Option Plan (3)	520,800	$2.00	479,200
2000 Pinnacle Oil International, Inc. Director Stock Option Plan (4)	240,000	$1.12	160,000

(1)	Excluding securities reflected "Number of securities to be issued upon exercise of outstanding options, warrants and rights"
(2)	Approved by security holders on July 25, 1997.
(3)	Not approved by our shareholders.
(4)	Approved by security holders on September 20, 2002.
(5)	Outstanding as of March 27, 2003.

Independent Option Grants

The following individuals hold independent stock option certificates:

On May 12, 1997, we granted stock options to Mr. Clive Boulton, then a director of NXT Energy Canada, Inc., entitling him to purchase 30,000 shares of our common stock. The exercise price for the options was $5.81 per share which corresponded with the trading price of the common stock as of the date of grant. The options were subject to vesting conditions based upon continued performance of services as a director, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively. Each vested increment of the noted options was to expire five years from date of vesting, except that vested options expire, if earlier, one year after the date on which a director's service is terminated. All of these options were fully vested as of Mr. Boulton's last day as a director. 10,000 of these options expire on May 5, 2003 and the remaining options will expire on June 20, 2003. On January 3, 2001 as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Boulton on the same terms (including number of shares, vesting, term and lapse) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common stock as of the close of business on July 5, 2001 (subsequently fixed at $2).

On May 20, 1997, we granted stock options to Mr. Liszicasz, our Chairman and Chief Executive Officer, entitling him to purchase 45,000 shares of our common stock. The exercise price for the options was $5.25 per share which corresponded with the trading price of the common stock as of the date of grant. The options were subject to vesting conditions based upon continued performance of services as a director, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively. All of these options are fully vested with 30,000 of these options set to expire in May of 2003. Each vested increment of the noted options expires five years from date of vesting, except that vested options expire, if earlier, one year after the date on which a director's service is terminated. On January 3, 2001 as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Liszicasz on the same terms (including number of shares, vesting, term and lapse) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common stock as of the close of business on July 5, 2001 (subsequently fixed at $2).

On March 10, 1998, we granted stock options to Mr. Lorne Carson, then a director of NXT, entitling him to purchase 45,000 shares of our common stock. The exercise price for the options was $5.31 per share which corresponded with the trading price of the common stock as of the date of grant. The options were subject to vesting conditions based upon continued performance of services as a director, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively. Each vested increment of the noted options was to expire five years from date of vesting, except that vested options expire, if earlier, one year after the date on which a director's service is terminated. All of these options were fully vested as of Mr. Carson's last day as a director. 15,000 of these options expire on May 5, 2003 and the remaining options will expire on May 9, 2003. On January 3, 2001 as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Liszicasz on the same terms (including number of shares, vesting, term and lapse) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common stock as of the close of business on July 5, 2001 (subsequently fixed at $2).

1999 Pinnacle Oil International, Inc. Executive Stock Option Plan

Our board of directors approved the 1999 Pinnacle Oil International, Inc. Executive Stock Option Plan on April 27, 1999. Under the plan, the plan administrator may issue up to 1,000,000 common shares to executive officers who are a natural person and an employee. All options outstanding under this plan are held by either Mr. Jim Ehrets or Mr. Daniel Topolinsky, who are no longer employees. Under the plan, Mr. Ehrets and Mr. Topolinsky have two years from their last day of employment to exercise any options which had vested prior to the end of their employment.

The Stock Option Plan is intended to attract, compensate and motivate selected executives providing them with the opportunity to share in the potential capital appreciation in NXT's stock.

Under the terms of this stock option plan, the Plan Administrator may issue Stock Options. Each issuance of an award shall be deemed to vest immediately upon issuance and shall expire on the first business day prior to the tenth anniversary of the issuance, unless otherwise outlined in the agreement underlying the issuance.

The Plan Administrator fixes the exercise price for issuances in the exercise of its sole discretion, except that the exercise price for an incentive stock option must be at least the fair market value per share of the common stock at the date of grant (as determined by the plan administrator in good faith), or in the case of greater-than ten percent shareholders, at least one hundred ten percent of the fair market value per share. At this time, the Plan Administrator has not formalized a methodology as to the setting of exercise prices. The exercise price may be paid in cash or, with the approval of the Plan Administrator, by other means, including withholding of option shares or delivery of previously held shares.

Unless otherwise provided for in the agreement underlying the issuance, upon the termination of the recipient of the issuance, the expiry date of the vested portions of the issuance shall be accelerated to 30 days after the effective date of termination. Any unvested portions of the issuance shall expire upon termination. All issuances under this stock option plan made to date have a termination clause for vested portions of the issuance of two years from the date of termination.

Should the recipient pay the exercise price of their stock options with shares of NXT common stock previously held by them, then, at the discretion of the Plan Administrator, replacement stock options may be issued to the recipient to purchase shares equal to the number of shares of common stock delivered to NXT as payment of the exercise price. These stock options shall vest immediately, have an exercise price equal to the fair market value of the common stock on the date of conversion and shall expire on the same date as the original stock option.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present selected historical consolidated financial data for each of our five most recent annual fiscal periods ended December 31, derived from our consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

The selected statement of loss and comprehensive loss data set forth below for our fiscal period ended December 31, 2002 and the selected balance sheet data set forth below as of December 31, 2002, have been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31 2001 and 2000 and the selected balance sheet data set forth below as of December 31, 2001 and 2000, have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent chartered accountants, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 1999 and December 31, 1998 and the selected balance sheet data set forth below as of December 31, 1999 and December 31, 1998 are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with our consolidated financial statements and the explanatory notes to those statements included as part of this annual report, as well as the section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Consolidated Statement Of Loss And Comprehensive Loss	Year Ended December 31,
	2002	2001	2000	1999	1998

Operating revenues	$ 529,575	$ -	$ --	$ --	$ --
Operating expense:
Oil and natural gas operating expenses	154,425	--	--	--	--
Administrative	1,593,674	1,542,013	1,529,946	1,132,390	979,119
Depletion and impairment of oil and natural gas properties	3,636,092	1,616,587	499,830	--	--
Amortization and depreciation	239,766	336,924	343,225	171,494	71,919
Research and development	152,862	418,422	368,249	272,489	57,823
Survey support	167,296	314,770	245,717	287,632	193,759
Survey operations and data analysis	12,000	97,586	26,578	30,354	30,026
Write-down of assets	226,803	18,533	--	588	--
	6,182,918	4,344,835	3,013,545	1,894,947	1,332,646

Operating loss	(5,653,343)	(4,344,835)	(3,013,545)	(1,894,947)	(1,332,646)
Other income (expense):
Interest expense	(70,974)	(152,974)	(19,274)	--	(14,299)
Interest income	20,138	111,100	357,483	360,434	209,906
Other income (expense)	28,059	(1,881)	17,522	--	19,231
Total other income (expense)	(22,777)	(43,755)	355,731	360,434	214,838

Net loss for the period	(5,676,120)	(4,388,590)	(2,657,814)	(1,534,513)	(1,117,808)
Other comprehensive gain (loss):
Foreign currency translation adjustment	39,211	(158,952)	(34,625)	(29,403)	--
Comprehensive loss for the period	$ (5,636,909)	$ (4,547,542)	$ (2,692,439)	$ (1,563,916)	$ (1,117,808)
Basic and diluted loss per share	$ (0.33)	$ (0.31)	$ (0.20)	$ (0.12)	$ (0.35)
Cash dividends per share	$ --	$ --	$ --	$ --	$ --
Weighted average shares outstanding	16,971,153	14,222,820	12,987,297	12,684,289	12,392,011

	As at December 31,
Consolidated Balance Sheet Data:	2002	2001	2000	1999	1998
Working capital	$ 842,530	$ 2,515,338	$ 4,045,536	$ 8,656,695	$ 4,685,238
Current assets.	991,563	3,342,224	5,093,622	9,259,016	4,862,588
Oil and natural gas properties, net	2,763,919	4,917,558	3,160,808	775,159	--
Other property and equipment, net	229,131	3,448,416	3,854,206	661,201	575,190
Total assets	4,018,825	11,763,100	12,168,228	10,729,926	5,566,205
Current liabilities	149,033	826,886	1,048,086	602,321	177,350
Long-term liabilities	--	1,463,729	1,535,136	--	--
Total liabilities	149,033	2,290,615	2,583,222	602,321	177,350
Shareholders' equity	3,869,792	9,472,485	9,585,006	10,127,605	5,388,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this annual report.

OVERVIEW

We are a technology-based reconnaissance exploration company that utilizes our SFD technology to identify and prioritize oil and natural gas prospects. We conduct our activities through our two wholly-owned operating subsidiaries, NXT Energy USA, Inc. which focuses on United States-based exploration, and NXT Energy Canada, Inc. which focuses on Canada-based exploration. NXT concentrates on research and development efforts as needed to improve the capability of our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

Our exploration efforts have been conducted under two broad area joint venture agreements pursuant to which we conducted SFD surveys in exploration areas selected by joint venture partners. We then had the right to participate in the prospects on a combination working interest/overriding royalty interest basis, typically up to a 22.5% working interest and a 4% overriding royalty. Those joint venture agreements have now expired and we have commenced direct exploration activities.

Our rights to use our SFD technology arise from an SFD technology license, which we acquired from the owner and licensor of that technology, Momentum Resources, and we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 5% of any Prospect Profits (as that term is defined in the license) which we may receive after December 31, 2000.

Prior to December 31, 2001, we had not generated any operating income and were considered a development stage enterprise. We now have a proved reserve base, and commenced production in the first quarter of 2002.

RESULTS OF CONSOLIDATED OPERATIONS

During 2002, the following events occurred:

-

In January, we decided to take active steps to reduce our overhead. During the next nine months, staff levels were decreased from 22 to 7 and half of the office space was subleased. Salaries for management were reduced by 50%. During this period three of the senior officers left the company.

-	In March, our Canadian property at Beiseker, Alberta, came on production from three wells and our share of production was approximately 200 thousand cubic feet of natural gas per day.
-	In late April, our U.S. production commenced from the Beta Race 22-6 well in North Dakota and our share of production was approximately 500 thousand cubic feet of natural gas per day.
-	In May, we sold our Piaggio aircraft and the associated debt was fully paid off.
-	In July, we sold our Beiseker property.
-	In August, we purchased our Adsett lands in B.C.
-	In September, drilling commenced on our Antelope Tail prospect in Wyoming.
-	In November, our Antelope Tail well was plugged and abandoned.
-	In December, our 50% partner drilled the Fincastle prospect on a farm-in basis. The well tested gas but subsequently watered-out and has been abandoned.
-	In late December, our Commander aircraft was sold and the hangar lease was terminated.

Operating Revenues

We commenced production in late March from the Beiseker property in Alberta, Canada. Our share of production from the three wells was approximately 200 thousand cubic feet per day and it generated $75,628 in revenue for the period from commencement of production until the property was sold on July 1, 2002 for a gain of $42,046.

Our U.S. production commenced in late April and our share of on-going production was approximately 500 thousand cubic feet per day and it generated revenue of $453,947.

We had no oil and natural gas working interest or royalty revenues for our years ended December 31, 2001 and December 31, 2000.

Operating Loss - 2002 compared to 2001

The operating loss was $5,653,343 for 2002, compared to a loss of $4,344,835 for 2001, representing a $1,308,508 (30%) overall increase. This was attributable to the following:

-	$154,425 in oil and natural gas operating expenses compared to $Nil in 2001 as this was the first year of production;
-

an increase of $51,661 (3%) in administrative expenses to $1,593,674 for 2002 from $1,542,013 in 2001. The effects of management's decision in early 2002 to cut costs and reduce staff will not be realized until 2003 as there were significant costs associated with the staff reductions as well as many costs which were contractual in nature and could only be reduced or cancelled at renewal time;

-

an increase of $2,019,505 (125%) in depletion and impairment of oil and natural gas properties to $3,636,092 from $1,616,587 in 2001. This increase is made up of first year depletion of $140,122, ceiling test write-downs during the year of $263,000 and property impairments of $3,232,970. The property impairments related to the write-off of the costs ($636,000) associated with the unsuccessful Antelope Tail well which was drilled on unproved lands and the additional impairments of $2,596,970 related to the Poblano prospect in the U.S. initial reserve evaluations in 2001 related to the Poblano property, based upon production tests, indicated that there were economic reserves which were classified as proved. However, more extensive tests indicated low permeability and uneconomic reserves and we have written down the costs and reserves accordingly; and

-

an increase of $208,270 (1,124%) in write-down of aircraft and flight equipment to $226,803 for 2002 from $18,533 in 2001. This was the result of the decision to sell the two aircraft. Both aircraft were sold during the year and the remaining equipment was written down to expected recovery value;

partially offset by:

-

$97,158 (29%) reduction in amortization and depreciation to $239,766 in 2002 from $336,924 in 2001 was the result of the decision to sell the aircraft. The aircraft were not depreciated from that point. The reduction related to the aircraft was partially offset by increased depreciation taken on leaseholds and office equipment to reflect the termination of the lease;

-

a decrease of $265,560 (63%) in research and development to $152,862 in 2002 from $418,422 in 2001. This reduction was due to less resources being applied to research and more to application of the technology as well as reduced staff levels in this area;

-	a reduction of survey support costs of $147,474 (47%) to $167,296 in 2002 from $314,770 in 2001. This is due to reduced activity as we were working at cost reductions and there were fewer flights; and
-	survey operations and data analysis were also down by $85,586 (88%) for the reasons noted for survey support costs.

Operating Loss - 2001 compared to 2000

We incurred an operating loss of $4,344,835 for 2001, as compared to $3,013,545 for 2000, representing a $1,331,290 (44%) overall increase. The increase in our operating loss for 2001 over 2000 was attributable to the following:

-

a $1,116,757 (223%) increase in impairment in our oil and natural gas properties from $499,830 to $1,616,587 for 2001 related to our write-down of the cost of drilling and completing six wells as non-commercial, the write-down of acquired Canadian leases to fair market value, and a ceiling test write-down of Canadian cost center oil and natural gas property costs;

-

a $71,008 (267%) increase in survey operations and data analysis expense from $26,578 to $97,586 in 2001 over 2000 was primarily attributed to fewer survey flights being carried out and a greater portion of our surveys being carried out for our own account than for our joint venture partners;

-

a $69,053(28.1%) increase in survey support expense from $245,717 to $314,770 for 2001 over 2000 was primarily attributable to higher costs to maintain our survey aircraft for the period and increased hangar costs;

-

a $50,173(13.6%) increase in research and development expense from $368,249 to $418,422 for 2001 was principally attributable to salaries associated with additional research and development staffing as we focused increased efforts to improve the operation and capability of our SFD survey system during these periods;

-	a $18,533 write-down of aircraft and flight equipment costs; and
-	a $12,067( 0.8%) increase in administrative expense from $1,529,946 to $1,542,013;

partially offset by a $6,301(1.8%) decrease in amortization and depreciation from $343,225 to $336,924 for 2001 from 2000 was primarily attributable to an increase in the estimated useful remaining life of the survey aircraft, and the consequential reduction in annual amortization as the overall remaining unamortized costs of these aircraft are spread over a longer amortization period.

Other Income And Expense - 2002 compared to 2001

-	Interest expense was down by $82,000 (54%) to $70,974 in 2002 from $152,974 in 2001. This is due to the sale of the Piaggio aircraft in mid 2002 and the repayment of the associated debt.
-	Interest income was down by $90,962 (82%) to $20,138 in 2002 from $111,100 in 2001 and this was caused by reduced cash balances in 2002.
-	Other income of $28,059 in 2002 , compared to a loss of $1,881 in 2001, is attributable to the gain made on the sale of the Beiseker property.

Other Income And Expense - 2001 compared to 2000

-

We earned $111,100 in interest income for 2001, as compared to $357,483 for 2000. The decrease in interest income for 2001 was attributable to lower cash balances in our accounts as a result of our application of available cash for operational and capital requirements.

-	We incurred $152,974 in interest expense in 2001 compared to $19,274 in 2000 and the increase was due to the $1.6 million asset-based loan collateralized by our Piaggio P180 Avanti aircraft.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During 2002, we did not enter into any transactions with any parties that were not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources Of Cash

Our cash flow requirements for 2002 were funded principally from a private placement which closed in September 2001 of 3,803,684 common shares for total gross proceeds of $4,374,237 and the sale of both our aircraft for $2,737,434 in 2002.

There are no guarantees, commitments, lease and debt agreements or other agreements which could be triggered by an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of December 31, 2002 was $585,070, as compared to $2,994,608 as of December 31, 2001.

The $2,409,538 decrease in our cash position for 2002 was attributable to:

-	$2,123,426 cash used in operating activities;
-	$1,512,331 cash used in financing activities; and
-	partially offset by $1,187,008 cash raised through investing activities and a $39,211 comprehensive gain due to the effect of exchange rate changes.

The $1,284,671 decrease in our cash position for 2001 was attributable to:

-	$4,296,289 in cash raised through financing activities;
-	offset by $1,922,089 in cash used in operating activities; and
-	$3,499,919 in cash used in investing activities and a $158,952 comprehensive loss due to the effect of exchange rate changes.

Our operating activities required cash in the amount of $2,123,426 for 2002, as compared to cash requirements of $1,922,089 for 2001.

-

The $2,123,426 in cash used in operating activities for 2002 reflected our net loss of $5,676,120 for that period, adjusted for non-cash deductions and a net increase in non-cash working capital balances.

-	The $1,922,089 in cash used in operating activities for 2001 reflected our net loss of $4,388,590 for that period, as decreased for non-cash deductions and non-cash working capital balances.

Financing activities in 2002 used cash of $1,512,331 compared to the cash of $4,296,289 generated from financing activities in 2001.

-	The $1,512,331 in cash used by financing activities in 2002 was related to the retirement of debt associated with the aircraft which was sold in 2002.
-

The $4,296,289 in cash raised through financing activities for 2001 was principally comprised of $4,359,252 in net proceeds from a private placement of common shares in September 2001, partially offset by loan payments proceeds on the debt related to the refinancing of our Piaggio P180 Avanti aircraft.

Investing activities generated cash of $1,187,008 in 2002 compared to a  $3,499,919 use of cash 2001.

-

The principal sources of cash under investing activities in 2002 were from the sale of the two aircraft ($2,737,434) and the proceeds on the sale of the Beiseker property ($199,326) which were partially offset by expenditures on oil and natural gas properties ($1,640,708).

-	The principal use of cash for 2001 was to acquire drilling rights and seismic data in exploratory blocks ($3,442,433).

Capital Requirements Going Forward

We have approximately $480,000 in cash on hand as of March 26, 2003 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months. We will be required to raise additional financing through equity issues, borrowings or property dispositions.

We have taken steps to significantly cut-back our administration, exploration and research and development costs through a number of cost-saving measures until such time as we attain substantial revenues. We are also reducing geological, aerial survey and research and development functions. We have terminated our hangar lease and are in the process of actively soliciting offers for some of our properties.

Assuming our success in a number of these activities, we believe we can maintain this minimal level of operations for approximately twelve to 16 months. At this time, we have no other capital commitments, however, if we ramp-up operations, we will be required to raise additional capital to support increased operations.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

OTHER MATTERS

Foreign Exchange

We recorded a $39,211 foreign currency translation gain for 2002 (2001 - loss of $158,952) as a comprehensive income(loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect Of Inflation

We do not believe that our operating results were unduly affected by inflation during our three years ended December 31, 2002.

Critical Accounting Policies

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain. For example:

-

Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and SEC guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates, since our depletion and depreciation rate would then be higher and it might also result in a write down under the ceiling test. Similarly, we would have higher revenues and net profits (or lower net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003. We are currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. As we are in the process of divesting many of our properties and the associated liabilities, we expect that there may be a modest increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. We adopted the provisions of SFAS No. 144 on January 1, 2002. The impact was not material to the consolidated financial statements included at the end of this annual report.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

OIL AND GAS PRICE FLUCTUATIONS

Our primary market risks will be related to market changes in oil and natural gas prices. Since our prospective revenues will be tied to the price at which NXT sells oil and natural gas products or properties, any fluctuations in these prices will directly impact our income base. Similarly, our ability to acquire drilling rights is also directly affected by fluctuations in oil and natural gas prices, since competition for and the cost to acquire drilling rights is generally a function of oil and natural gas prices. Specifically, increases in oil and natural gas prices are generally accompanied by increases in industry competition and costs to acquire drilling rights, while decreases in oil and natural gas prices are generally accompanied by a similar decline in competition and costs to acquire drilling rights.

CURRENCY FLUCTUATIONS

An additional significant market risk relates to foreign currency fluctuations between United States and Canadian dollars. Since any revenues generated by our Canadian-based operations will be denominated in Canadian currency, our consolidated financial condition and results of operations could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of significant Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable. If earnings from our Canadian operations increase, our exposure to fluctuations in the United States-Canadian exchange rate will increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. We cannot give you any assurance that the use of exchange rate contracts or other mitigating efforts would effectively limit any adverse effects of foreign currency fluctuations on our consolidated financial condition and results of operations.

INTEREST RATE FLUCTUATIONS

We currently maintain the bulk of our available cash in Canadian dollars and our interest income from these short-term investments could be adversely affected by any material changes in interest rates within Canada.

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

UNCERTAINTIES AND RISK FACTORS GENERALLY RELATING TO OUR BUSINESS

We can give you no assurance that our plans will be successful. The failure of our plans could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

Exploration and development of oil and natural gas is extremely risky, particularly given our present stage of development. An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration, development and production of oil and natural gas. Oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that expenditures we make on future exploration will result in new discoveries of oil or gas. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered. The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, cratering, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. Our inability to drill wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, consolidated financial condition and results of operations.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs. Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs. Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production. Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

We have accumulated losses since our inception, and our continued inability to generate sufficient revenues and profits would adversely affect our ability to participate in land acquisition, seismic and drilling projects or raise additional capital, and could ultimately force us to reduce or suspend operations and even liquidate our assets and wind-up and dissolve our company

We anticipate that we will continue to incur operating losses well into 2003 unless and until we are able to bring satisfactory producing wells and fields on-line. We cannot give you any assurance that we will generate profits in the near future or at all.

If we do not raise sufficient additional capital to fully fund our further drilling and operational requirements, we will be forced to reduce or even suspend our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

We hope to activate our assets through farm-ins, drilling or dispositions to raise additional capital to fund drilling programs and operational requirements. We cannot give you any assurance that we will be able to secure the additional capital we require to fully or partially fund our plans in a manner which will not be objectionable to our company or our shareholders, including substantial dilution. Our inability to raise sufficient additional working capital in the longer-term would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Our future success is dependent upon our ability to successfully identify commercially viable hydrocarbon accumulations

Our future success is dependent upon our ability to successfully identify commercially viable hydrocarbon accumulations for development. Based on our business plan, we will be dependent on:

-	the capability of our SFD technology in identifying SFD prospects; and
-	our ability to independently raise the funds necessary to exploit these prospects.

We cannot give you any assurance that we will be able to consistently discover commercial quantities of oil and natural gas or that we will successfully acquire and drill properties at low finding costs.

Our revenues and cash flow will be principally dependent upon the success of drilling and production from prospects in which we participate

Pursuant to our business plan, our revenues and cash flow will, at least in the near-term, be principally dependent upon the success of drilling and production from prospects in which we participate in the form of an overriding royalty or a working interest or other participation right. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered. The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment.

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

Volatility of oil and natural gas prices could have a material adverse effect on our business

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including:

-	relatively minor changes in the supply and demand for oil and natural gas,
-	economic, political and regulatory developments, and
-	competition from other sources of energy.

Any extended or substantial decline in oil and natural gas prices would have a material adverse effect on:

-	our ability to negotiate favorable joint ventures with viable industry participants;
-	our ability to acquire drilling rights;
-	the volume of oil and natural gas that could be economically produced;
-	our cash flow; and
-	our access to capital.

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

The intense competition that is prevalent in the oil and natural gas industry could have a material adverse effect on our business

If we pursue development without a partner, we will have to establish markets for any oil and natural gas we do produce and we will also have to market our oil and natural gas to prospective buyers. The marketability and price of oil and natural gas, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. We will be affected by the differential between the price paid by refiners for light quality oil and the grades of oil produced by us. Our ability to market our natural gas may depend upon our ability to acquire space on pipelines which deliver natural gas to commercial markets. We will also likely be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities and relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business. We have limited direct experience in the marketing of oil and natural gas.

We compete directly with independent, technology-driven exploration and service companies, and with major oil and natural gas companies in our exploration for and development of commercial oil and natural gas properties.

We cannot give any assurance that our competitors will not develop exploration services that are superior to our SFD technology. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable participations and joint ventures with such parties, which could materially and adversely affect our business, consolidated financial condition and results of operations.

The oil and natural gas industry is highly competitive. Many companies and individuals are engaged in the business of acquiring interests in and developing oil and natural gas properties, and the industry is not dominated by any single competitor or a small number of competitors. We will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to drill and develop those prospects. Many of these competitors have financial, technical and other resources substantially in excess of those available to us. These competitive disadvantages could adversely affect our ability to participate in projects with favorable rates of return.

Our inability to retain our key managerial and research and development personnel could have a material adverse effect on our business

Our success depends to a significant extent on the continued efforts of our executive officer, Mr. George Liszicasz, the inventor of our SFD technology, who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology. The loss of Mr. Liszicasz could have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into employment and non-competition agreements with Mr. Liszicasz, he would nevertheless not be prevented from working for other companies in the oil and natural gas industry so long as they did not employ SFD technology should he elect to terminate his employment with us. We also do not carry key person life insurance policies on our executive officer.

Our success also depends on the continued efforts of our SFD research and development team, which is composed of a small number of individuals. While there are professionals who could replace these individuals, none of these professionals would have any theoretical or working knowledge of how to interpret SFD data or how our SFD technology operates, and it would take a significant period of time to train any replacement personnel. Until such time as we have a fully trained complement of SFD research and development team, the loss of any members of this team could adversely affect the pace at which we interpret SFD data or affect improvements to our SFD technology, which could adversely impact our business, consolidated financial condition and results of operations.

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

Our limited operating history could adversely affect our business

We are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise including, among others, problems of using a newly developed technology, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, development stage businesses are subject to levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of a startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give any assurance that we will successfully address these risks. Our failure to successfully address these risks could have a material, adverse effect on our business, financial condition and results of operations.

We may be unable to effectively manage our expected growth

Our success will depend upon the expansion of our business. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

-	change, expand and improve our operating, managerial and financial systems and controls; and
-	improve coordination between our various corporate functions.

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

Our business may be adversely affected by currency fluctuation, regulatory, political and other risks associated with international transactions

We currently operate within the United States and Canada and anticipate we will also operate outside of these countries in the foreseeable future. These operations will subject us to several potential risks, including risks associated with:

-	fluctuating exchange rates;
-	the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and
-	political instability and a potential war with Iraq.

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

Our business within Canada may be adversely affected by the enforcing of the Kyoto Accord

In December of 2002, the Canadian government ratified the Kyoto Accord. Under the Kyoto Accord, industrialized countries and countries in transition to a market economy agreed to bring their emissions of greenhouse gases to 5% less than 1990 levels. They also agreed to foster energy efficiency in their economies, promote the development of cleaner energy sources, and employ agricultural practices that have a sustainable environmental impact. By ratifying the Kyoto Accord, the Canadian government agreed to reduce greenhouse gas emissions to 6% below 1990 levels by 2012. This would represent a 26% reduction from projected 2012 levels. It is expected that the Canadian government will enact new environmental regulations in order to meet the goals set out in the Kyoto Accord. We believe that these new regulations will have negative repercussions on our Canadian operations but cannot determine the full impact of these at this time.

A small number of our shareholders retain the ability to influence or control our company

Mr. George Liszicasz beneficially owns approximately 31% of the common shares outstanding as of the date of this annual report, and therefore has a substantial voice in all shareholder matters.

Our series 'A' preferred shareholder does not have voting rights except as outlined below, however, these preferred shares are convertible at any time into common shares at a prescribed rate. As of the date of this annual report, the 800,000 outstanding series 'A' preferred shares, if all converted, would be convertible into 2,368,762 common shares. While our series 'A' preferred shareholder holds the preferred shares, we cannot carry out any of the following transactions or actions without that shareholder's consent and approval:

-	declare or pay any dividend (other than a stock split);
-	redeem or purchase outstanding shares of our capital stock;
-	sell our principal assets or business;
-	merge or consolidate with any other company; or
-	liquidate or dissolve.

An investment in the common shares will entail entrusting these and similar decisions to our present management subject to their fiduciary duties.

There is an inherent conflict in interest arising as a result of the relationship between our principal stockholder and the licensor of our SFD technology

Mr. George Liszicasz indirectly controls our company and is a major shareholder and director of Momentum Resources, which has granted us an exclusive license to identify oil and natural gas prospects using the SFD while reserving the exclusive right to use the SFD technology for purposes other than oil and natural gas exploration. As a result of the foregoing relationships, certain conflicts of interests between our company, Momentum Resources and Mr. Liszicasz may directly or indirectly arise, including the proper exercise by Mr. Liszicasz of his fiduciary duties on our behalf as a controlling stockholder and, to the extent applicable, as a director of our company in connection with any matters concerning Momentum Resources such as, by way of example and not limitation:

-	disputes regarding the validity, scope or duration of our SFD technology license;
-	the exploitation of corporate opportunities;
-	rights to proprietary property and information;
-	maintenance of confidential information as between entities;
-	the structure and amount of the compensatory arrangements under the license; and
-	potential competition between our company and Momentum Resources.

While Mr. Liszicasz and our company have each executed certain disclosures and consents relating to these conflicts, these disclosures and consents will not remedy these conflicts, but will merely release Mr. Liszicasz from liability as a result of the conflicts so long as he uses reasonable efforts to minimize the conflicts. In the event any of these conflicts prove to be irreconcilable, Mr. Liszicasz, who is currently an officer and director of NXT, may be forced to resign his positions with our company.

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

UNCERTAINTIES AND RISKS RELATING TO COMMON SHARES

There is only a limited public market for our common shares on the OTC Bulletin Board and that market is extremely volatile

There is only a limited public market for our common shares on the OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

Because we are a development stage enterprise with a limited operating history and no profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, our employees, directors and consultants currently hold vested options entitling them to acquire 1,063,842 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent. The 800,000 series 'A' preferred shares outstanding are also each convertible into approximately 2.96 common shares as of the date of this annual report.

You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5.00

Since the common shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

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

You should not expect to receive a liquidation distribution

If we were to wind-up or dissolve our company and liquidate and distribute our assets, our common shareholders would share ratably in our assets only after we satisfy any amounts we would owe to our creditors and any amounts we would owe to our series 'A' preferred shareholder as a liquidation preference ($7.50 per share, or $6,000,000 in the aggregate). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholder to enable you to receive any liquidation distribution with respect to any common shares you may hold.

Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

We are authorized under our Articles of Incorporation to issue up to 50,000,000 common shares. Subject to compliance with applicable corporate and securities laws, we may issue these shares under such circumstances and in such manner and at such times, prices, amounts and purposes as our board of directors may, in their discretion, determine to be necessary and appropriate. The sale of common shares under certain prices may also result in the issuance of additional common shares to the holder of our series 'A' preferred shares should it elect to convert those shares into common shares pursuant to certain anti-dilution rights they hold. Your proportionate ownership and voting rights as a common shareholder could be adversely affected by the issuance of additional common shares, including a substantial dilution in your net tangible book value per share.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of our independent auditors are filed with this annual report in a separate section at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2002, our board of directors accepted the resignation of Arthur Andersen LLP Canada, otherwise referred to as Andersen, as our independent auditors. The resignation was tendered as Andersen was no longer able to fulfill its responsibilities to NXT due to Andersen ceasing operations. Andersen audited our consolidated financial statements for our two most recent years ended December 31, 2001.

The report of Andersen accompanying the audited financial statements for our two most recent years ended December 31, 2001 was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion.

During our two most recent years ended December 31, 2001, and also during the subsequent interim period through the date of resignation, there were (1) no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission; and (3) no matters identified by Andersen involving our internal control structure or operations which was considered to be material weakness.

On July 9, 2002, our board of directors appointed D & T as our new independent accountants.

During our two most recent years ended December 31, 2001, and also during the subsequent interim period prior to the appointment of D & T, we did not consult with D & T regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did we consult with D & T with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Prior to the appointment of Andersen as our independent auditor, D & T acted as our independent auditor for the two years ended December 31, 1999, and also during the subsequent interim period through the date of their resignation in June 2000. The resignation was tendered in anticipation of a conflict of interest that would arise under the rules of the Securities and Exchange Commission governing the independence of auditors as a consequence of a pending marriage between a sibling of NXT's controller and a partner in D & T's Calgary office. Prior to the transaction between Andersen and D & T, both auditing firms reviewed the potential conflict of interest outlined above and concluded that under the recently amended Securities and Exchange Commission's rules governing independence of independent auditors, a conflict of interest no longer existed.

The report of D & T accompanying the audited financial statements for our two years ended December 31, 1999 was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion.

During our two years ended December 31, 1999, and also during the subsequent interim period through the date of resignation, there were (1) no disagreements between us and D & T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-K; and (3) no matters identified by D & T involving our internal control structure or operations which was considered to be material weakness.

PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws permit our board of directors to fix the number of its authorized members from three to eleven. At present, our board of directors consists of five members, of which five members are "common directors" appointed by our common shareholders, and there are currently no members designated as "series 'A' directors" which are appointed by our series 'A' preferred shareholder. This classification of our board of directors was made pursuant to an amendment to our articles of incorporation made in connection with the private placement in April 1998 of 800,000 shares of our series 'A' preferred stock.

Specifically, our articles of incorporation were amended to provide that our common shareholders would retain the exclusive right to elect all members of our board of directors, unless there are 400,000 or more shares of our series 'A' preferred stock outstanding, in which case our series 'A' preferred shareholder would have the right to appoint one or more additional directors. The number of directors which our series 'A' preferred shareholder may elect under such circumstances would, when aggregated with the number of common directors, equal one-sixth of such aggregated number of directors (or such minimum whole number in excess of one-sixth in the event such number of aggregated directors is not a multiple of six). The series 'A' preferred shareholder has not exercised their right to appoint a director but may do so at any time.

Our articles of incorporation specifically provide that our common shareholders shall have no right to vote for the series 'A' directors, and our series 'A' preferred shareholder shall have no right to vote for the common directors. The removal of any series 'A' directors shall require only the affirmative vote of holders of a majority of the then outstanding shares of our series 'A' preferred stock. The vacancy of any series 'A' director position, from whatever cause, shall require only the affirmative vote of holders of a majority of the then outstanding shares of our series 'A' preferred stock.

Our common directors are appointed by our common stock shareholders at our annual meeting of shareholders and holds the position either until the next annual shareholders meeting or until a successor is appointed. The following table sets forth information, as of March 26, 2003, regarding our directors, executive officers and key employees:
DONALD E. FOULKES Age 54 Director since May 2002

Mr. Foulkes has been a director and the President of AltaCanada Energy Corp. (TSX:ANG), an oil and gas exploration company, since September 2002. Prior to joining AltaCanada, Mr. Foulkes had been the Chairman of the Board of Bushmills Energy Corp. (TSE:BSH), an oil and gas exploration company, since 2001. Mr. Foulkes was with Causeway Energy Corporation (TSE:CUW), an oil and gas exploration and production company, from 1995 to 2001, where he held the position of President from 1995 until 1998 when he became the Chief Executive Officer. From 1992 to 1995, Mr. Foulkes was the President of Highridge Exploration Ltd. (TSE:HRE) and from 1988 to 1992, he was the President of Union Pacific Resources Inc., a private oil and gas company. Mr. Foulkes serves as a board member on our two Canadian subsidiaries, NXT Energy Canada, Inc. and NXT Aero Canada, Inc., as well; he also serves as a board member of 669677 Alberta Ltd., a private company.

Mr. Foulkes is a professional geologist and received a Bachelor of Science degree in Geology from the University of Calgary in 1970.

Mr. Foulkes sits on both our Audit Committee and our Compensation Committee.

DENNIS HUNTER Age 61 Director since September 1998

Mr. Hunter is an entrepreneur who splits his time equally between private investment activities and real estate development and management. Since 1973, Mr. Hunter has been President and Chairman of the Board of Investment Development Management Corporation, which acquires, constructs, manages, develops and sells properties in California, Oregon and Nevada. Mr. Hunter has also been Chairman of the Board since 1992, and Vice Chairman of the Board from 1984, of Northern Empire Bancshares, a holding company of Sonoma National Bank, of which Mr. Hunter was a founder in 1982. Mr. Hunter has also been a director, since 1988, of Northbay Corporation, a private holding company in the solid waste industry with 35 companies in solid waste hauling, transfer stations, portable toilets, land fill operations and real property ownership. Mr. Hunter is also the trustee and an investment strategist for five charitable remainder trusts collectively holding over $30 million in net assets. Mr. Hunter sits on the board of directors of our two US subsidiaries, NXT Aero USA, Inc. and NXT Energy USA, Inc.

Mr. Hunter received his Bachelor of Arts degree in Economics from California State University Sacramento.

Mr. Hunter has served on our Compensation Committee since February 2000.

GEORGE LISZICASZ Age 50 Director and Chief Executive Officer since January 1996

Mr. Liszicasz is the inventor of the SFD technology and has been our Chairman and Chief Executive Officer since inception. Mr. Liszicasz was appointed our interim President and interim Chief Financial Officer in July 2002. Mr. Liszicasz's primary responsibilities, as the Chief Executive Officer, interim President and interim Chief Financial Officer, are to ensure the smooth running of the day-to-day operations and to further develop our SFD technology. Prior to founding NXT, Mr. Liszicasz was Vice President of Susa Petroleum Inc. from 1993 to 1994. From 1987 to 1995, Mr. Liszicasz was President of Owl Industries Ltd., a developer of electronic controlling devices, where he had both engineering and business responsibilities. Mr. Liszicasz serves as a board member of each of our four subsidiaries; NXT Energy Canada, Inc., NXT Energy USA, Inc., NXT Aero Canada, Inc. and NXT Aero USA, Inc.

Mr. Liszicasz studied electronics and general sciences at the University of British Columbia and obtained a High Voltage Controls and Station Operations degree in Electronics from the Landler Jeno Technitken in Hungary in 1973.

DOUGLAS ROWE Age 60 Director since May 2002

Mr. Rowe has been the President, Chief Executive Officer and a director of Birch Mountain Resources Ltd.(TSX:BMD; OTCBB:BHMNF), a Canadian junior mineral exploration company, since 1994. Prior to that he was Chairman and President of Brougham Geoquest, Ltd., a company engaged in mineral exploration, from 1986 to 1993, and Brougham Energy Corporation, a company engaged in oil and gas exploration and development, from 1984 to 1986. Mr. Rowe also sits on the board of directors of our two Canadian subsidiaries, NXT Aero Canada, Inc. and NXT Energy Canada, Inc.

Mr. Rowe is a professional engineer with a Bachelors of Science degree in Electrical Engineering from Queen's University which he obtained in 1967 and has over 30 years of industry experience.

Mr. Rowe is chairman of our Compensation Committee.

SCOTT R. SCHRAMMAR Age 52 Corporate Secretary since September 2002

Mr. Schrammar is a retired businessman who has over 13 years of business law and stock brokerage experience. From 1989 to 1992, Mr. Schrammar was an independent trader at the American Stock Exchange. From 1983 to 1988, he was Head Floor Broker for Moseley, Hallgarten, Estabrook and Weeden at the American Stock Exchange. Mr. Schrammar is the Corporate Secretary of all of our subsidiaries.

Mr. Schrammar graduated Summa Cum Laude from the City University of New York with his Bachelor degree in Psychology in 1974 prior to continuing his studies at the Brooklyn Law School and receiving his Juris Doctor Degree in 1978.

ROBERT VAN CANEGHAN Age 55 Director since May 2002

Mr. Van Caneghan is a retired businessman who has over 25 years of experience as a market maker and specialist broker. From 1984 to 1994, he was a principal of Micilli-Van Caneghan, a specialist firm located on the AMEX floor. Mr. Van Caneghan was also a member of the American Stock Exchange Board of Governance from 1988 to 1994. Mr. Van Caneghan currently is a board member of our two U.S. subsidiaries, NXT Energy USA, Inc. and NXT Aero USA, Inc. and of the Financial Resources Federal Credit Union.

In 1969, Mr. Van Caneghan graduated from Wagner College with a Bachelor of Science in Economics. He then obtained a Masters Degree in Finance from the New York University Stern School of Business in 1974. Mr. Van Caneghan attended Brooklyn Law School where he graduated with a Juris Doctor degree in 1978.

Mr. Van Caneghan is a member of our Audit Committee.

38 and 39

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent year:
Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Douglas Rowe	Director	Late/1	Late/1	N/A
Donald Foulkes	Director	Late/1	N/A	N/A
Robert Van Caneghan	Director	Late/1	N/A	N/A
Scott Schrammar	Corporate Secretary	Late/1	N/A	N/A
George Liszicasz	Chairman & Chief Executive Officer	N/A	N/A	Late/1

Board Committees

Our board of directors has established two committees, a Compensation Committee and an Audit Committee.

Due to changes in our board and management in 2002, our Compensation Committee consisted of only Mr. Hunter until July 9, 2002, when our board of directors appointed Messrs. Foulkes and Rowe to assist Mr. Hunter. Our Compensation Committee reviews and makes recommendations with respect to the compensation of our executive officers, and also administers our various stock plans.

Due to changes in our board and management in 2002, our Audit Committee had no members from May 9, 2002 to July 9, 2002, when the board of directors appointed Messrs. Foulkes and Van Caneghan to the committee. The Audit Committee's duties, as outlined in its charter, include recommending to our board of directors the engagement of our independent auditors, reviewing the results of the auditor's examination of our periodic financial statements, and determining the independence of those accountants. The Audit Committee held two meetings after the appointment of Messrs. Foulkes and Van Caneghan. The board of directors is in the process of locating a financial expert to sit on the Audit Committee.

Messrs. Foulkes and Van Caneghan are considered "independent" within the meaning of the rules of Nasdaq, the New York and American Stock Exchanges and the Securities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all our executive officers and establishes and reviews general policies relating to compensation and benefits of our employees. None of our executive officers served as a director, executive officer or member of a compensation committee of another entity of which one of its executive officers served on our Compensation Committee. Except as described in "Certain Relationships and Related Transactions", no interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

In the past, our board of directors has negotiated all executive salaries of our employees, including our Chief Executive Officer. Directors do not participate in approving or authorizing their own salaries as executive officers. Compensation for our Chief Executive Officer was determined by the Compensation Committee after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions and our general financial condition. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Board and Committee Meetings

Our board of directors was comprised of five directors for the majority of 2002, and they held six meetings during 2002. No director attended less than 80% of the total number of those meetings. Our board of directors also approved three additional corporate matters during 2002 through unanimous written consents.

The Compensation Committee held two meetings during 2002. Messrs. Foulkes and Rowe attended both meetings and Mr. Hunter attended neither.

The Audit Committee held two meetings during 2002 and all members were in attendance at both meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three years with respect to the following persons:

-	Our Chief Executive Officer;
-	Our four other most highly compensated executive officers (if any), whose annual salary and bonus exceeded $100,000 in the aggregate; and
-

Up to two additional individuals (if any) who would be included amongst our four other most highly compensated executive officers but for the fact that such individuals were not serving as an executive officer.

Long Term Compensation
		Annual Compensation		Awards	Payouts
Named Executive Officer and Principal Position	Year	Salary (1)	Bonus	Other(2)	Restric- ted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Compen- sation
George Liszicasz (7) Chief Executive Officer	2002 2001 2000	$83,671 164,474 166,958	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Daniel C. Topolinsky (3) Former President and Chief Operating Officer	2002 2001 2000	$62,187 164,422 166,958	--- --- ---	--- --- ---	--- --- ---	--- --- 500,000 (6)	--- --- ---	--- --- ---
James R. Ehrets (4) Former Vice President Exploration (U.S.)	2002 2001 2000	$194,802 164,346 166,958	--- --- ---	--- --- ---	--- --- ---	--- --- 500,000 (8)	--- --- ---	--- --- ---
John M. Woodbury (5) Former Chief Financial Officer & General Counsel	2002 2001 2000	$90,209 144,276 144,842	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

(1) NXT ordinarily pays salaries to our executive officers in Canadian dollars. The amounts shown as paid in this table have been converted into United States dollars based upon the average exchange rate for the year of payment used in preparing our consolidated financial statements.
(2) Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that year.
(3) Mr. Topolinsky resigned as NXT's President and Chief Operating Officer and as a director of NXT effective April 19, 2002.
(4) Effective March 1, 2002, Mr. Ehrets became NXT's Vice President Exploration (U.S.). Prior to that Mr. Ehrets was NXT's Executive Vice President of Operations. Mr. Ehrets' contract expired on October 31, 2002 and was not renewed.
(5) Mr. Woodbury's contract expired on July 8, 2002 and was not renewed at that time.
(6) Common share purchase options granted to Mr. Topolinsky in connection with his appointment to that office. As of the date of this annual report, Mr. Topolinsky has 270,000 outstanding options which are exercisable until April 19, 2004.
(7) In January 2002, Mr. Liszicasz accepted a 50% reduction in his annual salary.
(8) Common share purchase options granted to Mr. Ehrets in connection with his appointment to that office. As of the date of this annual report, Mr. Ehrets has 250,800 outstanding options which are exercisable until April 30, 2004.

Summary Of Stock Options And Stock Appreciation Rights Granted To Executive Officers

There were no grants to our executive officers of options to purchase our common shares or stock appreciation rights relating to our common shares during 2002.

The following table sets forth information regarding stock option grants to our officers and directors as of March 26, 2003:
Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date (mm/dd/yy)	5% ($)	10% ($)
Donald Foulkes	40,000	2.64%	0.38	08/13/07	4,199	9,280
Dennis Hunter	45,000 20,000	2.97% 1.32%	2.00 0.38	02/15/06 thru 04/17/08 08/13/07	24,865 2,100	54,946 4,640
George Liszicasz	45,000 30,000	2.97% 1.98%	2.00 0.14	05/05/03 thru 05/20/04 03/27/08	26,780 1,160	59,777 2,564
Douglas Rowe	30,000 10,000	1.98% 0.66%	0.38 0.29	08/13/07 09/20/07	3,150 801	6,960 1,770
Robert Van Caneghan	30,000	1.98%	0.38	08/13/07	3,150	6,960
Scott Schrammar	30,000	1.98%	0.14	03/27/08	1,160	2,564

(1)	Based on options exercisable to acquire a total 1,512,842 shares to executive officers, directors and employees.
(2)	The exercise price per share was equal to or greater than the fair market value of the common stock on the date of grant as determined by the board of directors.

The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

-	multiplying the number of shares of common stock subject to a given option by the exercise price;
-	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and
-	subtracting from that result the aggregate option exercise price.

Summary Of Stock Options And Stock Appreciation Rights Exercised By Executive Officers And Year End Balances

The following table provides certain information with respect to each of our executive officers in 2002 concerning any options to purchase our common shares or stock appreciation rights they may have exercised in 2002, and the number and value of their unexercised options as of December 31, 2002:

at December 31, 2002
Named Executive Officer	Shares Acquired On Exercise	Value Realized	Options at FY-End (Exercisable/Unexercisable)	Value of In-the-Money Options at FY-End (1) (2) (Exercisable/Unexercisable)
George Liszicasz	---	---	45,000 / 0	$0 / $0
Daniel C. Topolinsky (3)	---	---	270,000 / 270,000	$0 / $0
James R. Ehrets (4)	---	---	250,800 / 250,800	$0 / $0
John M. Woodbury (5)	---	---	33,167 / 33,167	$0 / $0

(1)	The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.
(2)

The dollar value provided represents the cumulative difference in the fair market value of our common shares underlying all in-the-money options as of December 31, 2002 and the exercise prices for those options. Options are considered "in-the-money" if the fair market value of the underlying common shares as of the last trading day in 2002 exceeds the exercise price of those options. The fair market value of our common shares for purposes of this calculation is $0.09, based upon the closing price for our common shares on December 31, 2002, the last trading day in 2002.

(3)

Mr. Topolinsky resigned as NXT's President and Chief Operating Officer and as a director of NXT effective April 19, 2002. He has two years to exercise any options that had vested prior to his resignation. All unvested options expired upon his resignation.

(4)

Effective March 1, 2002, Mr. Ehrets became NXT's Vice President Exploration (U.S.). Prior to that Mr. Ehrets was NXT's Executive Vice President of Operations. Mr. Ehrets' contract expired on October 31, 2002 and was not renewed. He has two years to exercise any options that had vested prior to the end of his contract. All unvested options expired at the end of his contract.

(5)

Mr. Woodbury's contract expired on July 8, 2002 and was not renewed at that time. He has two years to exercise any options that had vested prior to the end of his contract. All unvested options expired at the end of his contract.

Director Compensation

We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the board of directors. We do not provide additional compensation for committee participation or special assignments of the board of directors.

Indemnification Of Directors, Officers And Others

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the company, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Our By-laws provide that, to the fullest extent permitted by law, we may indemnify our directors, officers and others who were or are a party to, or are threatened to be made a party to, any threatened, pending or completed action, suit or proceeding.

We do not maintain directors and officers indemnity insurance.

EMPLOYMENT AGREEMENTS WITH OUR EXECUTIVE OFFICERS

Mr. Liszicasz is employed as our Chief Executive Officer under a five-year employment agreement entered into on December 1, 2002, which contains the following principal compensatory provisions:

-	An initial base salary of CDN $21,000 per month, with an automatic increase of 5% on each anniversary date. However, Mr. Liszicasz reduced his monthly salary to CDN $10,500.
-	An annual bonus equal to 5% of our "net income after taxes" in the event we earn more than $5 million in net income after taxes in any year.
-	An annual performance bonus, as determined in the sole discretion of our board of directors.

At the conclusion of his initial term, Mr. Liszicasz's employment agreement renews automatically each year for a successive one-year term, unless we or Mr. Liszicasz elects by a written, 60-day notice not to renew; or the agreement is terminated earlier in accordance with its terms.

Mr. Liszicasz's employment agreement provides for early termination in the case of any of the following events as defined in the employment agreement:

-	death or disability;
-	a "change in control" of NXT;
-	termination of employment by NXT for "cause;" or
-	termination of employment by Mr. Liszicasz for "good reason."

Under the employment agreement a "change in control" means any of the following:

-	an acquisition whereby immediately after such acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of our then outstanding voting securities;
-

if in any period of three consecutive years after the date of the employment agreement, the then incumbent members of our board of directors cease to constitute a majority of the board for reasons other than voluntary resignation, refusal by one or more members of our board of directors to stand for election, or removal of one or more board member for good cause; or

-

our board of directors or shareholders approve a merger, consolidation or reorganization of NXT; the complete liquidation or dissolution of NXT; or the agreement for the sale or other disposition of all or substantially all of NXT's assets.

In general, where a termination is for death, disability, "cause" or by Mr. Liszicasz without "good reason", Mr. Liszicasz's compensation allowances and benefits will accrue only through the effective date of the termination. However, where a termination is due to a "change in control", without "cause", or Mr. Liszicasz for "good reason", the employment agreement provides that we will pay compensation and certain allowances and benefits to Mr. Liszicasz through the end of the then applicable term.

ITEM 12. OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain selected information, computed as of March 26, 2003, about the amount and nature of our securities "beneficially owned" by the following persons as of that date:

-	each of our current directors and executive officers;
-	each person who is a beneficial owner of more than 5% of any class of our outstanding securities with voting rights; and
-	the group comprised of our current directors and executive officers.

The information contained in the following tables was given to us by the individuals, our transfer agent or entities named. We believe that each of these individuals or entities has sole or shared investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.
	Stock
Name	Amount	% (1)

Directors & Officers
George Liszicasz (2) 383 Arbour Lake Way NE Calgary, Alberta T3G 4A2	5,256,529(3)	30.9%
Dennis R. Hunter Box 9069 Santa Rosa, CA 95405	406,266(4)	2.4%
Donald E. Foulkes 39 Pinnacle Ridge Dr. Calgary, Alberta T3Z 3N7	0	0%
Douglas Rowe 246 Artist View Way Calgary, Alberta T3N 3N1	0	0%
Robert Van Caneghan 123 Redcliff Road Staten Island, NY 10305	0	0%
Scott Schrammar 9438 US 19 North, PMB 210 Port Richey, FL 34668	0	0%
Current directors, director-nominees and executive officers, as a group	5,662,795(5)	33.2%

5% Shareholders
SFD Investment LLC c/o Stephens Group Inc. 2500-111 Center Street Little Rock, AR 72201	2,476,700(6)	12.8%
Stephens Group Inc. 2500-111 Center Street Little Rock, AR 72201	2,476,700(7)	12.8%

(1)

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 16,971,153 shares of common stock outstanding as of March 26, 2003, together with applicable options and Series A preferred shares for that shareholder. Except as otherwise indicated, we believe the beneficial owners of the common stock have sole voting and investment power over the number of shares listed opposite their names.

(2)	Executive officer.
(3)

Includes 5,083,751 shares of common stock directly by Mr. Liszicasz, 127,778 shares of common stock held by Irina Iascisina, Mr. Liszicasz's spouse and options exercisable within 60 days of March 26, 2003 to acquire 45,000 shares of common stock.

(4)	Includes 361,266 shares of common stock and options exercisable within 60 days of March 26, 2003 to acquire 45,000 shares of common stock.
(5)	Includes 5,572,795 shares of common stock and options exercisable within 60 days of March 26, 2003 to acquire 90,000 shares of common stock.
(6)

Includes 107,938 common shares held by SFD Investment LLC, and 800,000 Series A preferred shares convertible at any time to acquire 2,368,762 shares of common stock at a conversion rate of 2.96 common shares for each preferred share. SFD Investment LLC owns all the outstanding Series A preferred shares.

(7)

Stephens Group Inc. is the manager of both SFD Investment LLC and in that capacity indirectly holds (or in certain circumstances shares with the members of that company) voting and investment control of the NXT shares held by the limited liability company. Includes 107,938 common shares held by SFD Investment LLC and 800,000 Series A preferred stock, held by SFD Investment LLC which are convertible at any time to acquire 2,368,762 shares of common stock at a conversion rate of 2.96 common shares for each preferred share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Summarized below are certain transactions and business relationships between NXT and persons who are or were our executive officers, directors or holders of more than five percent of any class of our securities since January 1, 1999:

a) On May 15,1999, we sold 190,066 and 66,667 common shares to Mr. Dennis R. Hunter and SFD Investment II, LLC, respectively, for gross proceeds of $2,850,990 and $1,000,005, respectively. These sales were effectuated as part of a $6,000,000 private placement of 400,000 common shares at a price of $15 per share. Mr. Hunter has been one of our directors since September 1998, while SFD Investment II, LLC, is an affiliate, through Stephens Group, of SFD Investment LLC, which holds all series 'A' preferred shares outstanding.

b) On February 9, 2000, we loaned the sum of CDN $250,000 to Mr. George Liszicasz, our Chief Executive Officer and a director and principal shareholder of our company. The principal amount of this loan, which was extended pursuant to an unsecured promissory note providing for interest at the rate of 51/2% per annum, was repaid by Mr. Liszicasz in full on April 14, 2000.

45 and 46

c) On December 31, 2000, we amended our license agreement with Momentum Resources relating to the use, possession and control of our Stress Field Detector or SFD technology. Momentum Resources is a Bahamas corporation which is indirectly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who are also parties to the license. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest shareholder and the Chief Executive Officer, Chairman of the Board and a director of our company. Mr. Stinson is a past director and officer.

Previously, Momentum Resources retained legal possession and control of the Stress Field Detector units while SFD data was collected and remitted to us for our exclusive worldwide use for hydrocarbon identification and exploration purposes. Under the new agreement, we acquired the full and exclusive right to use, possess and control all existing Stress Field Detector units for hydrocarbon identification and exploration purposes, as well as the right to exclusively conduct and control all SFD data collection activities, thereby eliminating the control and participation of Momentum Resources with respect to any of these activities.

The amendment also formally documented our research and development practice with Momentum Resources. Under this practice, we would continue research and development activities to design, fabricate and assemble improved Stress Field Detector units while acquiring the exclusive right to use, possess and control these units, and would continue to charge Momentum Resources for these costs in the form of an offset against any royalties payable to Momentum Resources under the license agreement.

The new license agreement also contained several revisions relating to termination and amendment, including the deletion of a provision which would terminate the license should there be a change of control of NXT, and the addition of provisions requiring the approval of a majority of non-Momentum Resources related directors and, in certain cases, non-Momentum Resources related shareholders, to amend or terminate the license. All other terms of the license, including compensation payable to Momentum Resources, remained unchanged.

d) Mr. Lorne W. Carson, who resigned as a director in May 2002, is a partner of Bennett Jones LLP, a law firm located in Calgary, Alberta, Canada, which received compensation for the provision of legal services in the amount of $46,958, $22,652, $8,061 and $50,896 during our 2002, 2001, 2000 and 1999 years, respectively.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-K for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements:

  Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.18 (10)	Amended By-laws of Energy Exploration Technologies, Inc. - Amended September 20, 2002
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41	Employment Agreement dated December 1, 2002 with George Liszicasz
21 (8)	List of significant subsidiaries
23.2	Consent of Deloitte Touche LLP
99.1 (1)

Report captioned "Evaluation of Stress Field Detector Technology--Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.

99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)

Report captioned "Pinnacle Oil International Inc.--Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002

(c) Form 8-Ks

The following 8-Ks were filed subsequent to September 30, 2002:

1.	Form 8-K filed December 12, 2002 reporting litigation commenced by Mr. Dirk Stinson.
2.	Form 8-K filed December 20, 2002 reporting the abandonment of our Habanero-Federal 14-21 exploratory well.
3.	Form 8-K filed March 21, 2003 reporting litigation commenced by Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis.

48 to 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

Calgary, Alberta, Canada
ENERGY EXPLORATION TECHNOLOGIES a Nevada corporation
By: /s/ George Liszicasz George Liszicasz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 31, 2003, and in the capacities indicated.
Signature	Title	Date
/s/ George Liszicasz George Liszicasz	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2003
/s/ Donald Foulkes Donald Foulkes	Director	March 31, 2003
/s/ Dennis Hunter Dennis Hunter	Director	March 31, 2003
/s/ Douglas Rowe Douglas Rowe	Director	March 31, 2003
/s/ Robert Van Caneghan Robert Van Caneghan	Director	March 31, 2003

SECTION 302 CERTIFICATION

I, George Liszicasz, certify that:

1. I have reviewed this annual report of Energy Exploration Technologies.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's sole certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. As the registrant's sole certifying officer I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31, 2003	By:	/s/ George Liszicasz Name: George Liszicasz Title: Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Energy Exploration Technologies:

We have audited the consolidated balance sheet of Energy Exploration Technologies as at December 31, 2002 and the consolidated statements of loss and comprehensive loss, cash flows and shareholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energy Exploration Technologies as at December 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements of Energy Exploration Technologies as at December 31, 2001 and for each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an opinion without reservation on those consolidated financial statements in their report dated March 22, 2002.

The accompanying consolidated financial statements, for the year ended December 31, 2002, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.
Calgary, Canada February 24, 2003	/s/ Deloitte & Touche LLP Chartered Accountants

THIS REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS IS A COPY OF THE REPORT
PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

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

/s/ Arthur Andersen LLP
Chartered Accountants

Calgary, Canada
March 22, 2002

ENERGY EXPLORATION TECHNOLOGIES Consolidated Balance Sheets (expressed in U.S. dollars)
	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 585,070	$ 2,994,608
Accounts receivable	328,174	203,738
Due from officers and employees	5,004	92
Prepaid expenses and other	73,315	143,786
	991,563	3,342,224
Note receivable from officer [note 3]	34,212	32,097
Debt issuance costs [notes 2 and 7]	-	22,805
Aircraft and flight equipment held for sale [notes 2 and 4]	22,985	2,986,803
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2 and 5]	2,763,919	4,917,558
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 6]	206,146	461,613
	$ 4,018,825	$ 11,763,100
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 68,555	$ 445,579
Wages and employee benefits payable	5,738	65,435
Accrued oil and natural gas property costs	-	110,829
Current portion long-term debt [note 7]	-	71,407
Other accrued liabilities	74,740	133,636
	149,033	826,886
Long-term debt [note 7]	-	1,463,729
	149,033	2,290,615
Commitments and contingencies [notes 1 and 15]

Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of December 31, 2002 and December 31, 2001 [note 9]	800	800
Common stock, par value $0.001 per share: 50,000,000 shares authorized; 16,971,153 shares issued as of December 31, 2002, and December 31, 2001, respectively [note 8]	16,971	16,971
Warrants [notes 9 and 10]	-	-
Additional paid-in capital	24,077,655	24,043,439
Deficit	(20,041,865)	(14,365,745)
Accumulated other comprehensive loss	(183,769)	(222,980)
	3,869,792	9,472,485
	$ 4,018,825	$ 11,763,100

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Loss And Comprehensive Loss (expressed in U.S. dollars)

	Years ended December 31,
	2002	2001	2000
Revenues:
Oil and natural gas revenues	$ 529,575	$ -	$ -
Operating expenses:
Oil and natural gas operating expenses	154,425	-	-
Administrative [note 12]	1,593,674	1,542,013	1,529,946
Depletion and impairment of oil and natural gas properties [notes 2 and 5]	3,636,092	1,616,587	499,830
Amortization and depreciation [notes 2 and 6]	239,766	336,924	343,225
Research and development [note 2]	152,862	418,422	368,249
Survey support [note 2]	167,296	314,770	245,717
Survey operations and data analysis [note 2]	12,000	97,586	26,578
Write-down of aircraft and flight equipment [note 4]	226,803	18,533	-
	6,182,918	4,344,835	3,013,545
Operating loss	(5,653,343)	(4,344,835)	(3,013,545)
Other income (expense):
Interest expense	(70,974)	(152,974)	(19,274)
Interest income	20,138	111,100	357,483
Other income (expense)	28,059	(1,881)	17,522
	(22,777)	(43,755)	355,731
Net loss for the period	(5,676,120)	(4,388,590)	(2,657,814)
Other comprehensive income (loss):
Foreign currency translation adjustment	39,211	(158,952)	(34,625)
Comprehensive loss for the period	$ (5,636,909)	$ (4,547,542)	$ (2,692,439)
Basic and diluted loss per share [note 2]	$ (0.33)	$ (0.31)	$ (0.20)
Weighted average shares outstanding	16,971,153	14,222,820	12,987,297

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Shareholders' Equity (Deficit) (expressed in U.S. dollars)

Accumulated Other Comprehensive Loss		Common Stock		Series 'A' Convertible Preferred Stock		Warrants		Additional Paid-in Capital	Deficit
		Shares	Amount	Shares	Amount	Number	Amount
Balance -- December 31, 1999	$(29,403)	12,856,816	$12,857	800,000	$800	200,000	$1,132,000	$16,330,692	$(7,319,341)
2000:
Warrants exercised for cash at $7.50 per share on March 31, 2000	--	200,000	200	--	--	(200,000)	(1,132,000)	2,631,800	--
Options exercised for cash at prices between $8.25 and $17.00 per share during fiscal 2000	--	56,100	56	--	--	--	--	649,784	--
Net loss for fiscal 2000	--	--	--	--	--	--	--	--	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	--	--	--	--	--	--	--	--
Balance -- December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	--	--	19,612,276	(9,977,155)
2001:
Issued for cash at $1.15 per share on September 18, 2001, net of issuance costs	--	3,858,237	3,858	--	--	--	--	4,355,394	--
Grant and vesting of options to investor relations consultant (note 12)	--	--	--	--	--	--	--	75,769	--
Net loss for fiscal 2001	--	--	--	--	--	--	--	--	(4,388,590)
Net other comprehensive loss for fiscal 2001	(158,952)	--	--	--	--	--	--	--	--
Balance -- December 31, 2001	(222,980)	16,971,153	16,971	800,000	800	--	--	24,043,439	(14,365,745)
2002:
Grant and vesting of options to investor relations consultant (note 12)	--	--	--	--	--	--	--	34,216	--
Net loss for fiscal 2002	--	--	--	--	--	--	--	--	(5,676,120)
Net other comprehensive income for fiscal 2002	39,211	--	--	--	--	--	--	--	--
Balance -- December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	--	$ --	$ 24,077,655	$(20,041,865)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net loss for the period	$ (5,676,120)	$ (4,388,590)	$ (2,657,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	239,766	336,924	343,225
Write-down of aircraft and flight equipment	226,803	18,533	-
Depletion and impairment of oil and natural gas properties	3,636,092	1,616,587	499,830
Loss (gain) on sale of other property and equipment	(29,689)	1,184	(11,059)
Changes in non-cash working capital:
Accounts receivable	(124,436)	542,018	(644,025)
Due from officers and employees	(4,912)	8	3,119
Prepaid expenses and other	70,471	(75,299)	16,856
Trade payables	(377,024)	(53,392)	123,778
Wages and employee benefits payable	(59,697)	(44,087)	(23,163)
Other accrued liabilities	(58,896)	48,256	30,846
Consulting costs settled by issuance of common stock and options	34,216	75,769	-
Net cash used in operating activities	(2,123,426)	(1,922,089)	(2,318,407)
Financing activities:
Funds borrowed (repaid) for aircraft financing	(1,535,136)	(64,864)	1,600,000
Funds raised through the sale of common stock, net of costs		4,359,252	-
Funds raised through the exercise of options	-	-	649,840
Funds raised through the exercise of warrants	-	-	1,500,000
Debt issuance costs	22,805	1,901	(24,706)
Net cash generated by (used in) financing activities	(1,512,331)	4,296,289	3,725,134
Investing activities:
Funds invested in other property and equipment	-	-	(3,537,167)
Proceeds on sale of aircraft	2,737,434	-	-
Proceeds on sale of other property and equipment	3,900	49,149	11,996
Funds invested in oil and natural gas properties	(1,640,708)	(3,442,433)	(2,885,479)
Proceeds on sale of oil and natural gas properties	199,326	69,096	-
Funds repaid (interest accrued) on loan to former employee	(2,115)	2,789	(336)
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	(110,829)	(178,520)	249,440
Net cash provided by (used in) investing activities	1,187,008	(3,499,919)	(6,161,546)
Effect of net other comprehensive income (loss)	39,211	(158,952)	(34,625)
Net cash outflow	(2,409,538)	(1,284,671)	(4,789,444)
Cash and cash equivalents position, beginning of period	2,994,608	4,279,279	9,068,723
Cash and cash equivalents position, end of period	$ 585,070	$ 2,994,608	$ 4,279,279

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

1. Organization And Ability To Continue Operations

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiaries--NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), in the United States and Canada, respectively. NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada") are the two subsidiaries through which we conduct the aerial surveys.

For the year ended December 31, 2002, we incurred a loss of $5,676,120 and our ability to continue as a going concern will be dependent upon successfully identifing hydrocarbon bearing prospects, and financing, developing, extracting and marketing oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive additional revenues from increased production with respect to currently held prospects or through prospects we identify and exploit for our own account.

We have taken steps to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000 per month through a number of cost-saving measures. We have reduced staffing by more than half. We have reduced our office space and, having sold the aircraft, we have terminated the hangar lease. As well, plans are in place to sell certain properties. We believe these actions will enable us to maintain a minimal level of operations over the 2003 fiscal year.

We can give no assurance that any or all pending projects will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

These consolidated financial statements are prepared using generally accepted accounting principles that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities in the normal course of operations. Should this assumption not be appropriate, adjustments in the carrying amounts of the assets and liabilities to their realizable amounts and the classification thereof will be required and these adjustments and reclassifications may be material.

2. Significant Accounting Policies

Basis Of Presentation

We have prepared these consolidated financial statements for our years ended December 31, 2002, 2001 and 2000 and as at December 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States for annual financial reporting.

Consolidation

We have consolidated the accounts of our wholly-owned subsidiaries with those of NXT in the course of preparing these consolidated financial statements. All significant inter-company balances and transactions amongst NXT and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

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

Aircraft And Flight Equipment Held For Sale

Both aircraft were sold in 2002. We carry our flight equipment held for sale at the lower of the carrying amount or the fair value less cost to sell. These assets are not depreciated as long as they are held for sale.

Oil And Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. These capitalized costs include:

-	land acquisition costs;
-	geological and geophysical costs;
-	costs of drilling both productive and non-productive wells;
-	cost of production equipment and related facilities; and
-	various costs associated with evaluating petroleum and natural gas properties for potential acquisition.

We only capitalize overhead that is directly identified with acquisition, exploration or development activities. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content. NXT was a development stage enterprise until 2002 and any net revenues received prior to achieving commercial production were accounted for as an adjustment to capitalized costs. NXT achieved commercial operations at the beginning of the second quarter of 2002.

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

We conduct oil and natural gas exploration, drilling, development and production activities through joint venture partners. These consolidated financial statements reflect only our proportionate interest in these activities.

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

Revenue Recognition

Revenue associated with sales of crude oil and natural gas is recorded when title passes to the customer.

Research And Development Expenditures

We expense all research and development expenditures we incur to develop, improve and test our SFD survey system and related components, including allocable salaries.

Survey Support Expenditures

We expense all survey support expenditures we incur, after netting costs, which are reimbursable by our joint venture partners. Survey support expenditures consist primarily of the cost, including allocable salaries, to:

-	conduct field evaluations designed by our joint venture partners to evaluate the SFD survey system; and
-	develop, organize, staff and train our survey and interpretation operational functions.

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

Foreign Currency Translation

Our only operations outside of the United States are in Canada. Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose functional currency is Canadian dollars, into U.S. dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive income (loss). For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars:

-	all asset and liability accounts are translated into U.S. dollars at the rate of exchange in effect as of the end of the applicable fiscal period;
-	all shareholders' equity accounts are translated into U.S. dollars using historical exchange rates; and
-	all revenue and expense accounts are translated into U.S. dollars at the average rate of exchange for the applicable fiscal period.

We record the cumulative gain or loss arising from the conversion of the noted Canadian dollar denominated accounts and transactions into U.S. dollars as a foreign currency translation adjustment as a component of the accumulated other comprehensive loss for that period.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003. We are currently evaluating the impact that the adoption of SFAS No. 143 will have on our consolidated financial condition and results of operations. As we are in the process of divesting many of our properties and the associated liabilities, we expect that there may be a modest increase in our liabilities to recognize the fair value of restoration costs with respect to our oil and natural gas properties, with a commensurate increase in the capitalized cost of those assets and a resultant increase in amortization and depreciation expense associated with those increased capitalized costs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. We adopted the provisions of SFAS No. 144 on January 1, 2002. The impact was not material to the consolidated financial statements included at the end of this annual report.

3. Note Receivable From Former Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002 and will repay the outstanding balance on October 3, 2003.

4. Aircraft And Flight Equipment Held For Sale

As of December 31, 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. Both aircraft were sold in 2002 for a net loss of $ 12,357.

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of December 31, 2002 and December 31, 2001:

	December 31,
	2002	2001
Aircraft and flight equipment held for sale	$ 108,244	$ 3,383,538
Less accumulated depreciation	-	(378,202)
Less write-down	(85,259)	(18,533)
Net aircraft and flight equipment held for sale	$ 22,985	$ 2,986,803

These assets are reported as part of assets from our United States operations as of December 31, 2002 and December 31, 2001. See note 16.

5. Oil And Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2002 and December 31, 2001, and as of December 31, 2002 and December 31, 2001:

	Years Ended December 31		As of December 31
	2002	2001	2002	2001
Acquisition costs	$ 232,226	$ 573,479	$ 1,268,667	$ 1,036,441
Exploration costs	1,380,801	2,813,401	7,391,878	6,011,077
Development costs	27,681	55,553	83,234	55,553
	1,640,708	3,442,433	8,743,779	7,103,071
Less depletion	(140,122)	-	(140,122)	-
Less impairment	(3,495,970)	(1,616,587)	(5,612,387)	(2,116,417)
Less dispositions	(158,255)	(69,096)	(227,351)	(69,096)
Net oil and natural gas properties	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2002 and for the years ended December 31 for 2002, 2001 and 2000:

	Years Ended December 31			As of December 31
	2002	2001	2000	2002
Proved property costs	$ (1,363,260)	$ 2,144,706	$ -	$ 781,446
Unproved property costs	(790,379)	(387,956)	2,385,649	1,982,473
	$ (2,153,639)	$ 1,756,750	$ 2,385,649	$ 2,763,919

 We performed cost center ceiling tests of our oil and natural gas properties under the full cost method of accounting presented by the Securities and Exchange Commission for our U.S. and Canadian cost centers. For 2002, the ceiling tests resulted in write-downs of $263,000 (2001 - $90,000).

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

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates, including each of those properties noted above that contain wells which we have written-off. Based upon these considerations, we have not recorded any impairment against our properties to date other than the above noted write-offs. We are currently seeking offers for our U.S. properties and selected Canadian properties. We anticipate that these properties will be sold in 2003 and any associated gains or losses will be recorded at that time.

6. Other Property And Equipment

Summarized below are our capitalized costs for other property and equipment as of December 31, 2002 and December 31, 2001:

	December, 31
	2002	2001
Computer and SFD equipment	$ 268,254	$ 272,918
Computer and SFD software	118,470	117,493
Equipment	80,912	80,835
Furniture and fixtures	165,984	180,095
Leasehold improvements	195,983	194,113
SFD survey system (including software)	115,471	115,336
Tools	1,559	1,544
Vehicle	18,828	18,828
	965,461	981,162
Less accumulated depreciation, amortization and impairment	(759,315)	(519,549)
Net other property and equipment	$ 206,146	$ 461,613

7. Long-Term Debt

At December 31, 2001, we owed $1,535,136 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft. The principal and interest on this loan, which accrued at the rate of 9.65% per annum, was repayable in equal installments of $18,037 each with the last payment due on December 1, 2013. The loan contained no restrictive or financial ratio covenants. We also paid $24,706 in fees with respect to this loan that we recorded as debt issuance costs.

On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full. See note 4. We also expensed the remaining unamortized debt issuance costs of $22,805. For 2002, we paid $61,264 (2001 -$151,581) of interest on this long-term debt.

8. Common Stock

On September 18, 2001, we raised $4,374,237 in gross proceeds through a private placement of 3,803,684 common shares at $1.15 per share. Net proceeds to our company from this offering were $4,359,252 after deducting $14,985 in offering expenses. An additional 54,553 shares of common stock were issued as finders' fees in connection with the private placement.

9. Preferred Stock And Warrants

The series 'A' preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Each series 'A' preferred share carries a $7.50 liquidation preference should our company wind-up and dissolve. Each series 'A' preferred share is convertible by either the holder or NXT into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common share purchase options or warrants at prices less than $7.50 per share in specified circumstances. As a consequence of the 2001 private placement of common shares at $1.15 per share and the issuance of certain options, the current conversion price for the series 'A' preferred shares as of the date of this report has been adjusted to $2.53 which would result in each series 'A' preferred shareholder receiving approximately 2.96 common shares for each series 'A' preferred share he may convert should he exercise this right, or an aggregate of 2,368,762 common shares.

10. Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of December 31, 2002.

11. Employee And Director Options

Description Of Plans

Through December 31, 2002, we have granted options to selected employees and directors of our company pursuant to the following separate arrangements or plans (the "Plans"):

-	separate stand-alone directors' options which we granted to selected directors as compensation for serving on our board of directors;
-

the 1997 Pinnacle Oil International, Inc. Stock Plan (the "1997 Plan"), pursuant to which 1,500,000 common shares are reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

-

the 1999 Pinnacle Oil International, Inc. Executive Option Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to executive officers in the form of stock options; and

-

the 2000 Pinnacle Oil International, Inc. Directors' Option Plan (the "2000 Plan"), pursuant to which 400,000 common shares are reserved for issuance to selected directors in the form of stock options.

Summary Of Option Grants

We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2002:

	2002		2001		2000
	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,174,900	$ 2.25	2,219,900	$ 15.46	1,715,000	$ 12.33
Granted	344,000	0.36	1,692,900	2.00	655,000	24.38
Exercised	-	-	-	-	(56,100)	(11.58)
Cancelled or lapsed	(1,017,058)	(2.10)	(1,737,900)	(18.88)	(94,000)	(22.84)
Outstanding at end of year	1,501,842	$ 2.02	2,174,900	$ 2.25	2,219,900	$ 15.46
Exercisable at end of year	1,063,842		824,067		466,900
Available for grant at end of year	438,000		299,000		299,000

We have summarized below all outstanding options under the Plans as of December 31, 2002:
			As of December 31, 2002
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001 (1)	$2.00	30,000	30,000
	January 4, 2001 (1)	$2.00	45,000	45,000
	January 4, 2001 (1)	$2.00	45,000	45,000

1997 Employee Stock Option Plan
	January 4, 2001 (1)	$2.00	25,000	25,000
	January 4, 2001 (1)	$2.00	58,542	58,542
	January 4, 2001 (1)	$2.00	20,000	15,000
	January 4, 2001 (1)	$2.00	8,000	8,000
	January 4, 2001 (1)	$2.00	100,000	60,000
	January 4, 2001 (1)	$2.00	41,750	31,750
	January 4, 2001 (1)	$2.00	9,000	8,000
	January 4, 2001 (1)	$2.00	18,000	18,000
	January 4, 2001 (1)	$2.00	30,000	12,000
	January 4, 2001 (1)	$2.00	35,000	35,000
	January 4, 2001 (1)	$2.00	25,000	25,000
	January 4, 2001 (1)	$2.00	7,750	7,750
	December 27, 2000	$4.125	15,000	9,000
	February 1, 2001	$2.00	6,000	5,000
	July 5, 2001	$2.00	30,000	10,000
	August 13, 2002	$0.38	141,000	0
	September 20, 2002	$0.29	51,000	0

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	May 15, 2000	$2.00	40,000	35,000
	April 17, 2000	$2.00	70,000	60,000
	August 13, 2002	$0.38	120,000	0
	September 20, 2002	$0.29	10,000	0
			1,501,842	1,063,842

(1)

Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.

The employee options outstanding as of December 31, 2002 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted before January 1, 2000 that are outstanding as of December 31, 2002 vest one-third on date of grant, and an additional one-third each on the first anniversary and second anniversary of the grant date, respectively, based upon the continued provision of services as a director. The director options granted after January 1, 2000 that are outstanding as of December 31, 2002 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

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

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation expense of approximately $738,176, $686,211 and $4,730,890 for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. These amounts are determined using an option-pricing model with the following assumptions:

-	no dividends are paid;
-	an average vesting period of four and one-half years;
-	an annualized volatility of our common share price of 57%; and
-	an annualized risk free interest rate of 4.00%.

Summarized below is pro forma financial information for the three twelve-month periods ended December 31, 2002 which presents the net loss for the period and loss per common share for the period calculated in accordance with SFAS No. 123:

December 31	2002	2001	2000
Net loss for the period as reported	$ (5,676,120)	$ (4,388,590)	$ (2,657,814)
Compensation expense computed under SFAS No. 123	(738,176)	(686,211)	(4,730,890)
Pro forma net loss for the period	$ (6,414,296)	$ (5,074,801)	$ (7,388,704)
Pro forma basic and diluted loss per common share	$ (0.37)	$ (0.36)	$ (0.57)

12. Investor Relations Options

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our twelve-month period ended December 31, 2002, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $34,216 in connection with the grant and vesting of these options.

13. Income Taxes

Net Operating Losses Carried Forward

As of December 31, 2002, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$ 9,449,886	2010--2022
Canada	$ 3,233,103	2004--2009

 Deferred Income Tax Assets and Liabilities

As of December 31, 2002, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 9,449,886	34%	$ 3,212,961
Tax asset related to depreciation	127,041	34%	43,194
Valuation reserve			(3,256,155)
			$ --

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 3,233,103	39.25%	$ 1,268,831
Tax asset related to depreciation	2,656,551	39.25%	1,042,563
Valuation reserve			(2,311,394)
			$ --

As of December 31, 2001, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 5,683,434	34%	$ 1, 932,367
Tax liability related to depreciation	(435,142)	34%	(147,948)
Valuation reserve			(1,784,419)
			$ --

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 2,613,767	42.11%	$ 1,100,657
Tax asset related to depreciation	2,267,588	42.11%	954,881
Valuation reserve			(2,055,538)
			$ --

We have not provided for any amount of current or deferred U.S. federal, state or foreign income taxes for the current period or any prior period presented. We have provided a full valuation allowance on the deferred tax asset and liability, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset and liability during the year ended December 31, 2002 was $1,727,592 as compared to $1,321,780 for the year ended December 31, 2001.

14. Related Party Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the twelve-month periods ended December 31, 2002, 2001 and 2000:

December 31	2002	2001	2000
Collective legal fees expensed to law firms in fiscal 2002, 2001 and 2000 with partners who were also directors of NXT or NXT Energy Canada	$ 72,440	$ 61,411	$ 21,914
Collective wages, fees and benefits paid to executive officers of NXT in fiscal 2002, 2001 and 2000, who were also directors of NXT	$ 234,958	$ 487,607	$ 494,707
Accounts receivable due from executive officers	$ 5,004	$ 790	$ 4,410

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use, possess and control our SFD technology for hydrocarbon exploration purposes. Momentum Resources is controlled and indirectly owned by two of our significant stockholders, one of whom is a director and an executive officer of NXT as of December 31, 2002. We are obligated under the terms of the SFD technology license to pay Momentum Resources an SFD Royalty equal to 5% of any Net SFD Profits (as those terms are defined in the license) which we may receive. No SFD Royalty was earned or payable as of December 31, 2002.

F-18 to F-19

15. Commitments and Contingencies

As of December 31, 2002, we had a joint venture agreement with an oil and natural gas exploration company. We were required under this joint venture agreement to conduct SFD surveys to identify oil and natural gas prospective prospects on selected exploration areas, and our joint venture partners were required to drill each SFD-identified prospect they accept under their respective agreement. This agreement expired in February 2003.

The lease for the principal offices expired on January 31, 2003. A new sub-lease from another tenant has been negotiated with a term of eighteen months ending July 31, 2004. The space is approximately 5,500 square feet and the monthly cost is about $10,000 CDN.

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies, Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. Mr. Stinson is seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson's shares. Having consulted legal counsel, we consider the lawsuit to be without merit.

16. Segment Information

We operate in only one business segment, oil and natural gas exploration, insofar as we develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology.

Summarized below with respect to our twelve-month periods ended December 31, 2002, December 31, 2001 and December 31, 2000, is geographic information relating to:

-	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
-	revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and
-	our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Years Ended	United States	Canada	Total
December 31, 2002:
Revenues from external customers	$ 453,947	$ 75,628	$ 529,575
Revenues from other sources	2,503	45,694	48,197
Net loss	$ (4,672,818)	$ (1,003,302)	$ (5,676,120)
December 31, 2001:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	106,193	4,907	111,100
Net loss	(2,884,620)	(1,503,970)	(4,388,590)
December 31, 2000:
Revenues from external customers	$ -	$ -	$ -
Revenues from other sources	364,645	10,360	375,005
Net loss	(1,673,822)	(983,992)	(2,657,814)

Summarized below is geographic information relating to our assets as of December 31, 2002 and 2001 and 2000, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets as of:	United States	Canada	Total
December 31, 2002	$ 1,682,768	$ 2,336,057	$ 4,018,825
December 31, 2001	$ 9,672,447	$ 2,090,653	$ 11,763,100

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

17. Supplemental Information On Oil and Natural Gas Producing Activities (Unaudited)

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

Table I
Total Costs Incurred In Oil And Natural Gas Acquisition, Exploration And Development Activities

Years Ended	United States	Canada	Total
December 31, 2002:
Acquisition costs	$ 8,260	$ 223,966	$ 232,226
Exploration costs	1,169,339	211,462	1,380,801
Development costs	-	27,681	27,681
	$ 1,177,599	$ 463,109	$ 1,640,708
December 31, 2001:
Acquisition costs	$ 486,573	$ 86,906	$ 573,479
Exploration costs	1,940,284	873,117	2,813,401
Development costs	--	55,553	55,553
	$ 2,426,857	$ 1,015,576	$ 3,442,433
December 31, 2000:
Acquisition costs	$ 13,144	$ 45,233	$ 58,377
Exploration costs	1,474,762	1,352,338	2,827,100
	$ 1,487,906	$ 1,397,571	$ 2,885,477

Table II
Capitalized Costs Related To Oil And Natural Gas Producing Activities

	United States	Canada	Total
As At December 31, 2002:
Proved property costs	$ 1,977,950	$ 524,197	$ 2,502,147
Less dispositions	--	(227,351)	(227,351)
Less impairment	(1,262,360)	(90,868)	(1,353,228)
Less depletion	(121,290)	(18,832)	(140,122)
Net proved property costs	594,300	187,146	781,446
Unproved property costs	3,673,292	2,568,340	6,241,632
Less impairment	(2,994,094)	(1,265,065)	(4,259,159)
Net unproved property costs	679,198	1,303,275	1,982,473
	$ 1,273,498	$ 1,490,421	$ 2,763,919

As At December 31, 2001:
Proved property costs	$ 1,775,899	$ 458,807	$ 2,234,706
Less impairment	--	(90,000)	(90,000)
Net proved property costs	1,775,899	368,807	2,144,706
Unproved property costs	2,700,246	2,099,023	4,799,269
Less impairment	(955,023)	(1,071,394)	(2,026,417)
Net unproved property costs	1,745,223	1,027,629	2,772,852
	$ 3,521,122	$ 1,396,436	$ 4,917,558
As At December 31, 2000:
Proved property costs	$ -	$ -	$ -
Unproved property costs	2,049,318	1,611,320	3,660,638
Less impairment	(253,964)	(245,866)	(499,830)
	$ 1,795,354	$ 1,365,454	$ 3,160,808

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

Dobson Resource Management Ltd., independent petroleum engineers, prepared the evaluation of the oil and natural gas reserves as of December 31, 2002.

Year ended December 31, 2002:	United States	Canada	Total
Proved Reserves - Natural Gas And Condensate (BOE)
Proved reserves, beginning of year	387,800	86,600	474,400
Adjustments	(149,466)	-	(149,466)
Production	(24,234)	(3,541)	(27,775)
Property dispositions	-	(63,259)	(63,259)
Proved reserves, end of year	214,100	19,800	233,900

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

Year Ended December 31, 2002:	United States	Canada	Total
Future cash inflows	$ 4,770,000	$ 448,000	$ 5,218,000,000
Future production costs	(1,135,000)	(19,000)	(1,154,000)
Future development costs	(113,000)	(34,000)	(147,000)
Future net revenue before income taxes	3,522,000	395,000	3,917,000
10% annual discount for estimated timing of cash flows	(1,443,000)	(146,000)	(1,589,000)
Discounted future net cash flows before income taxes	2,079,000	249,000	2,328,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$ 2,079,000	$ 249,000	$ 2,328,000

Year Ended December 31, 2001:	United States	Canada	Total
Future cash inflows	$ 4,891,000	$ 967,000	$ 5,858,000
Future production costs	(1,397,000)	(276,000)	(1,673,000)
Future development costs	(451,000)	(64,000)	(515,000)
Future net revenue before income taxes	3,043,000	627,000	3,670,000
10% annual discount for estimated timing of cash flows	(1,034,000)	(258,000)	(1,292,000)
Discounted future net cash flows before income taxes	2,009,000	369,000	2,378,000
Future income taxes, discounted at 10% per annum	--	--	--
Standardized measure of discounted future net cash flows	$ 2,009,000	$ 369,000	$ 2,378,000

18. Supplemental Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

Interim Quarter Ended	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
Revenue	$ 185,171	$ 151,973	$ 181,713	$ 10,718
Net loss from continuing operations	$ (3,653,663)	$ (439,206)	$ (790,035)	$ (793,216)
Net loss calculated after comprehensive loss	$ (3,633,036)	$ (532,348)	$ (679,820)	$ (791,705)
Basic and diluted loss per share, calculated for both net loss from continuing operations and net loss after comprehensive loss	$ (0.21)	$ (0.03)	$ (0.05)	$ (0.05)

Interim Quarter Ended	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Net loss from continuing operations	$ (2,177,446)	$ (869,287)	$ (716,900)	$ (624,957)
Net loss (calculated after comprehensive loss)	$ (2,204,689)	$ (985,545)	$ (599,851)	$ (757,457)
Basic and diluted loss per share, calculated for both net loss from continuing operations and net loss (after comprehensive loss)	$ (0.13)	$ (0.06)	$ (0.05)	$ (0.05)

Interim Quarter Ended	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000
Net loss from continuing operations	$ (604,823)	$ (990,184)	$ (571,909)	$ (490,898)
Net loss (calculated after comprehensive loss)	$ (589,384)	$ (1,025,491)	$ (577,964)	$ (499,600)
Basic and diluted loss per share, calculated for both net loss from continuing operations and net loss (after comprehensive loss)	$ (0.04)	$ (0.08)	$ (0.04)	$ (0.04)