Form 10-Q
period 2003-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2003-05-15
CIK 1009922

As filed with the Securities and Exchange Commission on May 15, 2003.

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2003; Or
[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

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

16,971,153 shares of common stock, par value $0.001 per share, as of May 15, 2003

Energy Exploration Technologies
INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2003

Item 1 - Financial Information

ENERGY EXPLORATION TECHNOLOGIES Consolidated Balance Sheets (expressed in U.S. dollars)
	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 429,919	$ 585,070
Accounts receivable	1,702,267	328,174
Due from officers and employees	2,199	5,004
Prepaid expenses and other	48,732	73,315
	2,183,117	991,563
Note receivable from officer [note 4]	37,271	34,212
Aircraft and flight equipment held for sale [notes 2 and 5]	21,069	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes 2 and 6]	1,563,364	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes 2 and 7]	214,866	206,146
	$ 4,019,687	$ 4,018,825
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 108,599	$ 68,555
Wages and employee benefits payable	24,269	5,738
Other accrued liabilities	61,893	74,740
	194,761	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	--	--
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized and
800,000 shares issued as of March 31, 2003 and December 31, 2002 [note 9]	800	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 16,971,153 shares issued as of March
31, 2003 and December 31, 2002	16,971	16,971
Additional paid-in capital	24,086,183	24,077,655
Accumulated deficit	(20,238,792)	(20,041,865)
Accumulated other comprehensive loss	(40,236)	(183,769)
	3,824,926	3,869,792
	$ 4,019,687	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Loss And Comprehensive Loss (unaudited) (expressed in U.S. dollars)
	Three months ended March 31,
	2003	2002
Revenues:
Oil and natural gas revenue	$ (19,561)	$ 10,718
Operating expenses:
Oil and natural gas operating expenses	--	2,022
Administrative [note 13]	298,228	312,300
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	59,974	14,153
Amortization and depreciation [notes 2 and 7]	14,098	33,376
Research and development [note 2]	-	107,967
Survey support [note 2]	17,124	8,964
Survey operations and data analysis [note 2]	-	(5,134)
	389,424	473,648
Operating loss from continuing operations	(408,985)	(462,930)
Other income (expense):
Interest expense	-	(73,343)
Interest income	488	-
Other income(expense)	12,970	(190)
	13,458	(73,533)
Net loss for the period from continuing operations	(395,527)	(536,463)
Income (loss) from discontinued operations [note 3]	198,600	(256,753)
Net loss for the period	(196,927)	(793,216)
Other comprehensive income:
Foreign currency translation adjustment	143,533	1,511
Comprehensive loss for the period	$ (53,394)	$ (791,705)
Basic and diluted loss per share [note 2]	$ (0.00)	$ (0.05)
Weighted average shares outstanding	16,971,153	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Shareholders' Equity (expressed in U.S. dollars)
	Accumulated Other Comprehensive Loss	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount
	(unaudited)
Beginning balance -- December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	--	--	--	--	--	8,534	--
Net loss for the three months ended
March 31, 2002 from continuing
operations	--	--	--	--	--	--	(536,463)
Loss on discontinued operations for the
three months ended March 31, 2002	--	--	--	--	--	--	(256,753)
Net other comprehensive income for the
three months ended March 31, 2002	1,511	--	--	--	--	--	--
Balance -- March 31,2002	$ (221,469)	16,971,153	$ 16,971	800,000	$ 800	$ 24,051,973	$ (15,158,961)

Beginning balance -- December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	$ 24,077,655	$ (20,041,865)
Grant and vesting of options to investor
relations consultant (note 13)	--	--	--	--	--	8,528	--
Net loss for the three months ended
March 31, 2003 on continuing
operations	--	--	--	--	--	--	(395,527)
Income from discontinued operations for
the three months ended March 31, 2003	--	--	--	--	--	--	198,600
Net other comprehensive income for the
three months ended March 31, 2003	143,533	--	--	--	--	--	--
Balance -- March 31,2003	$ (40,236)	16,971,153	$ 16,971	800,000	$ 800	$ 24,086,183	$ (20,238,792)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES Consolidated Statements Of Cash flow (unaudited) (expressed in U.S. dollars)
	Three months ended March 31
	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (395,527)	(536,463)
Amortization and depreciation of other property and equipment	14,098	33,376
Depletion and impairment of oil and natural gas properties	59,974	14,153
Gain on sale of oil and natural gas properties	(11,038)	--
Changes in non-cash working capital:
Accounts receivable	75,907	160,377
Due from officers and employees	2,805	(1,106)
Prepaid expenses and other	24,583	47,261
Trade payables	40,044	38,887
Wages and employee benefits payable	18,531	47,904
Other accrued liabilities	(12,847)	(86,283)
Consulting costs settled by issuance of common stock and
options	8,528	8,534
Net cash used in operating activities	(174,942)	(273,360)

Investing activities:
Funds invested in other property and equipment	(22,819)	--
Proceeds on sale of other property and equipment	1,916	204
Funds invested in oil and natural gas properties	(138,909)	(222,072)
Proceeds on sale of oil and natural gas properties	17,032	--
Interest accrued on loan to former employee	(3,059)	(664)
Accrued oil and natural gas property costs and trade payables	--	(12,979)
Net cash used in investing activities	(145,839)	(235,511)

Net cash generated by (used in) discontinued operations	22,097	(468,351)

Effect of net other comprehensive income	143,533	1,511

Net cash outflow	(155,151)	(975,711)
Cash and cash equivalents position, beginning of period	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 429,919	$ 2,018,897

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

  For the quarter ended March 31, 2003, we incurred a loss of $196,927 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing, extracting and marketing oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive additional revenues from increased production with respect to currently held prospects or through prospects we identify and exploit for our own account.

  We have taken steps to significantly cut-back our administration, exploration and research and development costs from approximately $250,000 per month to approximately $80,000 per month through a number of cost-saving measures. We have sold our U.S. properties and are expanding our exploration efforts in Canada. We are also investigating the use of our technology in other countries.

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

  SIGNIFICANT ACCOUNTING POLICIES

  Basis Of Presentation

  We have prepared these consolidated financial statements for our three-month interim periods as at and ended March 31, 2003 and 2002 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2002.

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

  Stock-Based Compensation For Employees And Directors

  In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 10.

  Recent Accounting Pronouncements

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We were required to adopt the provisions of SFAS No. 143 on January 1, 2003. We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties and therefore this SFAS has no impact on us at this time.

  DISCONTINUED OPERATIONS

  In January 2003, we adopted a formal plan to divest our U.S. oil and gas propertiesOn May 9, 2003 we closed a sale transaction with our U.S. joint venture partner to sell the properties for total consideration of $1,450,000 with proceeds of $720,000 in cash and the redemption of all the outstanding preferred shares. The effective date of the transaction was March 1, 2003. For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations. Accordingly, prior period financial statements have been reclassified to reflect this change.

  Income (loss) on discontinued operations includes a gain on sale of the properties of $175,685 and net income from the properties for the two month period up to the effective date of March 1, 2003 of $22,915.

  Included in accounts receivable at March 31, 2003 is $1,450,000 plus trade accounts receivable related to our U.S. properties.

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

  AIRCRAFT AND FLIGHT EQUIPMENT HELD FOR SALE

  In December 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. The Piaggio Avanti P180 aircraft was sold in the second quarter of 2002 and the remaining aircraft was sold in the fourth quarter of 2002.

  Summarized below are our capitalized costs for the aircraft and flight equipment held for sale:

	March 31,	December 31,
	2003	2002
Flight equipment held for sale	$ 106,328	$ 108,244
Less accumulated write-down	(85,259)	(85,259)
Net aircraft and flight equipment held for sale	$ 21,069	$ 22,985

  OIL AND NATURAL GAS PROPERTIES

  Summarized below are the oil and natural gas property costs we capitalized for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002:

	Three Months Ended March 31,		As of March 31, 2003	As of December 31, 2002
	2003	2002
Acquisition costs	$ 50,051	$ 19,610	$ 1,318,718	$ 1,268,667
Exploration costs	263,849	599,051	7,655,727	7,391,878
Development costs	--	5,983	83,234	83,234
Oil and natural gas properties	313,900	624,644	9,057,679	8,743,779
Less impairment	(219,529)	(11,066)	(5,831,916)	(5,612,387)
Less dispositions	(1,280,309)	-	(1,507,660)	(227,351)
Less depletion	(14,617)	(4,153)	(154,739)	(140,122)
Net oil and natural gas properties	$(1,200,555)	$ 609,425	$1,563,364	$ 2,763,919

  Net oil and natural gas property costs at March 31, 2003 are comprised of  $187,146 ($781,446 at December 31, 2002) of proved property costs and $1,376,218 ($1,982,473 at December 31, 2002) of unproved property costs. At March 31, 2003 there were no indications of impairment of our Canadian full cost center.

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

  At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates. While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

  OTHER PROPERTY AND EQUIPMENT

  Summarized below are our capitalized costs for other property and equipment as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Computer and SFD equipment	$ 288,225	$ 268,254
Computer and SFD software	126,128	118,470
Equipment	81,514	80,912
Furniture and fixtures	178,400	165,984
Leasehold improvements	210,644	195,983
SFD survey system (including software)	126,844	115,471
Tools	1,675	1,559
Vehicle	18,827	18,828
Other property and equipment	1,032,257	965,461
Less accumulated depreciation, amortization and impairment	(817,391)	(759,315)
Net other property and equipment	$ 214,866	$ 206,146

  LONG-TERM DEBT

  On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full. See note 5. We also expensed the remaining unamortized debt issuance costs of $22,805 during 2002.

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

  The preferred shares were all redeemed and cancelled effective May 9, 2003 as part of the compensation received for the sale of the U.S. properties.

  PERFORMANCE WARRANTS

  On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of March 31, 2003.

  EMPLOYEE AND DIRECTOR OPTIONS

  We have summarized below all outstanding options under our various stock option plans and arrangements as of March 31, 2003:
			As of March 31, 2003
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001 (1)	$2.00	30,000	30,000
	January 4, 2001 (1)	$2.00	45,000	45,000
	January 4, 2001 (1)	$2.00	45,000	45,000

1997 Employee Stock Option Plan
	January 4, 2001 (1)	$2.00	25,000	25,000
	January 4, 2001 (1)	$2.00	58,542	58,542
	January 4, 2001 (1)	$2.00	8,000	8,000
	January 4, 2001 (1)	$2.00	100,000	60,000
	January 4, 2001 (1)	$2.00	20,000	15,000
	January 4, 2001 (1)	$2.00	41,750	31,750
	January 4, 2001 (1)	$2.00	9,000	9,000
	January 4, 2001 (1)	$2.00	18,000	18,000
	January 4, 2001 (1)	$2.00	30,000	12,000
	January 4, 2001 (1)	$2.00	35,000	35,000
	January 4, 2001 (1)	$2.00	25,000	25,000
	January 4, 2001 (1)	$2.00	7,750	7,750
	December 27, 2000	$4.125	15,000	9,000
	February 1, 2001	$2.00	6,000	6,000
	July 5, 2001	$2.00	30,000	10,000
	August 13, 2002	$0.38	110,000	0
	September 20, 2002	$0.29	33,000	0
	March 27, 2003	$0.14	60,000	0

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	May 15, 2000	$2.00	40,000	40,000
	April 17, 2000	$2.00	70,000	60,000
	August 13, 2002	$0.38	120,000	0
	September 20, 2002	$0.29	10,000	0
			1,512,842	1,070,842

(1)

  Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.

  The employee options outstanding as of March 31, 2003 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

  COMMITMENTS

  The lease for the principal offices expired on January 31, 2003. A new sub-lease from another tenant has been negotiated with a term of eighteen months ending July 31, 2004. The space is approximately 5,500 square feet and the monthly cost is about $10,000 CDN.

  INVESTOR RELATIONS OPTIONS

  On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed by those dates so long as NXT has not terminated this agreement for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our three month period ended March 31, 2003, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $8,528 ($8,534 for our three month period ended March 31, 2002) in connection with the grant and vesting of these options. We have sent notice of our intent not to renew the agreement at May 15, 2003.

  SEGMENT INFORMATION

We currently operate in only one business segment, oil and natural gas exploration. We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties.

Prior to the first quarter of 2002, the majority of our revenues were derived from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month periods ended March 31, 2003 and 2002 is geographic information relating to:

-	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
-	revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and
-	our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended	United States	Canada	Total
March 31, 2003:
Revenues from oil and natural gas production	$ -	$ (19,561)	$ (19,561)
Revenues from other sources	1,079	12,378	13,458
Net loss from continuing operations	$ (60,613)	$ (334,914)	$ (395,527)
Income (loss) from discontinued operations	$ 198,600	$ -	$ 198,600
March 31, 2002:
Revenues from oil and natural gas production	$ -	$ 10,718	$ 10,718
Revenues from other sources	-	478	478
Net loss from continuing operations	$ (410,863)	$ (125,600)	$ (536,463)
Income (loss) from discontinued operations	$ (256,753)	$ -	$ (256,753)

Summarized below is geographic information relating to our assets as of March 31, 2003 and December 31, 2002, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
March 31, 2003	$ 2,029,045	$ 1,990,642	$ 4,019,687
December 31, 2002	$ 1,682,768	$ 2,336,057	$ 4,018,825

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

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

You can generally identify any forward-looking statements contained in this report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans.

Whenever you read any forward-looking statements contained in this report you should remain mindful that actual results may vary from the anticipated or predicted results as expressed by the forward-looking statements for a number of reasons or factors including, but not limited to, changes in our business plan and corporate strategies, changes in political climate and fluctuations in forecasted oil and natural gas prices. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report.

Additionally, the various uncertainties and risk factors described in this report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Consequently, we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences or effects on us.

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

For additional and more detailed background information relating to our company and our business, refer to our annual report on Form 10-K for our fiscal year ended December 31, 2002.

Unless otherwise stated, all dollar references in this report are in U.S. dollars.

RESULTS OF OPERATIONS

Operating revenues

On May 9, 2003, we closed the sale of all of our U.S. properties. The sale price was $1,450,000 and the proceeds were $720,000 in cash with the balance made up by the redemption of all of the outstanding preferred shares. These shares had been issued in 1998 for $6,000,000. We pursued this sale as it provided us with the opportunity to raise cash and to remove the burdensome preferential rights associated with the preferred shares. Also, as long as the preferred shares were outstanding, there was the potential for a large dilution of the common shares which would increase if we raised any additional capital in the equity markets. The anti-dilution rights associated with the preferred shares were an obstacle to raising new capital. With this out of the way, we are now in an improved position for raising capital and pursuing business opportunities.

Operating loss from continuing operations

We incurred an operating loss of $408,985 for our three-month interim period ended March 31, 2003, as compared to $462,930 for the corresponding interim period in 2002, representing a $53,945 (12%) overall decrease. The decrease in our operating loss for our three-month interim period ended March 31, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

-	Administrative costs decreased $14,072 (5%) in 2003 compared to the same period in 2002 due to the reduced activities.
-	Amortization and depreciation decreased $19,278 (58%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
-	Research and development was $nil in 2003 compared to $107,967 in the same period in 2002 as efforts were focused on application rather than research.
-	Survey support increased by $8,160 (91%) in 2003 compared to 2002 as activities were increased on the Canadian properties.

The above improvements were partially offset by the following:

-	Revenue decreased $30,279 (282%) as the result of the sale of the Canadian production in mid-2002 and a royalty adjustment.
-	Oil and natural gas operating expenses were $nil in 2003 as there were no oil and gas production expense in 2003.
-	Depletion and impairment increased $45,821 (324%) in 2003 compared to 2002 due to increased production in 2003 as well as due to impairments of certain properties in 2003.

Other income (expense)

Other income (expense) has increased in the three month interim period ended March 31, 2003 from an expense of $73,533 in 2002 to income of $13,458 for the same period in 2003. The reasons for the change are as follows:

-

Interest expense is $nil in 2003 compared to expense of $73,343 in 2002 which was related to the loan that was secured by the airplane. The airplane was sold later in 2002 and the loan was fully repaid at that time.

-	Other income was $12,970 in 2003 compared to a loss of $190 in 2002. The income was primarily the gain on the sale of the Canadian property.

Income (loss) from discontinued operations

The income from discontinued operations in 2003 was $198,600 which consists of the gain on the sale of the properties of $175,685 and income from oil and gas operations of $22,915. The loss in 2002 of $256,753 was attributable entirely to our US oil and gas operations.

Other comprehensive income

The foreign currency exchange gain for the three-month period ended March 31, 2003 was an increase of $142,022 (94%) compared to the same period in 2002. Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States - Canadian currency rates during the period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our three-month interim period ended March 31, 2003 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources Of Cash

Our major source of cash flow from September 2001 to March 31, 2003 was a private placement of 3,803,684 common shares for total gross proceeds of $4,374,237 which closed in September 2001.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of March 31, 2003 was $429,919 as compared to $585,070 as of December 31, 2002. Our cash position as of March 31, 2002 was $2,018,897 as compared to $2,994,608 as of December 31, 2001.We now maintain the bulk of our cash in Canadian dollar accounts, consistent with our strategy of focusing our efforts on our Canadian properties.

Cash used in operating activities decreased by $98,418 (36%) to $174,942 for 2003 as compared to the same period in 2002 primarily due to the net loss for the 2003 period which decreased by $140,936 in 2003 from 2002, net of cash decreases on other items, primarily working capital changes.

Investing activities used cash of $145,834 in the three month period ended March 31,2003 compared to $235,511 of cash used in the same period in 2002. The main reason for the decrease of $89,672 was the $83,163 decrease in funds invested in oil and gas properties.

Other comprehensive income, specifically gains on currency exchange, was $143,533 in the three month period ended March 31,2003 compared to the income of $1,511 for the same period in 2002.

Plan Of Operation And Prospective Capital Requirements

We have approximately $1,150,000 in cash on hand as of May 13, 2003 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months. We will be required to raise additional financing through equity issues, borrowings or property dispositions.

We have taken steps to significantly cut-back our administration, exploration and research and development costs through a number of cost-saving measures until such time as we attain substantial revenues. We are also reducing geological, aerial survey and research and development functions. We have sold our U.S. properties and are actively seeking to explore and develop our Canadian properties.

We believe we can maintain a minimal level of operations for approximately twelve to 16 months. At this time, we have no other capital commitments, however, if we ramp-up operations, we will be required to raise additional capital to support increased operations.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial will generate sufficient revenues in time to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

OTHER MATTERS

Foreign Exchange

We recorded a $143,533 foreign currency translation gain for the three months ended March 31, 2003 compared to a gain of $1,511 for the same period in 2002 as a comprehensive income (loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect Of Inflation

We do not believe that our operating results were unduly affected during the first three months of fiscal 2003 or fiscal 2002 by inflation or changing prices.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We were required to adopt the provisions of SFAS No. 143 on January 1, 2003. We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties and therefore this SFAS has no impact on us at this time.

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

In addition, our President, Chief Financial Officer, and Vice President of Exploration (U.S.) left our company in 2002 leaving these positions vacant. Our success will depend to a significant extent on our ability to engage one or more qualified oil and gas professionals to replace these executives. Although we are currently engaged in discussions with qualified candidates to fill these executive positions, we can give you no assurance that these positions will be satisfactorily filled. Our inability to fill these positions could have a material adverse effect on our business, consolidated financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. Mr. Stinson is seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson's shares. On December 10, 2002, we filed our Statement of Defence and are waiting on the Plaintiff to take further action on this matter. At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock. He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.

We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

On March 18, 2003, we were served a Statement of Claim which had been filed on March 14, 2003, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0301-04309), naming Glen Coffey, Murray's Aviation Repairs (1980) Ltd., Energy Exploration Technologies, its wholly-owned subsidiary, NXT Energy Canada, Inc., Dennis Wolsky, as Administrator of the Estate of Jerry Wolsky, deceased and Embassy Aero Group Ltd. as defendants. Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis (the "Plaintiffs") allege that the defendants were negligent and in breach of a Ferry Flight Contract between one or some of the defendants and one or some of the Plaintiffs under which Mr. Jerry Wolsky was to deliver a Piper Twin Comanche aircraft to Athens, Greece. The aircraft crashed in Newfoundland enroute to Athens killing Mr. Wolsky. The Plaintiffs are seeking, among other things, damages in the amount of $450,000 Cdn for loss and damages to the aircraft and cargo; and damages in respect to search and rescue expenses, salvage, storage, transportation expenses and pollution and contamination expenses.

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract. We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.18 (10)	Amended By-laws of Energy Exploration Technologies, Inc. - Amended September 20, 2002
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
21 (8)	List of significant subsidiaries
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

99.5	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.

22 to 24

b) Reports on Form 8-K

1)	Form 8-K filed March 21, 2003 reporting litigation commenced by Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis.

 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 15th day of May, 2003.
Energy Exploration Technologies

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)

SECTION 302 CERTIFICATION

I, George Liszicasz, certify that:

1. I have reviewed this quarterly report of Energy Exploration Technologies.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

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
Date: May 15, 2003	By:	/s/ GEORGE LISZICASZ Name: George Liszicasz Title: Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)