Form 10-Q
period 2003-06-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2003-08-14
CIK 1009922

As filed with the Securities and Exchange Commission on August 14, 2003.

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-Month Period Ended June 30, 2003; Or
[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	61-1126904 (I.R.S. Employer Identification No.)

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

16,971,153 shares of common stock, par value $0.001 per share, as of August 13, 2003

ENERGY EXPLORATION TECHNOLOGIES
INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2003

ITEM 1 - FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)
	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 962,887	$ 585,070
Accounts receivable	84,502	328,174
Due from officers and employees	4,927	5,004
Prepaid expenses and other	44,403	73,315
Note receivable from officer [note 4]	41,147	34,212
	1,137,866	1,025,775

Aircraft and flight equipment held for sale [notes 2 and 5]	21,069	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes 2 and 6]	1,736,659	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes 2 and 7]	219,604	206,146
	$ 3,115,198	$ 4,018,825
Liabilities And Shareholders' Equity
Current liabilities:
Trade payables	$ 131,618	$ 68,555
Wages and employee benefits payable	22,769	5,738
Other accrued liabilities	43,266	74,740
	197,653	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	-	-
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized
Nil shares issued as of June 30, 2003 and
800,000 shares issued as of December 31, 2002 [note 9]	-	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 16,971,153 shares issued as of June
30, 2003 and December 31, 2002	16,971	16,971
Additional paid-in capital	23,365,503	24,077,655
Accumulated deficit	(20,604,406)	(20,041,865)
Accumulated other comprehensive income (loss)	139,477	(183,769)
	2,917,545	3,869,792
	$ 3,115,198	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Oil and natural gas revenue	$ -	$ 58,220	$ -	$ 68,939
Operating expenses:
Oil and natural gas operating expenses	-	6,854	-	8,876
Administrative [note 13]	325,457	478,259	623,685	790,559
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	-	188,441	59,973	202,594
Amortization and depreciation [notes 2 and 7]	14,107	34,084	28,205	67,460
Research and development [note 2]	716	34,676	716	142,643
Survey support [note 2]	27,698	9,492	44,823	18,457
Survey operations and data analysis [note 2]	-	(13,574)	-	(18,708)
	367,978	738,232	757,402	1,211,881

Operating loss from continuing operations	(367,978)	(680,012)	(757,402)	(1,142,942)

Other income (expense)
Interest income (expense)	530	(24,560)	1,017	(97,903)
Other income	7,453	183,602	863	183,412
	7,983	159,042	1,880	85,509

Net loss for the period from continuing operations	(359,995)	(520,970)	(755,522)	(1,057,433)
Income (loss) from discontinued operations [note 3]	(5,618)	(269,065)	192,981	(525,818)
Net loss for the period	(365,613)	(790,035)	(562,541)	(1,583,251)
Other comprehensive income
Foreign currency translation adjustment	179,713	110,215	323,246	111,726
Comprehensive loss for the period	$ (185,900)	$ (679,820)	$ (239,295)	$ (1,471,525)
Basic and diluted loss per share [note 2]	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.09)
Weighted average shares outstanding	16,971,153	16,971,153	16,971,153	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (expressed in U.S. dollars)
	Accumulated Other Comprehensive Income (Loss)	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount
	(unaudited)
Beginning balance - December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	-	-	-	-	-	17,160	-
Net loss for the six months ended
June 30, 2002 from continuing
Operations	-	-	-	-	-	-	(1,057,433)
Loss on discontinued operations for the
six months ended June 30, 2002	-	-	-	-	-	-	(525,818)
Net other comprehensive income for the
six months ended June 30, 2002	111,726	-	-	-	-	-	-
Balance - June 30,2002	$ (111,254)	16,971,153	$ 16,971	800,000	$ 800	$ 24,060,599	$ (15,948,996)

Beginning balance - December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	$ 24,077,655	$ (20,041,865)
Grant and vesting of options to investor
relations consultant (note 13)	-	-	-	-	-	17,048	-
Redemption of preferred shares				(800,000)	(800)	(729,200)	-
Net loss for the six months ended
June 30, 2003 on continuing
operations	-	-	-	-	-	-	(755,522)
Income from discontinued operations for
the six months ended June 30, 2003	-	-	-	-	-	-	192,981
Net other comprehensive income for the
six months ended June 30, 2003	323,246	-	-	-	-	-	-
Balance - June 30, 2003	$ 139,477	16,971,153	$ 16,971	-	$ -	$ 23,365,503	$ (20,604,406)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (359,995)	$ (520,970)	$ (755,522)	$(1,057,433)
Amortization and depreciation of other property and equipment	14,106	34,084	28,205	67,460
Depletion and impairment of oil and natural gas properties	-	188,441	59,973	202,594
Gain on sale of oil and natural gas properties	(986)	-	(12,024)	-
Changes in non-cash working capital:
Accounts receivable	167,765	(140,098)	243,672	20,279
Due from officers and employees	(2,728)	(3,007)	77	(4,113)
Prepaid expenses and other	4,329	(64,343)	28,912	(17,082)
Trade payables	23,019	(123,185)	63,063	(84,298)
Wages and employee benefits payable	(1,500)	(59,075)	17,031	(11,171)
Other accrued liabilities	(18,624)	(17,482)	(31,471)	(103,765)
Consulting costs settled by issuance of common stock and
options	8,520	8,626	17,048	17,160
Net cash used in operating activities	(166,094)	(697,009)	(341,036)	(970,369)

Investing activities:
Funds invested in other property and equipment	(18,844)	(22,060)	(41,663)	(22,060)
Proceeds on sale of other property and equipment	-	(204)	1,916	-
Funds invested in oil and natural gas properties	(241,556)	(126,829)	(380,465)	(348,901)
Proceeds on sale of oil and natural gas properties	69,243	-	86,275	-
Interest accrued on loan to former employee	(3,876)	(1,877)	(6,935)	(2,541)
Accrued oil and natural gas property costs and trade payables	-	(332,238)	-	(345,217)
Net cash used in investing activities	(195,033)	(483,208)	(340,872)	(718,719)

Net cash generated by discontinued operations	714,382	905,031	736,479	436,680

Effect of net other comprehensive income	179,713	110,215	323,246	111,726

Net cash inflow (outflow)	532,968	(164,971)	377,817	(1,140,682)
Cash and cash equivalents position, beginning of period	429,919	2,018,897	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 962,887	$ 1,853,926	$ 962,887	$ 1,853,926

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES Explanatory Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

1. ORGANIZATION AND ABILITY TO CONTINUE OPERATIONS

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects. We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiaries-NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), in the United States and Canada, respectively. NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada") are the two subsidiaries through which we conduct the aerial surveys.

For the six month interim period ended June 30, 2003, we incurred a loss of $562,541 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing, extracting and marketing oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive additional revenues from increased production with respect to currently held prospects or through prospects we identify and exploit for our own account.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month and six-month interim periods as at and ended June 30, 2003 and 2002 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2002.

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

Fair Value Of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, trade payables, wages and employee benefits payable, and accrued liabilities. The book values of these financial instruments approximates their fair values due to their short-term to maturity and similarity to current market rates. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved undeveloped reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content. NXT was a development stage enterprise until 2002 and any net revenues received prior to achieving commercial production were accounted for as an adjustment to capitalized costs. NXT achieved commercial operations at the beginning of the second quarter of 2002.

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

We conduct oil and natural gas exploration, drilling, development and production activities with joint venture partners. These consolidated financial statements reflect only our proportionate interest in these activities.

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

Research And Development Expenditures

We expense all research and development expenditures we incur to develop, improve and test our SFD survey system and related components.

Survey Support Expenditures

We expense all survey support expenditures we incur and these consist primarily of the cost to:

-	conduct field evaluations to evaluate the SFD survey system; and
-	develop, organize, staff and train our survey and interpretation operational functions.

Survey Operations And Data Analysis Expenditures

We expense all survey operations and data analysis expenditures we incur and these consist primarily of:

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

We record the cumulative gain or loss arising from the conversion of the Canadian dollar denominated accounts and transactions into U.S. dollars as a foreign currency translation adjustment as a component of accumulated other comprehensive income or loss for that period.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We were required to adopt the provisions of SFAS No. 143 on January 1, 2003. We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties. Therefore, this SFAS has no impact on us at this time.

In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.12" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation. We are currently reviewing the impact that the adoption of FAS 148 will have on our consolidated financial position and results of operations. We have not determined the impact of this accounting standard.

The following standards issued by the FASB do not impact us at this time:

- Statement No. 149 - "Amendment for Statement 133 on Derivative Instruments and Hedging Activities" effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

- Statement No. 150 - "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

3. DISCONTINUED OPERATIONS

In January 2003, we adopted a formal plan to divest our U.S. oil and gas properties. On May 9, 2003 we closed a sale transaction with our U.S. joint venture partner to sell the properties for total consideration of $1,450,000 with proceeds of $720,000 in cash and the redemption of all the outstanding preferred shares. The effective date of the transaction was March 1, 2003. For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations. Accordingly, prior period financial statements have been reclassified to reflect this change.

Income (loss) on discontinued operations includes a gain on sale of the properties of $175,685 and net income from the properties for the two month period up to the effective date of March 1, 2003 of $22,915.

4. NOTE RECEIVABLE FROM OFFICER

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002 and will repay the outstanding balance, plus accrued interest at 5.5% compounded semi-annually, on October 3, 2003.

5. AIRCRAFT AND FLIGHT EQUIPMENT HELD FOR SALE

In December 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. The Piaggio Avanti P180 aircraft was sold in the second quarter of 2002 and the remaining aircraft was sold in the fourth quarter of 2002.

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale:

	June 30,	December 31,
	2003	2002
Flight equipment held for sale	$ 106,328	$ 108,244
Less accumulated write-down	(85,259)	(85,259)
Net aircraft and flight equipment held for sale	$ 21,069	$ 22,985

6. OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the six months ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002:

	Six Months Ended June 30,		As of June 30, 2003	As of December 31, 2002
	2003	2002
Acquisition costs	$ 117,089	$ 39,732	$ 1,385,756	$ 1,268,667
Exploration costs	590,286	700,785	7,982,164	7,391,878
Development costs	-	30,183	83,234	83,234
	707,375	770,700	9,451,154	8,743,779
Less impairment	(354,992)	(264,065)	(5,967,379)	(5,612,387)
Less dispositions	(1,363,219)	--	(1,590,570)	(227,351)
Less depletion	(16,424)	(63,407)	(156,546)	(140,122)
Net oil and natural gas properties	$(1,027,260)	$ 443,228	$ 1,736,659	$ 2,763,919

Net oil and natural gas property costs at June 30, 2003 are comprised of  $187,146 ($781,446 at December 31, 2002) of proved property costs and $1,549,513 ($1,982,473 at December 31, 2002) of unproved property costs.

The impairment of oil and natural gas properties also includes the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. While, as noted below, our management believes in the prospective commercial viability and non-impairment of the overall prospects of which each of these wells are a part and is continuing active exploration and development activities with respect to each of these prospects, we have nevertheless written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves. At June 30, 2003 there were no indications of impairment of our Canadian full cost center.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value (see note 2). Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates. While we are currently conducting exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

7. OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Computer and SFD equipment	$ 315,736	$ 268,254
Computer and SFD software	135,950	118,470
Equipment	85,547	80,912
Furniture and fixtures	194,327	165,984
Leasehold improvements	229,449	195,983
SFD survey system (including software)	126,844	115,471
Tools	1,825	1,559
Vehicle	18,828	18,828
	1,108,506	965,461
Less accumulated depreciation, amortization and impairment	(888,902)	(759,315)
Net other property and equipment	$ 219,604	$ 206,146

8. LONG-TERM DEBT

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

All of the outstanding preferred shares were redeemed effective May 9, 2003 as part of the consideration received for the sale of the U.S. properties.

10. PERFORMANCE WARRANTS

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The primary purpose of the amendment was to indefinitely extend the termination date of the license. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of June 30, 2003.

11. EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as of June 30, 2003:
			As of June 30, 2003
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001 (1)	$2.00	15,000	15,000
	June 24, 2003	$0.38	200,000	200,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.125	15,000	9,000
	January 4, 2001 (1)	$2.00	378,042	311,042
	February 1, 2001	$2.00	6,000	6,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	30,000	10,000
	August 13, 2002	$0.38	110,000	-
	September 20, 2002	$0.29	28,000	-
	March 27, 2003	$0.14	60,000	-
	June 3, 2003	$0.21	100,000	100,000

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	April 17, 2000	$2.00	70,000	70,000
	May 15, 2000	$2.00	40,000	40,000
	August 13, 2002	$0.38	120,000	0
	September 20, 2002	$0.29	10,000	0
			1,822,842	1,401,842

(1)

Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.

The employee options outstanding as of June 30, 2003 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting. The independent grant of 300,000 options in June, 2003 to a consultant vested upon grant.

12. COMMITMENTS

The lease for the principal offices expired on January 31, 2003. A new sub-lease from another tenant has been negotiated with a term of eighteen months ending July 31, 2004. The space is approximately 6,600 square feet and the monthly cost is about $11,600 CDN.

13. INVESTOR RELATIONS OPTIONS

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS No. 123, for our six month period ended June 30, 2003, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $17,048 ($17,160 for our six month period ended June 30, 2002) in connection with the grant and vesting of these options. The agreement was terminated on May 15, 2003.

14. SEGMENT INFORMATION

We currently operate in only one business segment, oil and natural gas exploration. We intend to develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners. We do not currently sell or market our SFD data as a separate product to third parties.

Prior to the first quarter of 2002, the majority of our revenues were derived from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month and six-month periods ended June 30, 2003 and 2002 is geographic information relating to:

-	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
-	revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and
-	our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended	United States	Canada	Total
June 30, 2003:
Revenues from oil and natural gas production	$ -	$ -	$ -
Net loss from continuing operations	$ (100,982)	$ (259,013)	$ (359,995)
Loss from discontinued operations	$ (5,618)	$ -	$ (5,618)

June 30, 2002:
Revenues from oil and natural gas production	$ -	$ 58,220	$ 58,220
Net loss from continuing operations	$ (226,106)	$ (294,864)	$ (520,970)
Loss from discontinued operations	$ (269,065)	$ -	$ (269,065)

Six Months Ended	United States	Canada	Total
June 30, 2003:
Revenues from oil and natural gas production	$ -	$ -	$ -
Net loss from continuing operations	$ (161,595)	$ (593,927)	$ (755,522)
Income from discontinued operations	$ 192,982	$ -	$ 192,982

June 30, 2002:
Revenues from oil and natural gas production	$ -	$ 68,939	$ 68,939
Net loss from continuing operations	$ (636,969)	$ (420,464)	$ (1,057,433)
Loss from discontinued operations	$ (525,818)	$ -	$ (525,818)

Summarized below is geographic information relating to our assets as of June 30, 2003 and December 31, 2002, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
June 30, 2003	$ 135,697	$ 2,979,502	$ 3,115,199
December 31, 2002	$ 1,682,768	$ 2,336,057	$ 4,018,825

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

Our rights to use our SFD technology arises from an SFD technology license which we acquired from the owner and licensor of that technology, Momentum Resources, pursuant to which we received the exclusive world-wide right to use the SFD technology for hydrocarbon exploration purposes. We are obligated under the terms of that license to pay Momentum Resources a fee equal to 1% of any Prospect Profits (as that term is defined in the license), which we may receive.

For additional and more detailed background information relating to our company and our business, refer to our annual report on Form 10-K for our fiscal year ended December 31, 2002.

Unless otherwise stated, all dollar references in this report are in U.S. dollars.

RESULTS OF OPERATIONS

Operating revenues

On May 9, 2003, we closed the sale of all of our U.S. properties. The sale price was $1,450,000 and the proceeds were $720,000 in cash with the balance made up by the redemption of all of the outstanding preferred shares. These shares had been issued in 1998 for $6,000,000. We pursued this sale as it provided us with the opportunity to raise cash and to remove the burdensome preferential rights associated with the preferred shares. Also, as long as the preferred shares were outstanding, there was the potential for a large dilution of the common shares which would increase if we raised any additional capital in the equity markets. These anti-dilution rights associated with the preferred shares were an obstacle to raising new capital. With this out of the way, we believe we are now in an improved position for raising capital and pursuing business opportunities.

Operating loss from continuing operations

We incurred an operating loss of $367,978 for our three-month interim period ended June 30, 2003, as compared to $680,012 for the corresponding interim period in 2002, representing a $312,034 (46%) overall decrease. The decrease in our operating loss for our three-month interim period ended June 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

-	Administrative costs decreased $152,802 (32%) in 2003 compared to the same period in 2002 due to the reduced activities.
-	Depletion and impairment decreased $188,441 (100%) in 2003 compared to 2002 as there was no oil and gas production in 2003.
-	Amortization and depreciation decreased $19,977 (98%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
-	Research and development decreased $33,960 (98%) in 2003 compared to the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

-	Revenue was $nil in 2003 compared to $58,220 as the result of the sale of the Canadian production in mid-2002.
-	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
-	Survey support increased by $18,206 (192%) in 2003 compared to 2002 as activities were increased on the Canadian properties.
-	Survey operations and data analysis was $nil in 2003 compared to a net revenue from flight surveys in 2002 of $13,574.

We incurred an operating loss of $757,402 for our six-month interim period ended June 30, 2003, as compared to $1,142,942 for the corresponding interim period in 2002, representing a $385,540 (34%) overall decrease. The decrease in our operating loss for our six-month interim period ended June 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

-	Administrative costs decreased $166,874 (21%) in 2003 compared to the same period in 2002 due to the reduced activities.
-	Depletion and impairment decreased $142,621 (70%) in 2003 compared to 2002 due to reduced activity.
-	Amortization and depreciation decreased $39,255 (58%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
-	Research and development was $716 in 2003 compared to $142,643 in the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

-	Revenue was $nil in 2003 compared to $68,939 as the result of the sale of the Canadian production in mid-2002.
-	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
-	Survey support increased by $26,366 (143%) in 2003 compared to 2002 as activities were increased on the Canadian properties.

Other income (expense)

Other income (expense) has decreased in the three month interim period ended June 30, 2003 from an income of $159,042 in 2002 to income of $7,983 for the same period in 2003. The reasons for the change are as follows:

-

Interest income is $530 in 2003 compared to expense of $24,560 in 2002 which was related to the loan that was secured by the airplane. The airplane was sold later in 2002 and the loan was fully repaid at that time.

-	Other income was $7,453 in 2003 compared to a gain of $183,602 in 2002. The income was primarily the gain on the sale of the Canadian property, offset by a royalty income adjustment.

Other income (expense) has decreased in the six month interim period ended June 30, 2003 from an income of $85,509 in 2002 to income of $1,880 for the same period in 2003. The reasons for the change are as follows:

-

Interest income is $1,017 in 2003 compared to expense of $97,903 in 2002 which was related to the loan that was secured by the airplane. The airplane was sold later in 2002 and the loan was fully repaid at that time.

-	Other income was $863 in 2003 compared to a gain of $183,412 in 2002. The income was primarily the gain on the sale of the Canadian property, offset by a royalty income adjustment.

 Income (loss) from discontinued operations

The loss from discontinued operations for the three-month interim period ended June 30, 2003 was $5,618 compared to $269,065 for the same period in 2002. The loss in 2002 was attributable to our a write down of our US oil and gas properties and aircraft and flight equipment held for sale.

The income from discontinued operations for the six-month interim period ended June 30, 2003 was $192,981, which includes the gain on the sale of the properties of $175,685 and income from oil and gas operations of $22,915. The loss in 2002 of $525,818 was attributable to our US oil and gas and survey flight operations.

Other comprehensive income

The foreign currency exchange gain for the three-month period ended June 30, 2003 was an increase of $69,498 (63%) compared to the same period in 2002. The gain for the six-month period ended June 30, 2003 was an increase of $211,520 (189%) compared to the same period in 2002. Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States - Canadian currency rates during the period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our six-month interim period ended June 30, 2003 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources Of Cash

Our major source of cash flow from September 2001 to June 30, 2003 was a private placement that closed in September 2001 of 3,803,684 common shares for total gross proceeds of $4,374,237.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of June 30, 2003 was $962,887 as compared to $585,070 as of December 31, 2002. Our cash position as of June 30, 2002 was $1,853,926 as compared to $2,994,608 as of December 31, 2001.We now maintain the bulk of our cash in Canadian dollar accounts, consistent with our strategy of focusing our efforts on our Canadian properties.

Cash used in operating activities decreased by $530,915 (76%) to $166,094 for the three-month period ended June 30, 2003 as compared to the same period in 2002 primarily due to the net loss for the 2003 period which decreased by $160,975 in 2003 from 2002, net of cash decreases on other items, primarily working capital changes.

Investing activities used cash of $195,033 in the three-month period ended June 30,2003 compared to $483,208 of cash used in the same period in 2002. The main reason for the decrease of $288,175 was the $332,238 decrease in accrued oil and gas property costs and trade payables.

Cash generated by discontinued operations decreased by $190,649 (21%) to $714,382 for the three-month period ended June 30, 2003 as compared to the same period in 2002.

Other comprehensive income, specifically gains on foreign currency exchange, was $179,713 in the three month period ended June 30,2003 compared to the income of $110,215 for the same period in 2002.

Cash used in operating activities decreased by $629,333 (65%) to $341,036 for the six-month period ended June 30, 2003 as compared to the same period in 2002 primarily due to the net loss for the 2003 period which decreased by $301,911 in 2003 from 2002, net of cash decreases on other items, primarily working capital changes.

Investing activities used cash of $340,872 in the six-month period ended June 30,2003 compared to $718,719 of cash used in the same period in 2002. The main reason for the decrease of $377,847was the $345,217 decrease in accrued oil and gas property costs and trade payables.

Cash generated by discontinued operations increased by $299,799 to $736,479 for the six-month period ended June 30, 2003 as compared to the same period in 2002.

Other comprehensive income, specifically gains on foreign currency exchange, was $323,246 in the six-month period ended June 30, 2003 compared to the income of $111,726 for the same period in 2002.

Plan Of Operation And Prospective Capital Requirements

We have approximately $830,000 in cash on hand as of August 8, 2003 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months. We will be required to raise additional financing through equity issues, borrowings or property dispositions.

We are expanding our activities in Canada and are also investigating international opportunities. We have initiated discussions for a series of private placement offerings from which we expect to receive net proceeds of US $ 10,000,000. The funds will be used in the execution of the corporate strategy for asset diversification in Canada and internationally. The first phase of the fund raising is expected to be completed in the latter part of the third quarter.

We believe we can maintain a minimal level of operations for approximately one year.

We can give no assurance that any projects in our pending programs will be commercial, or if commercial will generate sufficient revenues in time to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

OTHER MATTERS

Foreign Exchange

We recorded a $323,246 foreign currency translation gain for the six months ended June 30, 2003 ($179, 713 for the three-month period ended June 30, 2003) compared to a gain of $111,726 ($110,215) for the same period in 2002 as a comprehensive income (loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect Of Inflation

We do not believe that our operating results were unduly affected during the first six months of fiscal 2003 or fiscal 2002 by inflation or changing prices.

Critical Accounting Policies

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain. For example:

-

Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus future development costs (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and SEC guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates, since our depletion and depreciation rate would then be higher and it might also result in a write down under the ceiling test. Similarly, we would have higher revenues and net profits (or lower net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We were required to adopt the provisions of SFAS No. 143 on January 1, 2003. We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties. Therefore, this SFAS has no impact on us at this time.

In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.12" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation. We are currently reviewing the impact that the adoption of FAS 148 will have on our consolidated financial position and results of operations. We have not determined the impact of this accounting standard.

The following standards issued by the FASB do not impact us at this time:

- Statement No. 149 - "Amendment for Statement 133 on Derivative Instruments and Hedging Activities" effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

- Statement No. 150 - "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock. He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources. Mr. Stinson was seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson's shares. On December 10, 2002, we filed our Statement of Defence. On July 14, 2003, we received notice that the plaintiff had dropped all claims except for a claim for $74,750 plus interest for compensation under a consulting agreement.

We are currently reviewing this new situation to determine our most appropriate action.

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

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.18 (10)	Amended By-laws of Energy Exploration Technologies, Inc. - Amended September 20, 2002
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
21 (8)	List of significant subsidiaries
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)

Report captioned "Pinnacle Oil International Inc.-Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.

b) Reports on Form 8-K

1)	Form 8-K filed June 19, 2003 reporting a development in litigation involving NXT and Mr. Stinson.
2)	Form 8-K filed July 10, 2003 reporting NXT's commencement of a series of private placement offerings for up to $10,000,000.

24 to 26

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 14th day of August, 2003.
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
Date: August 14, 2003	By:	/s/ GEORGE LISZICASZ Name: George Liszicasz Title: Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)