Form 10-Q
period 2003-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2003-11-14
CIK 1009922

As filed with the Securities and Exchange Commission on November 14, 2003.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003; OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

(403) 264–7020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  [X]   NO  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

19,056,152 common shares   as of November 13, 2003

ENERGY EXPLORATION TECHNOLOGIES

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2003

ITEM 1 -    FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,009,289	$ 585,070
Accounts receivable	145,231	328,174
Due from officers and employees	2,006	5,004
Prepaid expenses and other	63,767	73,315
Note receivable from officer [note 4]	41,644	34,212
	1,261,937	1,025,775

Aircraft and flight equipment held for sale [notes and ]	-	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes and ]	1,957,795	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes and ]	208,545	206,146
	$ 3,428,277	$ 4,018,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$ 164,963	$ 68,555
Wages and employee benefits payable	10,587	5,738
Other accrued liabilities	26,774	74,740
	202,324	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	-	-
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized
Nil shares issued as of September 30, 2003 and
800,000 shares issued as of December 31, 2002 [note 9]	-	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 18,846,153 shares issued as of
September 30, 2003 and 16,971,153 shares issued as of December 31, 2002	18,846	16,971
Additional paid-in capital	24,193,543	24,077,655
Accumulated deficit	(21,112,785)	(20,041,865)
Accumulated other comprehensive income (loss)	126,349	(183,769)
	3,225,953	3,869,792
	$ 3,428,277	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Oil and natural gas revenue	$ -	$ 6,500	$ -	$ 75,439
Operating expenses:
Oil and natural gas operating expenses	-	-	-	8,533
Administrative [note 13]	451,226	348,722	1,074,911	1,139,624
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	-	(880)	59,973	201,714
Amortization and depreciation [notes 2 and 7]	15,160	71,166	43,365	138,626
Research and development [note 2]	-	179	716	142,822
Survey operations and support [note 2]	19,083	292	63,906	41
	485,469	419,479	1,242,871	1,631,360

Operating loss from continuing operations	(485,469)	(412,979)	(1,242,871)	(1,555,921)

Other income (expense)	3,750	44,892	5,629	130,401

Net loss for the period from continuing operations	(481,719)	(368,087)	(1,237,242)	(1,425,520)
Income (loss) from discontinued operations [note 3]	(26,660)	(71,119)	166,322	(596,937)
Net loss for the period	(508,379)	(439,206)	(1,070,920)	(2,022,457)
Other comprehensive income
Foreign currency translation adjustment	(13,128)	(93,142)	310,118	18,584
Comprehensive loss for the period	$ (521,507)	$ (532,348)	$ (760,802)	$ (2,003,873)
Basic and diluted loss per share [note 2]	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.12)
Weighted average shares outstanding	17,108,516	16,971,153	17,108,516	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (expressed in U.S. dollars)

	Accumulated Other Comprehensive Income (Loss)			Series 'A' Convertible Preferred Stock		Additional Paid-in Capital
		Common Stock					Accumulated Deficit

		Shares	Amount	Shares	Amount
				(unaudited)
Beginning balance - December 31, 2001	$(222,980)	16,971,153	$16,971	800,000	$800	$24,043,439	$(14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	-	-	-	-	-	25,688	-
Net loss for the nine months ended
September 30, 2002 from continuing
Operations	-	-	-	-	-	-	(1,425,520)
Loss on discontinued operations for the
nine months ended September 30, 2002	-	-	-	-	-	-	(596,937)
Net other comprehensive income for the
nine months ended September 30, 2002	18,584	-	-	-	-	-	-
Balance - September 30,2002	$(204,396)	16,971,153	$16,971	800,000	$800	$24,069,127	$(16,388,202)

Beginning balance - December 31, 2002	$(183,769)	16,971,153	$16,971	800,000	$800	$24,077,655	$(20,041,865)
Issued for cash at $0.40 per share on
Sept 11, 2003, net of issuance costs		1,875,000	1,875			738,940
Grant and vesting of options to investor
relations consultant (note 13)	-	-	-	-	-	17,048	-
Compensation expense related to issuance of
options to employees and directors						89,100
Redemption of preferred shares				(800,000)	(800)	(729,200)	-
Net loss for the nine months ended
September 30, 2003 on continuing
operations	-	-	-	-	-	-	(1,237,242)
Income from discontinued operations for
the nine months ended September 30, 2003	-	-	-	-	-	-	166,322
Net other comprehensive income for the
nine months ended September 30, 2003
	310,118	-	-	-	-	-	-
Balance - September 30, 2003	$126,349	18,846,153	$18,846	-	$-	$24,193,543	$(21,112,785)

     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,	Nine months ended September 30,

	2003	2002	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (481,719)	$ (368,087)	$(1,237,242)	$(1,425,520)
Amortization and depreciation of other property and equipment	15,160	71,166	43,365	138,626
Depletion and impairment of oil and natural gas properties	2	(880)	59,975	201,714
Gain on sale of oil and natural gas properties	21	(42,046)	(12,003)	(42,046)
Changes in non-cash working capital:
Accounts receivable	(60,729)	(383,761)	182,943	(363,482)
Due from officers and employees	2,921	(1,117)	2,998	(5,230)
Prepaid expenses and other	(19,364)	1,409	9,548	(15,673)
Trade payables	33,345	(320,324)	96,408	(404,622)
Wages and employee benefits payable	(12,182)	2,935	4,849	(8,236)
Other accrued liabilities	(16,495)	(29,871)	(47,966)	(133,636)
Consulting costs settled by issuance of common stock and
options	-	8,528	17,048	25,688
Compensation costs settled by issuance of options	89,100	-	89,100	-
	(449,940)	(1,062,048)	(790,977)	(2,032,417)

Financing activities
Funds raised through sale of common stock, net of issuance costs	740,815	-	740,815	-
	740,815	-	740,815	-

Investing activities:
Funds invested in other property and equipment	(4,102)	-	(45,764)	(61)
Proceeds on sale of other property and equipment	-	21,999	1,916	-
Funds invested in oil and natural gas properties	(221,005)	(59,363)	(601,470)	(408,264)
Proceeds on sale of oil and natural gas properties	(150)	199,326	86,125	199,326
Interest accrued on loan to former employee	(497)	1,095	(7,432)	(1,446)
Accrued oil and natural gas property costs and trade payables	-	333,687	-	(11,530)
	(225,754)	496,744	(566,625)	(221,975)

Net cash generated by (used in) discontinued operations	(5,591)	(628,675)	730,888	(191,995)

Effect of net other comprehensive income	(13,128)	(93,142)	310,118	18,584

Net cash inflow (outflow)	46,402	(1,287,121)	424,219	(2,427,803)
Cash and cash equivalents position, beginning of period	962,887	1,853,926	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 1,009,289	$ 566,805	$ 1,009,289	$ 566,805

The accompanying notes to consolidated financial statements are an integral part of  these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars) (unaudited)

1.

ORGANIZATION AND ABILITY TO CONTINUE OPERATIONS

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994 and continued in the Province of Alberta on October 24, 2003.  We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects.  We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiaries-NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), in the United States and Canada, respectively. NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada") are the two subsidiaries through which we conduct the aerial surveys.

For the nine month interim period ended September 30, 2003, we incurred a loss of $1,007,273 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing, extracting and marketing oil and natural gas from these prospects for a profit. We anticipate that we will continue to incur further operating losses until such time as we receive additional revenues from increased production with respect to currently held prospects or through prospects we identify and exploit for our own account.

We can give no assurance that any, or all, pending projects will generate sufficient revenues to cover our operating or other costs.  Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

We have prepared these consolidated financial statements for our three-month and nine-month interim periods as at and ended September 30, 2003 and 2002 in accordance with accounting principles generally accepted in the United States for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2002.

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

Fair Value Of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, trade payables, wages and employee benefits payable, and accrued liabilities.  The book values of these financial instruments approximate their fair values due to their short-term to maturity and similarity to current market rates.  It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Aircraft And Flight Equipment Held For Sale

Both aircraft were sold in 2002. We carry our flight equipment held for sale at the lower of the carrying amount or the fair value less cost to sell. These assets are not depreciated as long as they are held for sale.  The remaining flight equipment was written off in the third quarter of 2003.

Oil And Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves.  These capitalized costs include:

•	land acquisition costs;
•	geological and geophysical costs;
•	costs of drilling both productive and non-productive wells;
•	cost of production equipment and related facilities; and
•	various costs associated with evaluating petroleum and natural gas properties for potential acquisition.

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

Research And Development

We expense all research and development expenditures we incur to develop, improve and test our SFD survey system and related components.

Survey Operations and Support

We expense all survey operations and support expenditures we incur and these consist primarily of the cost to:

•	conduct field evaluations to evaluate the SFD survey system;
•	develop, organize, staff and train our survey and interpretation operational functions;
•	aircraft operating costs, travel expenses and allocable salaries of our personnel while on survey assignment; and
•	allocable salaries of our personnel while interpreting SFD data.

Foreign Currency Translation

Our only operations outside of the United States are in Canada.  Foreign currency translation adjustments resulting from the translation of the financial statements of our Canadian subsidiaries, whose functional currency is Canadian dollars, into U.S. dollar equivalents for purposes of consolidating our financial statements, are included in other comprehensive income (loss).  For purposes of consolidation, we use the following methodology to convert Canadian dollar denominated accounts and transactions into U.S. dollars:

•	all asset and liability accounts are translated into U.S. dollars at the rate of exchange in effect as of the end of the applicable fiscal period;
•	all shareholders' equity accounts are translated into U.S. dollars using historical exchange rates; and
•	all revenue and expense accounts are translated into U.S. dollars at the average rate of exchange for the applicable fiscal period.

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

Stock-Based Compensation For Employees And Directors

In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment.  For 2003, compensation expense recorded in the books of account relating to the granting of options to employees and directors was $89,100 (Nil – 2002).   See note 11.

Recent Accounting Pronouncements

In August 2001, the US Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  We were required to adopt the provisions of SFAS No. 143 on January 1, 2003.  We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties.  Therefore, this SFAS has no impact on us at this time.

In January 2003, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148).  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation.  The impact of this accounting standard is discussed more fully in note 11.

The following standards issued by the FASB do not impact us at this time:

•

Statement No. 149 – “Amendment for Statement 133 on Derivative Instruments and Hedging Activities” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

•

Statement No. 150 – “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

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

4.

NOTE RECEIVABLE FROM OFFICER

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta.  Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002 and the outstanding balance, plus accrued interest at 5.5% compounded semi-annually, is due on October 3, 2003.

5.

AIRCRAFT AND FLIGHT EQUIPMENT HELD FOR SALE

In December 2001, management decided to place on the market our two aircraft and related flight equipment in order to decrease our operating costs. The  Piaggio Avanti P180 aircraft was sold in the second quarter of 2002 and the remaining aircraft was sold in the fourth quarter of 2002.  The remaining flight equipment was written off in the third quarter of 2003.

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale:

	September 30,	December 31,
	2003	2002
Flight equipment held for sale	$ -	$ 108,244
Less accumulated write-down	-	(85,259)
Net aircraft and flight equipment held for sale	$ -	$ 22,985

6.

OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002:

	Nine Months Ended September 30,		As of September 30, 2003	As of December 31, 2002
	2003	2002
Acquisition costs	$ 326,947	$ 224,180	$ 1,595,614	$ 1,268,667
Exploration costs	598,137	1,225,307	7,990,015	7,391,878
Development costs	-	30,183	83,234	83,234
	925,084	1,479,670	9,668,863	8,743,779
Less impairment	(352,054)	(264,065)	(5,964,441)	(5,612,387)
Less dispositions	(1,362,770)	(157,293)	(1,590,121)	(227,351)
Less depletion	(16,384)	(112,091)	(156,506)	(140,122)
Net oil and natural gas properties	$ (806,124)	$ 946,221	$ 1,957,795	$ 2,763,919

Net oil and natural gas property costs at September 30, 2003 are comprised of  $187,146  ($781,446 at December 31, 2002) of proved property costs and $1,770,649 ($1,982,473 at December 31, 2002) of unproved property costs.

The impairment of oil and natural gas properties also includes the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. While, as noted below, our management believes in the prospective commercial viability and non-impairment of the overall prospects of which each of these wells are a part and is continuing active exploration and development activities with respect to each of these prospects, we have nevertheless written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.  At September 30, 2003 there were no indications of impairment of our Canadian full cost center.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value (see note ).  Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates.    While we are currently conducting exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

7.

OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Computer and SFD equipment	$ 317,325	$ 268,254
Computer and SFD software	137,248	118,470
Equipment	85,524	80,912
Furniture and fixtures	193,982	165,984
Leasehold improvements	229,041	195,983
SFD survey system (including software)	127,845	115,471
Tools	1,822	1,559
Vehicle	18,828	18,828
	1,111,615	965,461
Less accumulated depreciation, amortization and impairment	(903,070)	(759,315)
Net other property and equipment	$ 208,545	$ 206,146

8.

LONG-TERM DEBT

On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full.  See note .  We also expensed the remaining unamortized debt issuance costs of $22,805 during 2002.

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

10.

PERFORMANCE WARRANTS

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration.  The primary purpose of the amendment was to indefinitely extend the termination date of the license.  Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of September 30, 2003.

11.

EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as of September 30, 2003:

			As of September 30, 2003
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001 (1)	$2.00	15,000	15,000
	June 24, 2003	$0.38	100,000	100,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.125	15,000	9,000
	January 4, 2001 (1)	$2.00	368,042	336,042
	February 1, 2001	$2.00	6,000	6,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	30,000	15,000
	August 13, 2002	$0.38	103,333	36,663
	September 20, 2002	$0.29	14,666	9,332
	March 27, 2003	$0.14	60,000	0
	June 3, 2003	$0.21	200,000	200,000
	August 14, 2003	$0.43	270,000	0

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	40,000	40,000
	April 17, 2000	$2.00	70,000	70,000
	August 13, 2002	$0.38	120,000	40,000
	September 20, 2002	$0.29	10,000	3,332
	August 14, 2003	$.0.43	160,000	0
			2,222,841	1,521,169

(1)

Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.

The employee options outstanding as of September 30, 2003 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee.  The director options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director.  Both the employee and director options generally lapse, if unexercised, five years from the date of vesting. The independent grant of 300,000 options in June, 2003 to a consultant vested upon grant.

Compensation Expense Associated With Grant of Options

At September 30, 2003, the company has four stock-based employee compensation plans, which are described more fully above.  The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss if options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For 2003, $89,100 (2002 - $Nil) of compensation cost has been recognized in net loss.  The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$ (521,507)	$ (532,348)	$ (760,802)	$(2,003,873)
Add: Stock-based employee compensation expense, included in reported net loss	89,100	-	89,100	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(128,490)	(184,544)	(385,470)	(553,632)
Pro forma net loss	$ (560,897)	$ (716,892)	$ (1,057,172)	$(2,557,505)

Loss per share
Basic and Diluted – as reported	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.12)
Basic and Diluted – pro forma	$ (0.03)	$ (0.04)	$ (0.06)	$ (0.15)

12.

COMMITMENTS

The lease for our company’s principal offices expired on January 31, 2003.  A new sub-lease from another tenant has been negotiated with a term of eighteen months ending July 31, 2004.  The space is approximately 6,600 square feet and the monthly cost is about $11,600 CDN.

13.

INVESTOR RELATIONS OPTIONS

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share.  The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively.  These options lapse, to the extent vested and unexercised, five years after the date of vesting.  Pursuant to SFAS No. 123, for our nine-month period ended September 30, 2003, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $17,048 ($25,688 for our nine month period ended September 30, 2002) in connection with the grant and vesting of these options.  The agreement was terminated on May 15, 2003.

14.

SEGMENT INFORMATION

We currently operate in only one business segment, oil and natural gas exploration.  We intend to develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.  We do not currently sell or market our SFD data as a separate product to third parties.

Prior to the first quarter of 2002, the majority of our revenues were derived from interest earned on cash and cash equivalents.

Summarized below with respect to our three-month and nine-month periods ended September 30, 2003 and 2002 is geographic information relating to:

•	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
•	revenues we have received during the period from sources other than our external customers, allocated amongst the geographic areas in which the revenue was generated; and
•	our net loss for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Three Months Ended	United States	Canada	Total
September 30, 2003:
Revenues from oil and natural gas production	$ -	$ -	$ -
Net loss from continuing operations	(199,060)	(219,012)	(418,072)
Loss from discontinued operations	$ (26,660)	$ -	$ (26,660)

September 30, 2002:
Revenues from oil and natural gas production	$ -	$ 6,500	$ 6,500
Net loss from continuing operations	(142,815)	(225,272)	(368,087)
Loss from discontinued operations	$ (71,119)	$ -	$ (71,119)

Nine Months Ended	United States	Canada	Total
September 30, 2003:
Revenues from oil and natural gas production	$ -	$ -	$ -
Net loss from continuing operations	(360,656)	(812,939)	(1,173,595
Income from discontinued operations	$ 166,322	$ -	$ 166,322

September 30, 2002:
Revenues from oil and natural gas production	$ -	$ 75,439	$ 75,439
Net loss from continuing operations	(779,784)	(645,736)	(1,425,520)
Loss from discontinued operations	$ (596,937)	$ -	$ (596,937)

Summarized below is geographic information relating to our assets as of September 30, 2003 and December 31, 2002, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
September 30, 2003	$ 794,943	$ 2,633,333	$ 3,428,276
December 31, 2002	$ 1,682,768	$ 2,336,057	$ 4,018,825

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

15.

SUBSEQUENT EVENT

At a special meeting of the shareholders, held October 24, 2003, the continuance of NXT from Nevada to Alberta, Canada was approved.  The continuance is essential to streamlining our operations as we no longer have ongoing US interests, and is consistent with one of our main objectives of expanding our operations in Canada.  This change will reduce our administrative costs and simplify our processes.

ITEM 2 -    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating loss from continuing operations

We incurred an operating loss of $485,469 for our three-month interim period ended September 30, 2003, as compared to $412,979 for the corresponding interim period in 2002, representing a $72,490 (18%) overall increase.  The increase in our operating loss for our three-month interim period ended September 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

•	Depletion and impairment decreased $880 (100%) in 2003 compared to 2002 as there was no oil and gas production in 2003.
•	Amortization and depreciation decreased $56,006 (79%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
•	Research and development decreased $179 (100%) in 2003 compared to the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

•	Revenue was $nil in 2003 compared to $6,500 as the result of the sale of the Canadian production in mid-2002.
•	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
•

Administrative costs increased $102,504 (29%) in 2003 compared to the same period in 2002 as a result of costs associated with the continuance of the company into Alberta, Canada, and compensation costs associated with the issuance of employee and directors stock options.

•	Survey operations and support was $18,791 in 2003 compared to $292 in 2002 as activities were increased on the Canadian properties.

We incurred an operating loss of $1,242,871 for our nine-month interim period ended September 30, 2003, as compared to $1,555,921 for the corresponding interim period in 2002, representing a $313,050 (20%) overall decrease.  The decrease in our operating loss for our nine-month interim period ended September 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

•	Administrative costs decreased $64,713 (6%) in 2003 compared to the same period in 2002 due to the reduced activities.
•	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
•	Depletion and impairment decreased $141,741 (70%) in 2003 compared to 2002 due to reduced activity.
•	Amortization and depreciation decreased $95,261 (69%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
•	Research and development was $716 in 2003 compared to $142,822 in the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

•	Revenue was $nil in 2003 compared to $75,439 as the result of the sale of the Canadian production in mid-2002.
•	Survey operations and support was $63,906 in 2003 compared to $41 in 2002 as activities were increased on the Canadian properties.

Other income (expense)

Other income (expense) has decreased in the three month interim period ended September 30, 2003 from an income of  $44,892 in 2002 to income of $3,750 for the same period in 2003.

Other income (expense) has decreased in the nine month interim period ended September 30, 2003 from an income of  $130,401 in 2002 to income of $5,629 for the same period in 2003.  The 2002 income reflects the gain on sale of the Canadian property.

Income (loss) from discontinued operations

The loss from discontinued operations for the three-month interim period ended September 30, 2003 was $26,660 compared to $71,119 for the same period in 2002.  The loss for the third quarter of 2003 is attributable to the write off of the remaining aircraft equipment held for sale.  The loss in 2002 was attributable to our write down of our US oil and gas properties and aircraft and flight equipment held for sale.

The income from discontinued operations for the nine-month interim period ended September 30, 2003 was $166,322, which includes the gain on the sale of the properties of $175,685 and income from oil and gas operations of $22,915.  The loss in 2002 of $596,937 was attributable to our US oil and gas and survey flight operations.

Other comprehensive income

The foreign currency exchange loss for the three-month period ended September 30, 2003 was a decrease of $80,014 (86%) compared to the same period in 2002.  The gain for the nine-month period ended September 30, 2003 was an increase of $291,534 (1,569%) compared to the same period in 2002.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States – Canadian currency rates during the period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our nine-month interim period ended September 30, 2003 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources Of Cash

The major sources of cash flow from September 2001 to September 30, 2003 were a private placement that closed in September 2001 of 3,803,684 common shares for total gross proceeds of $4,374,237 and a private placement that closed in September 2003 of 1,875,000 common shares for total gross proceeds of $750,000.

Current Cash Position And Historical Changes In Cash Position

Our cash position as of September 30, 2003 was $1,009,289 as compared to $585,070 as of December 31, 2002.   Our cash position as of September 30, 2002 was $566,805 as compared to $2,994,608 as of December 31, 2001.We now maintain the bulk of our cash in Canadian dollar accounts, consistent with our strategy of focusing our efforts on our Canadian properties.

Cash used in operating activities decreased by $612,108 (58%) to $449,940 for the three-month period ended September 30, 2003 as compared to the same period in 2002 primarily due to cash decreases in working capital changes.

Cash generated by financing activities increased $740,815 for the three-month period ended September 30, 2003 as a result of a private placement of 1,875,000 common shares.

Investing activities used cash of $225,754 in the three-month period ended September 30,2003 compared to $496,444 of cash generated in the same period in 2002. The main reasons for the decrease of $722,198 was the $333,687 decrease in accrued oil and gas property costs and trade payables and the $199,476 decrease in the proceeds on the sale of oil and natural gas properties.

Cash used in discontinued operations decreased by $623,084 (99%) to $5,591 for the three-month period ended September 30, 2003 as compared to the same period in 2002.

Other comprehensive income, specifically loss on foreign currency exchange, was  $13,128 in the three month period ended September 30,2003 compared to $93,142 for the same period in 2002.

Cash used in operating activities decreased by $1,241,440 (61%) to $790,977 for the nine-month period ended September 30, 2003 as compared to the same period in 2002 primarily due to the net loss for the 2003 period which decreased by $188,278 in 2003 from 2002, net of cash decreases on other items, primarily working capital changes.

Cash generated by financing activities increased $740,815 for the nine-month period ended September 30, 2003 as a result of a private placement of common shares.

Investing activities used cash of $566,625 in the nine-month period ended September 30,2003 compared to $221,975 of cash used in the same period in 2002. The main reason for the increase of $344,650 was the $193,206 increase in funds invested in oil and natural gas properties.

Cash generated by discontinued operations increased by $922,883 to $730,888 for the nine-month period ended September 30, 2003 as compared to the same period in 2002.

Other comprehensive income, specifically gains on foreign currency exchange, was  $310,118 in the nine-month period ended September 30, 2003 compared to $18,584 for the same period in 2002.

Plan Of Operation And Prospective Capital Requirements

We have approximately $ 783,000 cash on hand as of November 12, 2003 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months.

We are expanding our activities in Canada and are also investigating international opportunities.  We have initiated discussions for a series of private placement offerings from which we expect to receive net proceeds of US $10,000,000.  The funds will be used in the execution of the corporate strategy for asset diversification in Canada and internationally.  The first phase of the fund raising was completed in the latter part of the third quarter for net proceeds of US $740,815.

We believe we currently have sufficient cash on hand to maintain a minimal level of operations for approximately one year.

We can give no assurance that any projects in our pending programs will be commercial, or if commercial will generate sufficient revenues in time to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

OTHER MATTERS

Foreign Exchange

We recorded a $310,118 foreign currency translation gain for the nine months ended September 30, 2003 ($13,128 foreign currency translation loss for the three-month period ended September 30, 2003) compared to a gain of $18,584 ($93,142 foreign currency translation loss) for the same period in 2002 as a comprehensive income (loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period.  We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect Of Inflation

We do not believe that our operating results were unduly affected during the first nine months of fiscal 2003 or fiscal 2002 by inflation or changing prices.

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

•

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

•

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

Recent Accounting Pronouncements

In August 2001, the US Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  We were required to adopt the provisions of SFAS No. 143 on January 1, 2003.  We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties.  Therefore, this SFAS has no impact on us at this time.

In January 2003, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148).  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation.  The impact of this accounting standard is discussed more fully in note 11 to the consolidated financial statements.

The following standards issued by the FASB do not impact us at this time:

•

Statement No. 149 – “Amendment for Statement 133 on Derivative Instruments and Hedging Activities” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

•

Statement No. 150 – “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

ITEM 1 -    LEGAL PROCEEDINGS

In our quarterly report on Form 10-Q for the period ended June 30, 2003, we reported the current status of all material legal proceedings involving the Company and refer the reader to such report.

ITEM 2 -    CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 11, 2003, the Company issued 1,875,000 shares of its common stock at $0.40 per share for total gross proceeds of $750,000. The shares were issued under the Company’s Confidential Offering Memorandum dated July 22, 2003, which was fully subscribed for.  The sale of theses shares of common stock was exempt from registration due to the exemptions found in Regulation D (“Reg. D”) and Regulation S (“Reg. S”), each promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering.  The shares were sold to the followinf persons:   Bamako Investment Management Ltd, M.J. Buamaim, Jokada Inc., Bibi S. Daprile, Joseph John Hanson, Salem Al Zubaidi, Stahis I. Stathis, McLeod Hygiene Services Corp. Bonnie Maksymowich, Randy Maksymowich, LOM Securities (Bermuda) Limited, Trutta Resources Inc., Sandra Sims, Shewan Energy Corporation, Joanne Louise Scott, Douglas J. Rowe, Douglas Renwicke, Steve Rainbow, Peter A. Proly, Douglas G. McIntyre, Louis Miceli, Marcie A. Newman, Brent Marzolf, D. Alec McDougall, Lanny King McDonald, Brian A. Jones, Brian Paul Kohlhammer, Gary Layden, Thomas P. Barry, Saad Ibrahim, Annette Hutchinson, Global S.C. Communications Inc., William Daniel Gantous, Donald E. Foulkes, Mary Helen Carwardine, Labeed A. Ghaleb, Michael D. Fitzgerald, Igor Dmitriev, 796047 Alberta Ltd., Delores L. Bradley, Chris Bradley, Lloyd R. Lipsett, Neil Orr, 424360 Alberta Ltd., Gordon Ratcliffe, Ilona Meszaros, John & Vera Cryan, Joan McCarthy, Tibor Szenasi, Jim Currie, David J.W. Mitchell, Wayne Foster, Rodolfo Rivas, Thomas F. Riggs, Steve Barritt, Richard Blair, Colm McLoughlin, Dipak Suru, Michael Gerbich, Dariush Rakhshani, Majed O. Khalifa Alshuwaihi.

The sale of the common stock was exempt from registration pursuant to Rule 506 of Reg. D. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Following is a list of the people that subscribed to this offering under Regulation D.

 Of the total 1,875,000 shares issued under this offering, 525,000 shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of NXT was held on October 24, 2003, at which the re-incorporation of NXT from the State of Nevada into the Province of Alberta and the change of the name to Energy Exploration Technologies Inc. were voted upon. Such action was approved and voted on as follows:

Voting Results	For	Against	Abstain
	8,509,350	32,230	-0-

As a result of the continuance of NXT into the Province of Alberta, as of November 6, 2003, NXT’s ticker symbol on the Over-the-Counter/Bulletin Board was changed to from “ENXT” to “ENXTF”.

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
3.19

Articles of Continuance for the continuance of the Registrant in the Province of Alberta, filed with the Alberta Registrar of Corporations on October 24, 2003 under the name “Energy Exploration Technologies Inc.”

3.20	Bylaws of Energy Exploration Technologies Inc. dated October 24 , 2003
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997

10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
21 (8)	List of significant subsidiaries
31	Rule 13a-14(a)/15d-14(a) Certification(5)
32	Section 1350 Certification(5)
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
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

b)  Reports on Form 8-K

1)

On July 10, 2003, the Company filed a Current Report on Form 8-K dated July 8, 2003, announcing its plans to proceed with a series of private placements over the next 12 to 18 months for up to $10,000,000.

2)	Form 8-K filed November 5, 2003 reporting shareholder approval of NXT’s re-incorporation from the State of Nevada to the Province of Alberta, Canada

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 13 day of November 2003.

ENERGY EXPLORATION TECHNOLOGIES

By /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)