Form 10-K/A
period 2000-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-03-08
CIK 1009922

As filed with the Securities and Exchange Commission on March 8, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–K/A

AMENDMENT NO. 1
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)
Alberta	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700-840-7 Avenue SW, Calgary, Alberta, Canada,	T2P 3G2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (403) 264-7020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, no par value per share.

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

Documents Incorporated By Reference: None

ADVISEMENT

This Amendment No. 1 (this “Amendment”) to Form 10-K of Energy Exploration Technologies Inc. (the “Company” or “NXT”) for the year ended December 31, 2000 (the “Original 10-K”), has been prepared solely for the purpose of correcting the description of  a technology agreement to which the Company was a named party.

In “ITEM 1. BUSINESS – Our SFD Technology License” of the Original 10-K, the Company mistakenly described a licensing agreement that has not been fully executed by all parties thereto. This mistake has recently been discovered in connection with a review of the Company’s corporate records. The Company’s corporate secretary has affirmed to the Company’s Board of Directors that no fully executed copy exists in the Company’s records.

As a result, the Company is filing this Amendment to correct the description of the licensing agreement by setting forth a summary of the correct agreement by which the Company has access to such technology. Since this is the only purpose of this Amendment, only the subsection referred to above is set forth in this Amendment, along with an amended Exhibit list under Item 15, and are deemed amended hereby. All other portions of the Original 10-K are therefore not amended in any way.

ITEM 1. BUSINESS – OUR SFD TECHNOLOGY AGREEMENT

Our rights to use our SFD technology arises from a sharing of the technology with Momentum Resources Corporation, and an agreement pursuant to which we were originally granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose pursuant to a sharing of the SFD Technology permitted by Momentum Resources Corporation, which was originally the exclusive owner of the SFD. We, independent of Momentum Resources Corporation, own and control all of the data acquisition, processing and interpretation systems used with the SFD for prospect identification and exploration purposes all of which was developed exclusively by our Company.

The terms of the agreement are set forth in a document entitled “Restated Technology Agreement” and dated August 1, 1996, which purpose was to supercede a prior agreement dated January 1, 1996. Momentum Resources is a Bahamas corporation which is directly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties to the Restated Technology Agreement. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest stockholder and the Chief Executive Officer and a director of our company. Mr. Stinson is a past director and officer of NXT.

The material terms of the Restated Technology Agreement, as amended by the Amendment to the Restated Technology Agreement, dated April 3, 1998, are summarized as follows:

--

We hold the exclusive worldwide right to use, possess and control all SFDs created as of August 1, 1996, as well as any enhancements and know-how relating thereto

--

We are also entitled to the exclusive use of all SFD data generated by the SFDs for hydrocarbon identification and exploration purposes.

--

Momentum Resources is obligated to use its best efforts to survey with the SFD certain geographic areas throughout the world which have been mutually selected by us and Momentum

Resources and to provide all raw SFD data resulting form such surveys to us for our exclusive use for the identification and exploitation of hydrocarbons. Momentum Resources further agreed to provide no less than 500 hours per year of trained manpower to generate the SFD data with respect to the selected areas. Despite this obligation, the Restated Technology Agreement does not set forth any provisions in the event that Momentum Resources fails to live up to these obligations.

--

The agreement provides for the Company to pay Momentum Resources a data fee equal to (i) 1% of the “Prospect Profits” actually received by us or our subsidiaries with respect to the commercial exploitation of each Prospect for which SFD data is provided by Momentum on or before December 31, 2000; and (ii) 5% of any Prospect Profits actually received by us or our subsidiaries with respect to the commercial exploitation of each Prospect for which SFD data is provided by Momentum after December 31, 2000. As of the date of this registration statement, we have not generated any Prospect Profits and thus have not paid any data fees to Momentum Resources. “ProspectProfits” generally means the aggregate of all gross revenues that we or our subsidiaries receive with respect to the commercial exploitation of all Prospects calculated, less all project expenses actually paid by us or our subsidiaries with respect to the commercial exploitation of all Prospects. “Prospects” generally means any identified search areas that have commercially extractable amounts of hydrocarbons as determined by the interpretation of the SFD data.

--

In addition to the noted royalty the agreement provides for the Company to grant Momentum Resources "performance options" entitling it to purchase 16,000 unregistered shares of our common stock for each month in which production from SFD prospects exceeds 20,000 barrels of hydrocarbons. The exercise price for these warrants will be the "fair market value" of our common stock as determined by the mean between the closing representative bid and asked price for our common stock on the last business day of the quarter of calculation as reported by NASDAQ or NASD or if the common stock is not traded on such date, on the next preceding trading day. The options automatically expire to the extent unexercised three years from the date of grant. We are not obligated, under any circumstances, to grant options which would entitle the holders to acquire more than 8% of our common stock, after taking into consideration outstanding unexercised options. The performance options are also non-transferable except to Momentum Resource's affiliates. As of the date of this annual report and also as of the date of this Amendment, no performance options have been earned by Momentum Resources.

--

Momentum Resources is prohibited during the term of the license from (i) engaging in the identification or exploitation of hydrocarbons for its own account or any party other than the Company; (ii) granting any license or sublicense to any third party to use SFDs or SFD data to any other party for any purpose; (iii) disclosing confidential and/or proprietary information relating to the SFD or SFD data to any other party; or (iv) selling, assigning or transferring its business, or license or sublicense the SFD or SFD data to any party.

--

We are prohibited during the term of the license from (i) identifying or exploiting deposits other than hydrocarbons which have been identified using the SFD; (ii) licensing or sublicensing or providing the SFD data or interpretations thereof to any party (other than our subsidiaries and joint venture partners); (ii) disclosing confidential and/or proprietary information relating to the SFD or SFD data to any other party; or (iv) selling, assigning or transferring our business, or rights to the SFD data.

--

The initial term of the Agreement expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the Agreement.

--

Momentum Resources, in turn, reserves the right to terminate the SFD technology Agreement upon the occurrence of any of the following events:

--

our failure to make any payment required under the Agreement;

--

our abandonment or discontinuance of the conduct of the oil and gas exploration business;

--

our dissolution or liquidation;

--

our assignment of our assets for the benefit of our creditors, or our filing bankruptcy, or the appointment of a receiver for our business or property; or

--

our failure to perform any other material covenant, agreement or term of the Agreement.

ITEM 8.  FINANCIAL STATEMENTS

Note 13 to our audited financial statements included in the Original Form 10-K, entitled “Related Party Transactions”, discusses, among other items, the obligation of payment of royalties to Momentum Resources in connection with the SFD technology. Such Note mistakenly uses two defined terms that are not used in the Restated Technology Agreement. Therefore, the last two sentences of Note 13 should read as follows:

“Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms is defined in the agreement) which we may receive based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of December 31, 2000.”

ITEM 15.  EXHIBITS

Exhibits – The Exhibit list as it appeared in the Original 10-K is amended by deleting therefrom reference to the document numbered 10.6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2004.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES, INC.
an Alberta corporation

By:/s/ GEORGE LISZICASZ

George Liszicasz,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on form 10-K/A has been signed below by the following persons on behalf of Energy Exploration Technologies Inc. on February 25, 2004, and in the capacities indicated.

Signature	Title	Date
/s/ GEORGE LISZICASZ
George Liszicasz /s/ DONALD FOULKES	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 25, 2004
Donald Foulkes /s/ HIS HIGHNESS SHEIKH AL HASSAN	Director	February 27, 2004
His Highness Sheikh Al Hassan /s/ DENNIS HUNTER	Director	February 25, 2004
Dennis Hunter /s/ DOUGLAS ROWE	Director	February 24, 2004
Douglas Rowe /s/ ROBERT VAN CANEGHAN	Director	March 4, 2004
Robert Van Caneghan	Director	March 5, 2004

5