Form 10-K
period 2003-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-04-14
CIK 1009922

As filed with the Securities and Exchange Commission on April 14, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  0-24027

ENERGY EXPLORATION TECHNOLOGIES INC
(Exact name of registrant as specified in its charter)
Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700-840-7 Avenue SW, Calgary, Alberta, Canada,	T2P 3G2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (403) 264-7020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  June 30, 2003 was approximately $4,618,959  based upon the closing price per share of the registrant's common shares of $0.40 on that date.

The number of shares outstanding of the registrant's common stock as of April 6, 2004:  19,845,293 shares.

Advisement

Unless specified otherwise as used herein, the terms "we," "NXT", "us" or "our" refers to Energy Exploration Technologies Inc., its wholly owned subsidiaries and its interest in its joint ventures.

 Our functional currency is the United States dollar.  All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars.  The rate of exchange of Canadian dollars to United States dollars as of December 31, 2003, was CDN $1.2965 to U.S. $1.  For information relative to the conversion of Canadian amounts into US dollars, see the section contained in explanatory Note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

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

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

OVERVIEW

Energy Exploration Technologies Inc. is an oil and gas exploration company that utilizes the Stress Field Detector (SFD) technology invented by George Liszicasz, our CEO, President and largest shareholder. The SFD technology is a remote-sensing airborne survey technology comprised of SFD sensors, integrated electronic data acquisition, processing and interpretation subsystems and software. Our principal executive offices are located at 700, 840 - 7 Avenue SW, Calgary, Alberta, Canada and our telephone number is (403) 264-7020.

We use the airborne SFD technology to survey large exploration areas from leased aircraft at speeds of approximately 200 mph to identify and prioritize oil and gas prospects for further evaluation and potential drilling.  Our SFD affords us the relatively inexpensive ability to acquire, analyze and interpret data on potential hydrocarbon prospects in a matter of days or weeks, as compared to months or years for other wide-area exploration activities.  These advantages can dramatically reduce finding costs and the time required to identify oil and gas prospects. Once SFD prospects are identified, highly focused conventional geological and geophysical methods are employed to evaluate the potential commercial viability of the prospects. Finding costs include seismic acquisition, purchasing mineral rights and drilling and completing exploration wells.

We now conduct our activities primarily through our wholly owned subsidiary, NXT Energy Canada Inc., which focuses on Canadian-based exploration. We also have a division office in the United Arab Emirates. Prior to the sale of our U.S. properties in March of 2003, we also operated through NXT Energy USA Inc. which focused on United States-based exploration.  Survey flight activities are conducted through our subsidiary, NXT Aero Canada Inc. The parent company concentrates on improving our SFD survey system and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

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

 On October 24, 2003 the shareholders, at a special shareholders’ meeting, approved the continuance of the company from the State of Nevada to the Province of Alberta, Canada. At that time we modified our name to Energy Exploration Technologies Inc.

CORPORATE OBJECTIVE

Our corporate objective is to become an industry leader in technology-driven oil and natural gas exploration.  We believe our SFD technology has the potential to provide significant competitive advantages.

BUSINESS STRATEGY

Our primary objective is the achievement of profitability and self-sustaining growth:

•	through the development or sale of our current inventory of properties;
•	by using the SFD survey technology to identify oil and gas prospects that have the potential to justify the acquisition of mineral rights for oil and gas developments;
•	through the early acquisition of mineral rights;
•	through the use of conventional exploration technologies to confirm the oil and gas prospects identified with the SFD survey technology ;
•	by either directly participating in the selection of drilling locations or joint venturing with partners who will earn an interest by drilling the prospects at their cost and risk; and
•	by the monetization of the properties as they reach the development stage.

We believe that the majority of the value of hydrocarbon reserves is added early in the development cycle and we plan to sell the reserves as the value-adding curve begins to level off. We do not plan to be a long-term production based company, although we may hold properties after they begin production for periods of time while we wait for oil and natural gas prices to increase. Reserves will be treated as portfolio investments and will be sold off as product prices rise and held when prices drop. This strategy will require discipline and focus, as it tends to be contrary to the activities of many industry participants. Also, we will need to build a financial reserve to enable us to sustain operations through the cyclical price downturns that regularly occur in this industry.

We believe that by successfully exploiting our SFD we will be able to achieve market acceptance and access to additional capital to fund the exploration, land acquisition and drilling efforts that will be necessary to sustain our future growth and expansion.

STRESS FIELD DETECTOR TECHNOLOGY

Nature of SFD

Our SFD allows us to measure variations in energy fields, which we believe to be related to subsurface structures under stress and hydrocarbon accumulations.  By analyzing these field patterns, we are able to determine the probability of locating commercially viable hydrocarbon deposits.

Subsurface mechanical stresses are caused by tectonic forces that disrupt the stress and pressure equilibrium in buried strata. Sedimentary basins are created in a marine environment and initially consist of relatively undisturbed flat-lying or gently dipping sediments or sedimentary rock generally maintaining balanced pressure equilibrium and therefore low constant stress.  Where the sedimentary package is exposed to tectonic forces that compress, fold, fault or fracture the sedimentary column, a balanced mechanical equilibrium is not maintained. The sedimentary rock strata must absorb the additional stress caused by these tectonic forces. In other areas where the regional strata are characterized by non-uniform geologic layering or intrusive geological features, there appears to be exhibited higher residual stress than the surrounding regional strata.

Subsurface hydraulic stresses are caused by the presence of fluids (liquids and gases) such as water, oil and natural gas, within the strata and, more particularly, the inherent and directional pressures resulting from the relative buoyancy of the fluids.  Oil and gas will percolate upwards through the strata by way of fractures or permeable strata

5

until they either reach the surface or are stopped or trapped by a non-porous barrier, in which case they will continue to exert pressure against the trapping barrier.

While the response of our SFD to known structurally trapped accumulations is more readily demonstrated, responses to stratigraphically trapped accumulations have led us to infer that a hydraulic component of stress exists in certain trapping conditions.  As a consequence, our SFD technology has practical applications as an oil and natural gas finding tool.

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

•

We have determined that when the SFD encounters changing natural or artificially-created electromagnetic fields, it does not appear to respond to the resulting changes in energy levels.  As a consequence, we believe that the energy fields measured are non-electromagnetic by nature.

•

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

Our testing and development of the SFD technology to date has been almost entirely focused on an applied basis toward the identification of hydrocarbon related subsurface conditions. We have not scientifically proven our hypothesis and, at this time, we do not plan to conduct more comprehensive scientific evaluations.

SFD Survey System

Our SFD technology is comprised of the following components, which we collectively refer to as our SFD survey system, used for the following functions:

•

Stress Field Detector—the stress field detector or SFD is a unit, which houses the SFD sensor, the principal component of our technology.  As discussed above, the SFD sensor is a passive transducer that interacts with energy fields created by subsurface stresses as our aircraft flies over those areas and registers that interaction in the form of digital electronic signals.  When NXT conducts SFD surveys, we use an SFD array incorporating eight interchangeable SFD sensors, which allows us to collect eight sets of SFD signals.  The ability to collect data from multiple SFD sensors is important for several reasons.  First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights.  Second, we use different SFD sensor designs which allow us to collect different qualitative information.  For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults and a third appears to offer information concerning the quality of the reservoir in the subsurface structure.  Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted by a number of factors, including turbulence, the turning motion and angle of the aircraft, signal saturation or over-load, and in some cases the age of a given sensor.

•

Data Acquisition System—used in conjunction with the SFD array on surveys, our data acquisition system is a compact, portable computer system which concurrently acquires the eight electronic digital signals from the SFD array in two different data formats per sensor or sixteen signal sets in total, marks each of the signal sets with their geographic location using global positioning satellite coordinates and then stores this information for subsequent processing and interpretation at our home base.

•

Data Processing and Interpretation Systems—once returned to our home base, the SFD data collected is processed and converted into a format that can be used by our interpretive staff.  All processing is performed by our staff using computer workstations and processing software, which has been developed in-house.  Once the SFD data has been processed, our geological and geophysical staff review the data, plot the flight lines and produce computer-generated base maps using our processing software and industry standard mapping software and databases.

SFD Data Acquisition

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

SFD Data Interpretation

Once SFD datasets are returned to our offices, our geological and geophysical interpretive staff process the data, plot the flight lines and produce computer-generated base maps. We then commence the following screening and interpretation process:

•

First, we screen the SFD data for anomalous signals on the flight line, which we refer to as SFD anomalies.  These SFD anomalies include signals from both unknown or non-producing areas that we survey as well as signals obtained over known oil and natural gas pool crossings.

•

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

•

Lastly, should the recommended SFD prospect be targeted for exploration, traditional geological and geophysical methods, usually 2D or 3D seismic, are employed to evaluate the potential commercial viability of the prospect and to pinpoint drilling sites.

SFD Time Frames

We conduct our SFD surveys at speeds of approximately 200 mph, and survey approximately 600 linear miles in a three-hour survey.  For each survey, it takes our staff between one to two days of data processing and interpretation—including plotting flight routes, screening and analyzing anomalies, putting the anomalies in geologic context and ranking the anomalies—to sufficiently identify and recommend the SFD prospects from that survey.

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

ANALYSIS OF SFD SURVEY RESULTS TO DATE

We have not identified and drilled any commercially viable prospects. The drilling results have validated the effectiveness of our SFD technology in locating the proper structures as most of the wells drilled have encountered hydrocarbon bearing formations.

JOINT VENTURES

We form standard industry joint ventures on a prospect-by-prospect basis with various partners, depending upon the requirements of the specific prospect.

BUSINESS AND GEOGRAPHIC SEGMENTS

We currently operate in only one business segment, oil and natural gas exploration. We intend to develop oil and natural gas exploration prospects identified using our SFD technology to the point of mineral rights acquisition either with or without joint venture partners.  We do not currently sell or market our SFD data or surveying services as a separate product to third parties. For geographical segment information, see explanatory Note 17 to our consolidated financial statements included with this annual report.

OPERATIONAL RESULTS

During 2003, the following significant events occurred:

•	in March we sold all of our U.S. properties for $720,000 cash and the return to treasury of all of our outstanding preferred shares;
•	in August we acquired our Tenaka property in British Columbia, Canada;
•	in September, we closed a private placement for $750,000 for which we issued 1,875,000 common shares;
•	in October we continued NXT from Nevada to Alberta;
•	in November we commenced drilling our South Adsett , British Columbia, prospect;
•	in December we commenced two private placements and closed the 2003 flow-through placement segment; and
•	in December the South Adsett drilling was completed and although there were gas shows, the well was abandoned in late February 2004.

Summary of Exploration Costs

Summarized below are the oil and natural gas property costs we capitalized for the year ended and as of December 31, 2003 and 2002:

	Capitalized for the Years Ended December 31		Capitalized As of December 31
	2003	2002	2003	2002

Acquisition costs	$ 389,679	$ 232,226	$ 1,658,346	$ 1,268,667
Exploration costs	865,926	1,380,801	8,257,804	7,391,878
Development costs	-	27,681	83,234	83,234
Oil and natural gas properties	1,255,605	1,640,708	9,999,384	8,743,779
Less depletion	(17,291)	(140,122)	(157,413)	(140,122)
Less impairment	(1,365,008)	(3,495,970)	(6,977,395)	(5,612,387)
Less dispositions	(1,442,819)	(158,255)	(1,670,170)	(227,351)
Net oil and natural gas properties	$ (1,569,513)	$ (2,153,639)	$ 1,194,406	$ 2,763,919

Net proved and unproved oil and natural gas property costs are summarized below:

	Capitalized for the Years Ended December 31		Capitalized as of December 31
	2003	2002	2003	2002

Proved property costs	$ (781,446)	$ (1,363,260)	$ Nil	$ 781,446
Unproved property costs	(788,067)	(790,379)	1,194,406	1,982,473
	$ (1,569,513)	$ (2,153,639)	$ 1,194,406	$ 2,763,919

Summary of Drilling Results

Summarized below are our drilling results relative to natural gas or oil wells in which we have an interest.

	Total Wells Drilled In Period (1)	Wells Placed In Commercial Production	Wells Shut-In Pending		Wells Abandoned Because
			Connection To Pipeline	Further Development Decisions	Dry or NonCommercial	Junked For Mechanical Reasons

(Gross Wells / Net Wells)

2003:
United States	—	—	—	—	—	—
Canada	2/ 0.375	—	1/ 0.225	1/ 0.15	—	—
Total	2/ 0.375	—	1/ .0225	1/ 0.15	—	—

2002:
United States	1 / 0.17	—	—	—	1 / 0.17	—
Canada	1 / 0.21	—	—	—	1 / 0.21	—
Total	2 / 0.38	—	—	—	2 / 0.38	—

2001:
United States	2 / 0.46		1 / 0.23	—	1 / 0.23	—
Canada	3 / 0.17	—	2 / 0.11	—	1 / 0.06	—
Total	5 / 0.63	—	3 / 0.34	—	2 / 0.29	—

Cumulative to date	24 / 3.575	—	10 / 1.415	6 / 0.89	7 / 1.12	1 / 0.15

(1)

Based on rig release dates.

(2)

Summary of Proved Reserves

We do not have any proved reserves at December 31, 2003 as we sold our U.S. properties in March 2003.

Summary of Acreage

Summarized below is the acreage of land holdings in which we hold either direct working interest agreements, or have a right to acquire a working interest.

	Unproved
Interest (geographical area)	Gross Acres	Net Acres
Alberta	32,851	9,915
British Columbia	11,673	3,798
Total	44,524	13,713

DESCRIPTION OF PROPERTIES

Alberta, Canada

•	Monarch—We hold a combination 4 % overriding royalty interest in this 3,723 acre exploration block located in the Kehoe area of southwestern Alberta.
•	Carbon — We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.
•	Nanton — We hold 6,560 acres at this prospect in southern Alberta.
•	Princess — We currently own the Mannville and deeper rights to 1,280 acres in the Princess area. We hold a 22.5% working interest in this prospect.
•	Reagan— We hold a 22.5% working interest in 2,560 acres in this prospect.
•

Fincastle — We hold 21% to 50 % interests in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area.  In December 2002, a partner drilled and abandoned a well on this prospect.

British Columbia, Canada

•	South Adsett— This land was purchased in August 2002 and was drilled in late 2003. Although there were gas shows the well was abandoned in late February 2004. We hold a 15.0 % interest in 8,235 acres.
•	Tenaka— This land was purchased in August 2003 and we plan to run seismic on it in 2004. We hold a 33% interest in 2,703 acres.

FUTURE ACTIVITIES

We are in the process of implementing the changes we have made to our business strategy.  In the past, we were compelled by our joint venture agreements to accept our partners’ decisions on which prospects were to be drilled. The prospects selected by our partners were often not the preferred SFD targets.

As a result of the low success rates achieved in those joint ventures, which have now expired, we believe that we must:

•	take the lead in applying SFD to larger relatively unexplored basins, including regions outside of North America;
•	upon identification of likely prospects, run gravity and 2D seismic to pinpoint drilling locations;
•	acquire mineral rights or negotiate participation rights, and
•	drill the selected sites, either directly or with interested joint venture partners.

By taking control in certain circumstances, we will attempt to ensure that the following objectives are appropriately addressed:

•	focus our exploration efforts on areas where SFD will be most effective;
•	expeditiously pursue seismic, land acquisition and drilling operations to prove prospects when we believe the circumstances to be warranted;
•

avoid exploration areas where we cannot acquire all prospective zones as our SFD technology cannot determine the depth of subsurface reservoirs or other potential hydrocarbon-bearing features with a sufficient degree of accuracy; and

•

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

Management will be seeking to monetize assets on a continuous basis to fund exploration efforts. A number of properties have been identified as disposition candidates and are being marketed. Creating a consistent revenue stream to fund on-going operations is critical at this point and will be a prime focus for much of 2004. At the same time, we will be seeking opportunities that do not require large outlays of capital but which will enable us to earn interests in mineral rights through the application of SFD.

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

There are also a number of other technologies used in the industry for passive wide-area oil and natural gas reconnaissance exploration, including aeromagnetic, gravity surveys, ground or surface radar, satellite surveys, telemetrics and spectrum analyzers.  However, we do not believe that any of these technologies have been widely accepted in the industry as a highly predictive general exploration tool.

To our knowledge, there are no other companies in the oil and natural gas exploration industry who commercially employ any technology similar to our SFD technology.

EMPLOYEES

We utilize specialized skill and knowledge in the identification and evaluation of prospects and in the research, development and improvement of the SFD technology.  We have obtained the necessary skill and knowledge through our current employees.  As of December 31, 2003, we had a staff of 12 consisting of  7 full-time employees and 5 consultants including 2 financial staff, 2 operations staff,  1 landman, 1 geologist, 1 pilot, 1 electronics engineer, a research scientist holding a Ph.D. in micro-electronics and 3 administrative staff.

RESEARCH AND DEVELOPMENT

Our research and development activities have focused on developing, improving and testing our SFD survey system and related components.  As we are now in the more mature stage of full practical application we have reduced our expenditures in the base research and are devoting our resources to enhanced application capability. Research and development expenses in 2003 were nil, $152,862 in 2002 and $418,422 in 2001.

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

SUBSIDIARIES

We have two wholly-owned operating subsidiaries:   NXT Energy Canada Inc. and NXT Aero Canada Inc., federal Canadian corporations formed on April 1, 1997 and October 30, 2000, respectively. NXT Energy Canada focuses on Canadian-based exploration and the survey flight activities are conducted through NXT Aero Canada. We also have two wholly-owned inactive subsidiaries: NXT Energy USA, Inc. and NXT Aero USA, Inc., Nevada corporations formed on October 20, 1995 and August 28, 2000, respectively;

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

SFD Survey Flight Operations

The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation with the exception of flight rules issued by Transport Canada governing the use of private aircraft, including rules relating to low altitude flights.

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

OPERATING HAZARDS

SFD Survey Flight Operations

The operations of SFD survey flights are subject to the usual hazards incident to general and low-level flight operations.  These hazards can cause personal injury and loss of life, as well as severe damage to and destruction of property.  We maintain general business insurance coverage and insurance specific to the operation of a third party aircraft.

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

SFD TECHNOLOGY AGREEMENT

Our rights to use our SFD technology arises from the technology agreement that we entered into with Momentum Resources Corporation whereby we have been granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes.

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

The material terms of the Restated Technology Agreement, as amended by the Amendment to the Restated Technology Agreement, dated April 3, 1998, are summarized as follows:

•

We hold the exclusive worldwide right to use, possess and control all SFDs created as of August 1, 1996, as well as any enhancements and know-how relating thereto.

•

We are also entitled to the exclusive use of all SFD data generated by the SFDs for hydrocarbon identification and exploration purposes.

•

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

•

The agreement provides for the Company to pay Momentum Resources a data fee equal to (i) 1% of the “Prospect Profits” actually received by us or our subsidiaries with respect to the commercial exploitation of each Prospect for which SFD data is provided by Momentum on or before December 31, 2000; and (ii) 5% of any Prospect Profits actually received by us or our subsidiaries with respect to the commercial exploitation of each Prospect for which SFD data is provided by Momentum after December 31, 2000. As of the date of this annual report, we have not generated any Prospect Profits and thus have not paid any data fees to Momentum Resources. “Prospect Profits” generally means the aggregate of all gross revenues that we or our subsidiaries receive with respect to the commercial exploitation of all Prospects calculated, less all project expenses actually paid by us or our subsidiaries with respect to the commercial exploitation of all Prospects. “Prospects” generally means any identified search areas that have commercially extractable amounts of hydrocarbons as determined by the interpretation of the SFD data.

•

In addition to the noted royalty the agreement provides for the Company to grant Momentum Resources "performance options" entitling it to purchase 16,000 unregistered common shares for each month in which production from SFD prospects exceeds 20,000 barrels of hydrocarbons. The exercise price for these warrants will be the "fair market value" of our common shares as determined by the mean between the closing representative bid and asked price for our common shares on the last business day of the quarter of calculation as reported by NASDAQ or NASD or if the common shares are not traded on such date, on the next preceding trading day. The options automatically expire to the extent unexercised three years from the date of grant. We are not obligated, under any circumstances, to grant options which would entitle the holders to acquire more than 8% of our common shares, after taking into consideration outstanding unexercised options. The performance options are also non-transferable except to Momentum Resource's affiliates. As of the date of this annual report, no performance options have been earned by Momentum Resources.

•

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

•

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

•

The initial term of the Agreement expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the Agreement.

•

Momentum Resources, in turn, reserves the right to terminate the SFD technology Agreement upon the occurrence of any of the following events:

o

our failure to make any payment required under the Agreement;

o

our abandonment or discontinuance of the conduct of the oil and gas exploration business;

o

our dissolution or liquidation;

o

our assignment of our assets for the benefit of our creditors, or our filing bankruptcy, or the appointment of a receiver for our business or property; or

o

our failure to perform any other material covenant, agreement or term of the Agreement.

ITEM 2.  PROPERTIES

FACILITIES

Our principal executive office and research and development facilities are located at 700-840-7 Avenue SW, Calgary, Alberta, T2P 3G2.  Our sublease, consisting of approximately 6,600 square feet, expires on July 31, 2004.   Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease are approximately CDN $13,100 per month. We are currently considering new premises.

SURVEY AIRCRAFT

We have developed a universal platform for our SFD equipment that can be readily installed into most types of aircraft and we no longer require custom fitted airplanes.  We lease airplanes as needed to conduct surveys.

PETROLEUM PROPERTIES

For a description of our petroleum properties, see the sections of this annual report captioned "Summary of Exploration Costs" and "Description of Properties" and Notes 5, 17 and 18 of our consolidated financial statements included at the end of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT.  At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock.  He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.  Mr. Stinson was seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson’s shares.  On December 10, 2002, we filed our Statement of Defence.  On July 14, 2003, we received notice that the plaintiff had dropped all claims except for a claim for $74,750 plus interest for compensation under a consulting agreement.

We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

On March 18, 2003, we were served a Statement of Claim which had been filed on March 14, 2003, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0301-04309), naming Glen Coffey, Murray’s Aviation Repairs (1980) Ltd., Energy Exploration Technologies, its wholly-owned subsidiary, NXT Energy Canada, Inc., Dennis Wolsky, as Administrator of the Estate of Jerry Wolsky, deceased and Embassy Aero Group Ltd. as defendants.  Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis (the “Plaintiffs”) allege that the defendants were negligent and in breach of a Ferry Flight Contract between one or some of the defendants and one or some of the Plaintiffs under which Mr. Jerry Wolsky was to deliver a Piper Twin Comanche aircraft to Athens, Greece.  The aircraft crashed in Newfoundland enroute to Athens killing Mr. Wolsky. The Plaintiffs are seeking, among other things, damages in the amount of $450,000 CDN or loss and damages to the aircraft and cargo; and damages in respect to search and rescue expenses, salvage, storage, transportation expenses and pollution and contamination expenses.

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NXT’s Annual Meeting of Shareholders was held on June 20, 2003, at which the following items were voted upon:

1. The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Donald Foulkes	11,228,295	-0-	13,050
Dennis R. Hunter	11,228,295	-0-	13,050
George Liszicasz	11,218,295	10,000	13,050
Douglas Rowe	11,228,295	-0-	13,050
Robert Van Caneghan	11,228,295	-0-	13,050

2. The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.

Voting Results	For	Against	Abstain
	11,237,445	3,800	-0-

There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

A Special Meeting of Shareholders of NXT was held on October 24, 2003, at which the continuance of NXT from the State of Nevada into the Province of Alberta and the change of the name to Energy Exploration Technologies Inc. were voted upon. Such action was approved and voted on as follows:

Voting Results	For	Against	Abstain
	8,509,350	32,230	-0-

There were 32,130 broker non-votes with respect to this matter presented for vote at the special meeting of shareholders.

As a result of the continuance of NXT into the Province of Alberta, as of November 6, 2003, NXT’s ticker symbol on the Over-the-Counter/Bulletin Board was changed from “ENXT” to “ENXTF”.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED

  SHAREHOLDER MATTERS

MARKET INFORMATION

Our common shares currently trade over-the-counter on the OTC Bulletin Board under the trading symbol "ENXTF". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated. Our common shares were listed on the Frankfurt and Berlin Exchanges in January, 2004 under the trading symbol “EFW”. No shares have traded on the Frankfurt or Berlin Exchanges to the date of this report.

		Sales Price
Period	Volume	High	Low
2003:
First Quarter	1,010,100	$0.20	$0.09
Second Quarter	2,624,000	$0.55	$0.13
Third Quarter	5,198,500	$1.04	$0.30
Fourth Quarter	3,281,034	$2.90	$0.70
2002:
First Quarter	1,282,300	$1.50	$0.55
Second Quarter	757,800	$1.10	$0.32
Third Quarter	1,622,700	$0.68	$0.25
Fourth Quarter	4,236,300	$0.44	$0.06

The above information was obtained from the Finance.Yahoo.com website. The closing price for our common shares on the OTC Bulletin Board as of March 31, 2004 was $1.80. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

A shareholders' list provided by our transfer agent showed 211 registered shareholders and 19,845,293 common shares outstanding as of March 31, 2004.  We estimate that there are approximately 1,700 beneficial holders of our common shares.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares and do not anticipate paying any dividends in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion and development of our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (6)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Independent Option Grants (3)	15,000	$2.00	195,000
1997 Employee Stock Option Plan (2)	829,335	$1.30	307,594
1999 Executive Stock Option Plan (3)	520,800	$2.00	460,000
2000 Director Stock Option Plan (4)	365,000	$0.73	35,000
2003 Stock Option Plan (5)	75,000	$0.38	275,000

(1)	Excluding securities reflected “Number of securities to be issued upon exercise of outstanding options, warrants and rights”
(2)	Approved by security holders on July 25, 1997.
(3)	Not approved by our shareholders.
(4)	Approved by security holders on September 20, 2002.
(5)	Not approved by our shareholders
(6)	Outstanding as of March 31, 2004.

Independent Option Grants

The following individuals hold independent stock option certificates:

On May 20, 1997, we granted stock options to Mr. Liszicasz, our Chairman and Chief Executive Officer, entitling him to purchase 45,000 common shares.  The exercise price for the options was $5.25 per share which corresponded with the trading price of the common shares as of the date of grant.  The options were subject to vesting conditions based upon continued performance of services as a director, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively.

On January 3, 2001, as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Liszicasz on the same terms (including number of shares, vesting, term and lapse) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common shares as of the close of business on July 5, 2001 (subsequently fixed at $2.00).  In May of 2003, 30,000 of these options expired.  The remaining 15,000 are fully vested and will expire on March 31, 2006.

1999 Pinnacle Oil International, Inc. Executive Stock Option Plan

Our board of directors approved the 1999 Pinnacle Oil International, Inc. Executive Stock Option Plan on April 27, 1999.  Under the plan, the plan administrator may issue up to 1,000,000 common shares to executive officers who are a natural person and an employee.  All options outstanding under this plan are held by either Mr. Jim Ehrets or Mr. Daniel Topolinsky, who are no longer employees.  Mr. Ehrets and Mr. Topolinsky have two years from their last day of employment to exercise any options which had vested prior to the end of their employment if that date is earlier than the expiry date.

The Stock Option Plan is intended to attract, compensate and motivate selected executives providing them with the opportunity to share in the potential capital appreciation in NXT’s shares. Each issuance of an award shall be deemed to vest immediately upon issuance and shall expire on the first business day prior to the tenth anniversary of the issuance, unless otherwise outlined in the agreement underlying the issuance.

The Plan Administrator fixes the exercise price for issuances in the exercise of its sole discretion, except that the exercise price for an incentive stock option must be at least the fair market value per share of the common shares at the date of grant (as determined by the plan administrator in good faith), or in the case of greater-than ten percent shareholders, at least one hundred ten percent of the fair market value per share.  The exercise price may be paid in cash or, with the approval of the Plan Administrator, by other means, including withholding of option shares or delivery of previously held shares.

All issuances under this stock option plan made to date have a termination clause for vested portions of the issuance of two years from the date of termination if that date is earlier than the expiry date, otherwise the expiry date takes precedence.

Should the recipient pay the exercise price of their stock options with common shares of NXT previously held by them, then, at the discretion of the Plan Administrator, replacement stock options may be issued to the recipient to purchase shares equal to the number of shares of common shares delivered to NXT as payment of the exercise price.  These stock options shall vest immediately, have an exercise price equal to the fair market value of the common shares on the date of conversion and shall expire on the same date as the original stock option.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present selected historical consolidated financial data for each of our five most recent annual fiscal periods ended December 31, derived from our consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2003 and 2002 and the selected balance sheet data set forth below as of December 31, 2003 and 2002, have been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statement of loss and comprehensive loss data set forth below for our fiscal period ended December 31 2001 has been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statements of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2000 and 1999 and the selected balance sheet data set forth below as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with our consolidated financial statements and the explanatory notes to those statements included as part of this annual report, as well as the section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

		Year Ended December 31,
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS	2003	2002	2001	2000	1999

Operating revenues	$ —	$ 75,628	$ —	$ —	$ —

Operating expense:
Oil and natural gas operating expenses	—	1,559	—	—	—
Administrative	1,782,952	1,442,477	1,435,367	1,368,841	732,390
Depletion and impairment of oil and natural gas properties	1,004,973	210,871	915,528	93,625	—
Amortization and depreciation	56,666	239,766	336,924	343,225	172,082
Research and development	—	152,862	418,422	373,249	115,489
Survey operations and support	130,499	48,909	140,531	106,083	103,166
	2,975,090	2,096,444	3,246,772	2,285,023	1,122,947

Operating loss	(2,975,090)	(2,020,816)	(3,246,772)	(2,285,023)	(1,122,947)

Other income (expense):
Interest income	2,190	26,499	80,113	348,213	360,434
Other income (expense)	(739)	40,410	(662)	17,520	—
	1,451	66,909	79,451	365,733	360,434

Net loss from continuing operations	(2,973,639)	(1,953,907)	(3,167,321)	(1,919,290)	(762,513)

Gain (loss) from discontinued operations	159,765	(3,722,213)	(1,221,269)	(738,524)	(772,000)
Net loss	(2,813,874)	(5,676,120)	(4,388,590)	(2,657,814)	(1,534,513)
Other comprehensive gain (loss):
Foreign currency translation adjustment	461,515	39,211	(158,952)	(34,625)	(29,403)
Comprehensive loss for the year	$ (2,322,633)	$ (5,636,909)	$ (4,547,542)	$ (2,692,439)	$ (1,563,916)
Basic and diluted net loss from continuing operations per share	$ (0.17)	$ (0.12)	$ (0.22)	$ (0.15)	$ (0.06)
Basic and diluted loss per share	$ (0.13)	$ (0.33)	$ (0.31)	$ (0.20)	$ (0.12)
Weighted average shares outstanding	17,606,845	16,971,153	14,222,820	12,987,297	12,684,289
	As at December 31,
CONSOLIDATED BALANCE SHEET DATA:	2003	2002	2001	2000	1999
Working capital	$ 610,380	$ 842,530	$ 2,515,338	$ 4,045,536	$ 8,656,695
Current assets.	$ 1,297,431	$ 991,563	$ 3,342,224	$ 5,093,622	$ 9,259,016
Oil and natural gas properties, net	1,194,406	2,763,919	4,917,558	3,160,808	775,159
Other property and equipment, net	190,810	229,131	3,448,416	3,854,206	661,201
Total assets	$ 2,682,647	$ 4,018,825	$ 11,763,100	$ 12,168,228	$ 10,729,926
Current liabilities	$ 687,051	$ 149,033	$ 826,886	$ 1,048,086	$ 602,321
Long-term liabilities	—	—	1,463,729	1,535,136	—
Total liabilities	$ 687,051	$ 149,033	$ 2,290,615	$ 2,583,222	$ 602,321
Shareholders' equity	$ 1,995,596	$ 3,869,792	$ 9,472,485	$ 9,585,006	$ 10,127,605

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this annual report.

OVERVIEW

We are a technology-based reconnaissance exploration company that utilizes our SFD technology to identify and prioritize oil and natural gas prospects.  We conduct our activities through our wholly-owned operating subsidiary, NXT Energy Canada, Inc. which focuses on Canada-based exploration and is also investigating international opportunities.  The parent company concentrates on improving the capability of our SFD survey system and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

RESULTS OF CONSOLIDATED OPERATIONS

During 2003, the following events occurred:

•	In February we actively commenced the business development activities in the Middle East
•	In March we sold all of our U.S. properties for $720,000 cash and the return to treasury of all of our outstanding preferred shares
•

Also in March, a well at Dalroy, Alberta that we have a small interest in was completed and tested. Right of way delays persisted until 2004 and the well was tied in to the gathering system in early 2004.

The well at Carbon, Alberta commenced production and we have a 5% overriding royalty.

•	In May we conducted a 5,000 kilometer survey in B.C.
•	In June we sold our interest in the Monarch property
•	In September, we closed a private placement for $750,000 for which we issued 1,875,000 common shares
•	Also, in September our proposal to conduct an SFD technology evaluation survey in Syria was accepted by the Syrian Petroleum Company
•	In October we continued NXT from Nevada to Alberta
•	In November, drilling commenced on our South Adsett prospect in B.C.
•	In December we commenced two private placements and closed the 2003 flow-through placement segment
•	In December the South Adsett drilling was completed. It was tested in February 2004 and abandoned.

During 2002, the following events occurred:

•

In January, we decided to take active steps to reduce our overhead. During the next nine months, staff levels were decreased from 22 to 7 and half of the office space was subleased. Salaries for management were reduced by 50%. During this period three of the senior officers left NXT.

•	In March, our Canadian property at Beiseker, Alberta, came on production from three wells and our share of production was approximately 200 thousand cubic feet of natural gas per day.
•	In late April, our U.S. production commenced from the Beta Race 22-6 well in North Dakota and our share of production was approximately 500 thousand cubic feet of natural gas per day.
•	In May, we sold our Piaggio aircraft and the associated debt was fully paid off.
•	In July, we sold our Beiseker property.
•	In August, we purchased our Adsett lands in B.C.
•	In September, drilling commenced on our Antelope Tail prospect in Wyoming.
•	In November, our Antelope Tail well was plugged and abandoned.
•	In December, our 50% partner drilled the Fincastle prospect on a farm-in basis. The well tested gas but subsequently watered-out and has been abandoned.
•	In late December, our Commander aircraft was sold and the hangar lease was terminated.

Operating Revenues − 2003 compared to 2002

Our U.S. production commenced in late April 2002 and our share of on-going production was approximately 500 thousand cubic feet per day from that time until the sale of all of the U.S. properties on March 1, 2003.We have had no production since that time. The related revenue and expenses are included in loss from discontinued operations.

We commenced production in late March 2002 from the Beiseker property in Alberta, Canada. Our share of production from the three wells was approximately 200 thousand cubic feet per day from that point until it was sold on July 1, 2002. It generated $75,628 in revenue for the period from commencement of production until the property was sold for a gain of $42,046.

Operating Revenues − 2002 compared to 2001

There was no production in 2001.

Operating Loss from Continuing Operations – 2003 compared to 2002

The operating loss of $2,975,090 for 2003 was $954,274 (47%) greater than the loss of $2,020,816 for 2002. This was primarily attributable to the following:

•	a reduction of oil and natural gas revenues of $75,628 due to sale of the Canadian producing properties in July 2002;
•

an increase of $ 340,475 (24%) in administrative expenses due to costs associated with the corporate continuance, reduced allocations of expenses to research and increased costs associated with the efforts to establish a presence in the Middle East;

•	an increase of $794,102 (377%) in depletion and impairment expenses due to impairment of the Canadian properties; and
•	an increase of $81,590 (167%) in survey operations and support as we made several survey flights in 2003 and none in 2002;

and this was partially offset by:

•	a decrease in amortization and depreciation of $183,100 (76%) from $239,766 in 2002 to $56,666 in 2003. This was due to the sale of the aircraft in 2002; and
•

a decrease of $152,862 in research and development from $152,862 in 2002 to $nil in 2003. This reduction was due to resources being applied fully to application of the technology as well as reduced staff levels in this area.

Operating Loss from Continuing Operations – 2002 compared to 2001

The operating loss was $2,020,816 for 2002, compared to a loss of $3,246,772 for 2001, representing a $1,225,956 (38%) overall decrease. This was primarily attributable to the following:

•	An increase in oil and natural gas revenues in 2002 of $75,628 from $nil in 2001. These Canadian properties came on stream in early 2002 and were sold July 1, 2002;
•

a decrease of $704,657 (77%) in depletion and impairment of oil and natural gas properties to $210,871 in 2002 from $915,528 in 2001due to almost entirely to a reduction in impairments to Canadian properties;

•

a decrease in amortization and depreciation of $97,158 (29%) from $336,924 in 2001 to $239,766 in 2002 due to the decision in early 2002 to sell the aircraft. The aircraft were not depreciated from that point. The reduction related to the aircraft was partially offset by increased depreciation taken on leaseholds and office equipment to reflect the termination of the lease;

•

a decrease of  $265,560 (63%) in research and development to $152,862 in 2002 from $418,422 in 2001 as we began to reduce the resources spent on research and devoted more resources to application of the technology, as well as reduced staff levels in this area; and

•	a decrease of $91,622 (65%) in survey operations and support from $140,531 in 2001 to $48,909 in 2002 as the number of flights was reduced.

Other Income and Expense – 2003 compared to 2002

•	Interest income was down by $24,309 (92%) to $2,190 in 2003 from $26,499 in 2002 and this was caused by reduced cash balances in 2002.
•	Other income decreased from $40,410 in 2002 to an expense of $739 in 2003. There was a large gain on sale of property in 2002.

Other Income and Expense – 2002 compared to 2001

•	Interest income was down by $53,614 (67%) to $26,499 in 2002 from $80,113 in 2001 and this was caused by reduced cash balances in 2002.
•	Other income of $40,410 in 2002, compared to a loss of $662 in 2001, is attributable to the gain made on the sale of the Beiseker property.

Loss from Discontinued Operations – 2003 compared to 2002

•

The loss of $3,722,213 from discontinued operations in 2002 decreased and became income of $159,765 in 2003. The main reasons are the production revenue received in early 2003 before the sale, a small gain on the sale of the U.S. properties and large property impairments in 2002.

Loss from Discontinued Operations – 2002 compared to 2001

•	There was an increase in the loss from discontinued operations of $2,500,944 (205%) from $1,221,269 in 2001 to $3,722,213 in 2002. This was due to property impairments related to the Poblano prospect.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

During 2003, we did not enter into any transactions with any parties that were not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our cash flow requirements for 2003 were funded principally by: (i) the sale of our U.S. properties for $720,000 in cash and the return to treasury of our preferred shares in March 2003; (ii) a private placement which closed in September 2003 of 1,875,000 common shares for total gross proceeds of $750,000; and (iii) the private flow-through share placement in December 2003 of 101,700 common shares for total gross proceeds of $203,400. Flow-through shares differ from common shares in that they allow the company to pass Canadian exploration expenditure deductions through to the holders of the flow-through shares.

There are no guarantees, commitments, leases, debt agreements or other agreements which could be triggered by an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Current Cash Position and Historical Changes in Cash Position

Our cash position as of December 31, 2003 was $1,024,201 as compared to $585,070 as of December 31, 2002.

The $439,131 increase in our cash position for 2003 compared to 2002 was attributable to:

•	$1,072,897 cash used in operating activities;

•	$1,072,290 cash provided by financing activities;
•	$746,108 cash used in investing activities;
•	$724,331 cash provided by discontinued operations; and
•	a $461,515 comprehensive gain due to the effect of exchange rate changes.

The $2,409,538 decrease in our cash position for 2002 compared to 2001 was attributable to:

•	$2,065,594 cash used in operating activities;
•	$372,825 cash used in investing activities;
•	$ 10,330 cash used in discontinued operations; and
•	a $39,211 comprehensive gain due to the effect of exchange rate changes.

Operating Activities

Our operating activities required cash in the amount of $1,072,897 for 2003, as compared to cash requirements of $2,065,594 for 2002.

•

The $1,072,897 in cash used in operating activities for 2003 reflected our net loss of $2,973,639 for that period, adjusted for non-cash deductions and a net decrease in non-cash working capital balances.

•

The $2,065,594 in cash used in operating activities for 2002 reflected our net loss of $1,953,907 for that period, adjusted for non-cash deductions and a net increase in non-cash working capital balances.

Financing Activities

Financing activities in 2003 generated cash of $1,072,290 compared to the cash of $nil generated from financing activities in 2002.

•	During 2003 we raised $930,567 net through private placements and $141,723 in cash was provided through the exercise of options.
•	There was no financing activity during 2002.

Investing Activities

Investing activities used cash of $746,108 in 2003 compared to a $372,825 use of cash 2002.

•	In 2003 there were small property sales which generated $86,125 in cash and the primary use of cash was for other property and equipment ($41,330) and oil and natural properties ($808,879).
•	The principal sources of cash under investing activities in 2002 were the sale of the Beiseker property ($199,326) which was offset by expenditures on oil and natural gas properties ($463,107).

Discontinued Operations

•	Cash generated from discontinued operations in 2003 was $724,331 which was the proceeds on the sale of the U.S. properties.
•	Cash used in discontinued operations in 2002 was $10,330.

Contractual Obligations

None.

Off–Balance Sheet Arrangements

None.

Capital Requirements Going Forward

We have approximately $1,200,000 in cash on hand as of April 6, 2004. This amount will fund our administration, operational, research and development requirements for the next twelve months.  We may be required to raise additional financing through equity issues, borrowings or property dispositions.

Assuming our success in a number of these activities, we believe we can maintain this minimal level of operations for approximately twelve months.  At this time, we have no other capital commitments, however, if we ramp-up operations, we will be required to raise additional capital to support increased operations.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

OTHER MATTERS

Foreign Exchange

We recorded a $461,515 foreign currency translation gain for 2003 (2002 – gain of $39,211 ) as a comprehensive income item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period.  We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect of Inflation

We do not believe that our operating results were unduly affected by inflation during our three years ended December 31, 2003.

Critical Accounting Policies

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves.  Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain.  For example:

•

Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant.  In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test").  Should this comparison indicate an excess carrying value, a write-down would be recorded.  In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose.  To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional and U.S. Securities and Exchange Commission guidelines.  Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected.  For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates, since our depletion and depreciation rate would then be higher and it might also result in a write down under the ceiling test.  Similarly, we would have higher revenues and net profits (or lower net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates.

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

Recent Accounting Pronouncements

In August 2001, the U.S. Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  We were required to adopt the provisions of SFAS No. 143 on January 1, 2003.  We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties.  Therefore, this SFAS has no impact on us at this time.

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

The following standards issued by the FASB do not impact us at this time:

  Statement No. 149 – Amendment for Statement 133 on Derivative Instruments and Hedging Activities effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

  Statement No. 150 – Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

•

  Fin 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others effective prospectively for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions; for financial statements of interim or annual periods ending after December 15, 2002 for disclosure requirements.

  Interpretation No. 46 - Consolidation of Variable Interest Entities, effective for financial statements issued after January 31, 2003

  Interpretation No. 46R Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, requires consolidation of entities in which the Corporation is the primary beneficiary, despite not having voting control, effective for financial statements issued after December 31, 2003.

  SFAS 146 – Accounting for Costs Associated with Exit or Disposal Activities, effective prospectively for such activities initiated after December 31, 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

OIL AND GAS PRICE FLUCTUATIONS

Our primary market risk is market changes in oil and natural gas prices.  Although we do not have any production at this time, prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices.  Similarly, our ability to acquire petroleum and natural gas rights and to drill the lands is also directly affected since competition for and the cost to acquire petroleum and natural gas rights is generally a function of oil and natural gas prices.  Specifically, increases in oil and natural gas prices are generally accompanied by increases in industry competition and costs to acquire drilling rights, while decreases in oil and natural gas prices are generally accompanied by a similar decline in competition and costs to acquire drilling rights.

CURRENCY FLUCTUATIONS

We currently hold the bulk of our cash in Canadian currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. Until early 2003 we operated primarily in U.S. dollars but the sale of the U.S. properties means that our transactions are mainly in Canadian dollars. This can result in gains or losses in our reported consolidated financial condition and results of operations. However, we are planning to expand our operations in the international markets and the U.S. dollar is the standard functional currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time.  We have not previously engaged in activities to mitigate the effects of foreign currency. At our current levels of activity, a U.S. $0.01 change in the U.S. / Canadian exchange rate will impact our net income by $63,000.

INTEREST RATE FLUCTUATIONS

We currently maintain the bulk of our available cash in Canadian dollars and our reported interest income from these short-term investments could be adversely affected by any material changes in interest rates within Canada.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Energy Exploration Technologies Inc.:

We have audited the consolidated balance sheet of Energy Exploration Technologies Inc. as at December 31, 2003 and  2002 and the consolidated statements of loss and comprehensive loss, cash flows and shareholders’ equity (deficit) for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energy Exploration Technologies Inc. as at December 31, 2003 and  2002 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Energy Exploration Technologies Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 22, 2002. These financial statements have been revised to give effect to the discontinued operations, as described in Note 16. Our procedures included agreeing previously reported amounts related to the discontinued operations to the previously issued financial statements, agreeing the amounts classified as discontinued operations and related disclosures to Energy Exploration Technologies Inc.’s underlying records obtained from management and testing mathematical accuracy of the amounts related to the discontinued operations applicable to the 2001 amounts. In our opinion, the adjustments related to the discontinued operations for 2001 are appropriately and properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of Energy Exploration Technologies Inc. other than with respect to such adjustments and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Calgary, Canada

/s/ Deloitte & Touche LLP

March 17, 2004

Chartered Accountants

Comments by Auditor on Canada-United States of America Reporting Difference

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 1 to the financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America, our report is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

Calgary, Canada

/s/ Deloitte & Touche LLP

March 17, 2004

Chartered Accountants

THIS REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS IS A COPY OF THE REPORT

PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Shareholders of
Energy Exploration Technologies Inc.:

We have audited the consolidated balance sheets of ENERGY EXPLORATION TECHNOLOGIES INC. as at December 31, 2001 and 2000, and the consolidated statements of loss and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Chartered Accountants

Calgary, Canada
March 22, 2002

ENERGY EXPLORATION TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars except share data)
	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 1,024,201	$ 585,070
Accounts receivable	76,133	328,174
Due from officers and employees	-	5,004
Note receivable from former officer (note 3)	43,952	-
Prepaid expenses	106,622	73,315
	1,250,908	991,563
Note receivable from former officer [note 3]	-	34,212
Flight equipment held for sale [notes 2 and 4]	-	22,985
Oil and natural gas properties, on the basis of full cost accounting, net of impairments [notes 2 and 5]	1,194,406	2,763,919
Other property and equipment, net of accumulated depreciation, amortization and impairment [notes 2 and 6]	190,810	206,146
	$ 2,636,124	$ 4,018,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$ 136,098	$ 74,293
Other accrued liabilities	78,452	74,740
Subscriptions payable [note 18]	472,501	-
	687,051	149,033
Commitments and contingencies [notes 1 and 15]

Shareholders' equity:
Preferred shares; Unlimited shares authorized Nil shares issued as of December 31, 2003 and 800,000 issued as of December 31, 2002 [notes 9 and 16]	-	730,000
Common shares,: Unlimited shares authorized; 19,305,518 and 16,971,153 shares issued as of December 31, 2003, and December 31, 2002, respectively [note 8]	24,527,066	23,365,426
Warrants [notes 8 and 10]	-	-
Deficit	(22,855,739)	(20,041,865)
Accumulated other comprehensive income (loss)	277,746	(183,769)
	1,949,073	3,869,792
	$ 2,636,124	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (expressed in U.S. dollars except share data)

	Years ended December 31,
	2003	2002	2001
Revenues:
Oil and natural gas revenues [note 16]	$ -	$ 75,628	$ -
Operating expenses:
Oil and natural gas operating expenses [note 16]	-	1,559	-
Administrative [note 12]	1,782,952	1,442,477	1,435,367
Depletion and impairment of oil and natural gas properties [notes 2, 5 and 16]	1,004,973	210,871	915,528
Amortization and depreciation [notes 2, 6 and 16]	56,666	239,766	336,924
Research and development [note 2]	-	152,862	418,422
Survey operations and support [note 2]	130,499	48,909	140,531
	2,975,090	2,096,444	3,246,772
Operating loss	(2,975,090)	(2,020,816)	(3,246,772)
Other income (expense):
Interest income	2,190	26,499	80,113
Other income (expense)	(739)	40,410	(662)
	1,451	66,909	79,451
Net loss for the period from continuing operations	(2,973,639)	(1,953,907)	(3,167,321)
Income (loss) from discontinued operations[note 16]	159,765	(3,722,213)	(1,221,269)
Net loss for the period	(2,813,874)	(5,676,120)	(4,388,590)
Other comprehensive income (loss):
Foreign currency translation adjustment	461,515	39,211	(158,952)
Comprehensive loss for the period	$ (2,352,359)	$ (5,636,909)	$ (4,547,542)
Basic and diluted net loss from continuing operations per share [note 8]	$ (0.17)	$ (0.12)	$ (0.22)
Basic and diluted loss per share [note 8]	$ (0.13)	$ (0.33)	$ (0.31)
Weighted average shares outstanding	17,599,783	16,971,153	14,222,820

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (expressed in U.S. dollars except share data)

Accumulated Other Comprehensive Income (Loss)		Common Shares		Series 'A' Convertible Preferred Shares		Warrants
-	-	Shares	Amount	Shares	Amount	Number	Amount	Deficit

Balance — December 31, 2000	$ (64,028)	13,112,916	$ 18,896,189	800,000	$ 730,000	—	—	$ (9,977,155)

2001:
Issued for cash at $1.15 per share on September 18, 2001, net of issuance costs	—	3,858,237	4,359,252	—	—	—	—	—
Grant and vesting of options to investor relations consultant (note 12)	—	—	75,769	—	—	—	—	—
Net loss from continuing operations for fiscal 2001	—	—	—	—	—	—	—	(3,167,321)
Net loss from discontinued operations for fiscal 2001	—	—	—	—	—	—	—	(1,221,269)
Net other comprehensive loss for fiscal 2001	(158,952)	—	—	—	—	—	—	—
Balance — December 31, 2001	(222,980)	16,971,153	23,331,210	800,000	730,000	—	—	(14,365,745)
2002:
Grant and vesting of options to investor relations consultant (note 12)	—	—	34,216	—	—	—	—	—
Net loss from continuing operations for fiscal 2002	—	—	—	—	—	—	—	(1,953,907)
Net loss from discontinued operations for fiscal 2001	—	—	—	—	—	—	—	(3,722,213)
Net other comprehensive income for fiscal 2002	39,211	—	—	—	—	—	—	—
Balance — December 31, 2002	(183,769)	16,971,153	23,365,426	800,000	730,000	—	—	(20,041,865)

2003:
Grant and vesting of options to investor relations consultant (note 12)	—	—	46,773	—	—	—	—	—
Issued for cash at $0.40 per share on September 19, 2003, net of issuance costs………………………………………………………….	—	1,999,000	744,050	—	—	—	—	—
Redemption of preferred shares……………………………………….				(800,000)	(730,000)
Compensation expense related to issuance of options to employees and directors…………………………………………………………..	—	—	89,100	—	—	—	—	—
Options exercised for cash at prices between $ 0.21 and $ 2.00 per share during 2003…………………………………………………….	—	234,999	95,200	—	—	—	—	—
Flow-through shares issued for cash at $2.00 per share on December 31, 2003, net of issuance costs and including warrants…………….	—	101,700	186,517	—	—	7,496	—	—
Net loss from continuing operations for fiscal 2003	—	—	—	—	—	—	—	(2,973,639)
Net income from discontinued operations for fiscal 2003………….	—	—	—	—	—	—	—	159,765
Net other comprehensive income for fiscal 2003	461,515	—	—	—	—	—	—	—
Balance — December 31, 2003	$ 277,746	19,306,852	$ 24,527,066	—	$ —	7,496	$ —	$(22,855,739)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC. Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net loss for the period	$ (2,973,639)	$ (1,953,907)	$ (3,167,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation of other property and equipment	56,666	239,766	336,924
Depletion and impairment of oil and natural gas properties	1,004,973	210,871	915,528
Compensation costs settled by issuance of options	89,100	-	-
Consulting costs settled by issuance of common stock and options	46,773	34,216	75,769
Loss (gain) on sale of other property and equipment	(12,003)	(42,046)	1,184
Changes in non-cash working capital:
Accounts receivable	252,041	(124,436)	542,018
Due from officers and employees	5,004	(4,912)	8
Prepaid expenses and other	(33,307)	70,471	(75,299)
Trade payables	61,805	(436,721)	(319,253)
Subscriptions payable	472,501	-	-
Other accrued liabilities	3,712	(58,896)	48,256
Net cash used in operating activities	(1,026,374)	(2,065,594)	(1,642,186)
Financing activities:

Funds raised through the sale of common stock, net of issuance costs	930,567	-	4,359,252
Funds raised through the exercise of options	95,200	-	-
Net cash generated by financing activities	1,025,767	-	4,359,252
Investing activities:
Funds invested in other property and equipment	(41,330)	-	-
Proceeds on sale of other property and equipment	27,716	3,900	49,149
Funds invested in oil and natural gas properties	(808,879)	(463,107)	(1,015,608)
Proceeds on sale of oil and natural gas properties	86,125	199,326	69,096
Funds repaid (interest accrued) on loan to former employee	(9,740)	(2,115)	2,789
Changes in non-cash working capital:
Accrued oil and natural gas property costs and trade payables	-	(110,829)	43,254
Net cash used in investing activities	(746,108)	(372,825)	(851,320)
Net cash generated (used) by discontinued operations	724,331	(10,330)	(2,991,465)
Effect of net other comprehensive income (loss)	461,515	39,211	(158,952)
Net cash inflow (outflow)	439,131	(2,409,538)	(1,284,671)
Cash and cash equivalents, beginning of year	585,070	2,994,608	4,279,279
Cash and cash equivalents, end of year	$ 1,024,201	$ 585,070	$ 2,994,608

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

1. Organization and Ability to Continue Operations

Energy Exploration Technologies Inc. ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994.

In March 2003 we divested all our U.S. properties. For reporting purposes, the results of operations and the cash flows of the U.S. properties have been presented as discontinued operations.  Accordingly, prior period financial statements have been reclassified to reflect this change. For details, refer to note 16.

NXT was continued from the State of Nevada to the Province of Alberta, Canada on October 24, 2003. The shareholders voted on and approved this change which moved the jurisdiction of incorporation from the U.S. to Canada. The tax effects are disclosed in the proxy statement circulated to shareholders for the Special Meeting on October 24, 2003. As a result of the continuance into Canada, our common and preferred shares no longer have a par value assigned, as is the practice in the United States. Therefore the amount that was disclosed as “Additional paid-in Capital” in prior years on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) has been added to the share issued amount. This is a legal jurisdiction reporting difference only.

We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects.

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiary, NXT Energy Canada Inc and we conduct the aerial surveys through our wholly owned subsidiary, NXT Aero Canada Inc.

 NXT Energy USA Inc. and NXT Aero USA Inc. are two wholly owned subsidiaries through which we previously conducted our U.S. operations but these companies have been inactive since the sale of the U.S. properties in early 2003.

For the year ended December 31, 2003, we incurred a loss of $2,352,359 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing and monetizing these assets for a profit. We anticipate that we will continue to incur further losses until such time as we receive revenues from production or sale of properties with respect to currently held prospects or through prospects we identify and exploit for our own account.

We have divested our U.S. properties, raised capital through private placements in 2003 and we are in the midst of additional fund raising in 2004. As a result of these measures, we believe we will be able to pursue and exploit our goals and opportunities throughout 2004.

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

2. Significant Accounting Policies

Basis of Presentation

We have prepared these consolidated financial statements for our years ended December 31, 2003, 2002 and 2001 and as at December 31, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America for annual financial reporting.

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

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, trade payables, accrued liabilities and subscriptions payable. The book value of these financial instruments approximates their fair values due to their short-term to maturity and similarity to current market rates.  It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

When we retire or otherwise dispose of our other capitalized property and equipment, we remove their cost and related accumulated depreciation or amortization from our accounts, and record any resulting gain or loss in the results of operations for the period.  Our management periodically reviews the carrying value of our property and equipment to ensure that any permanent impairment in value is recognized and reflected in our results of operations. For details, refer to note 6.

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

 Income Taxes

We follow the liability method of accounting for income taxes (see Note 13). This method recognizes income tax assets and liabilities at current rates, based on temporary differences in reported amounts for financial statement and tax purposes. The effect of a change in income tax rates on future income tax assets and future income tax liabilities is recognized in income when substantively enacted.

Stock-Based Compensation for Employees and Directors

In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value at the date of grant and the only condition of exercise is continued employment.  See note 11.

Summarized below is pro forma financial information for the three years ended December 31, 2003.2002 and 2001 which presents the net loss for the year and loss per common share for the year calculated in accordance with SFAS No. 123:

December 31	2003	2002	2001
Net loss for the period as reported	$ (2,813,874)	$ (5,676,120)	$ (4,388,590)
Add: Stock-based employee compensation expense, included in reported net loss	89,100	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(306,509)	(738,176)	(686,211)
Pro forma net loss for the period	$ (3,031,283)	$ (6,414,296)	$ (5,074,801)
Pro forma basic and diluted loss per common share	$ (0.17)	$ (0.37)	$ (0.36)

Recent Accounting Pronouncements

In August 2001, the U.S. Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  We were required to adopt the provisions of SFAS No. 143 on January 1, 2003.  We have sold our U.S. properties, along with the associated abandonment liabilities, and we have no retirement liabilities associated with the Canadian properties.  Therefore, this SFAS has no impact on us at this time.

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

The following standards issued by the FASB do not impact us at this time:

•

Statement No. 149 – Amendment for Statement 133 on Derivative Instruments and Hedging Activities effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

•

Statement No. 150 – Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

•

Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others effective prospectively for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions; for financial statements of interim or annual periods ending after December 15, 2002 for disclosure requirements.

•

Interpretation No. 46 - Consolidation of Variable Interest Entities, effective for financial statements issued after January 31, 2003

•

Interpretation No. 46R - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, requires consolidation of entities in which the Corporation is the primary beneficiary, despite not having voting control, effective for financial statements issued after December 31, 2003.

•

SFAS 146 – Accounting for Costs Associated with Exit or Disposal Activities, effective prospectively for such activities initiated after December 31, 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

3. Note Receivable from Former Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta.  The interest rate averaged 5%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left NXT in 2002 and we are pursuing repayment of the note.

4. Flight Equipment Held for Sale

Both aircraft were sold in 2002.

Summarized below are our capitalized costs for the aircraft and flight equipment held for sale as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Flight equipment held for sale	$ Nil	$ 108,244
Less write-down	-	(85,259)
Net aircraft and flight equipment held for sale	$ Nil	$ 22,985

These assets are reported as part of assets from our United States operations as of December 31, 2002. See note 17.

5. Oil and Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2003 and 2002, and as of December 31, 2003 and 2002:

	Years Ended December 31		As of December 31
	2003	2002	2003	2002	2001
Acquisition costs	$ 389,679	$ 232,226	$ 1,658,346	$ 1,268,667	$ 1,036,441
Exploration costs	865,926	1,380,801	8,257,804	7,391,878	6,011,077
Development costs	-	27,681	83,234	83,234	55,553
	1,255,605	1,640,708	9,999,384	8,743,779	7,103,071
Less depletion…………….	(17,291)	(140,122)	(157,413)	(140,122)	-
Less impairment	(1,365,008)	(3,495,970)	(6,977,395)	(5,612,387)	(2,116,417)
Less dispositions	(1,442,819)	(158,255)	(1,670,170)	(227,351)	(69,096)
Net oil and natural gas properties	$ (1,569,513)	$ (2,153,639)	$ 1,194,406	$2,763,919	$ 4,917,558

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2003 and 2002:

	As of December 31	As of December 31
	2003	2002
Proved property costs	$ Nil	$ 781,446
Unproved property costs	1,194,406	1,982,473
	$ 1,194,406	$ 2,763,919

As there were no proved properties at the end of 2003, a ceiling test was not performed. For 2002, the ceiling tests resulted in write-downs of $263,000.

The impairment of oil and natural gas properties also includes the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons.  We have written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2).  The method we use is to compare the average price paid per acre for petroleum and natural gas rights in the province, after applying a discount to recognize the shorter remaining life of certain of our leases and the possible reduced economic value, to the recorded carrying cost of our leases. Based upon these evaluations, we have determined that our unproved properties continued to have prospective commercial viability as of these dates but that an impairment of $945,000 had occurred in 2003 ($Nil in 2002).  Based upon these considerations, we have recorded these impairments against our properties to date as noted above.

6. Other Property and Equipment

Summarized below are our capitalized costs for other property and equipment as of December 31, 2003 and 2002:

	December, 31
	2003	2002
Computer and SFD equipment	$ 332,011	$ 268,254
Computer and SFD software	142,238	118,470
Equipment	86,046	80,912
Furniture and fixtures	187,588	165,984
Leasehold improvements	238,475	195,983
SFD survey system (including software)	127,845	115,471
Tools	1,897	1,559
Flight equipment	1,380	-
Vehicle	18,828	18,828
	1,136,308	965,461
Less accumulated depreciation, amortization and impairment	(944,083)	(759,315)
Net other property and equipment	$ 192,225	$ 206,146

7. Long-Term Debt

At December 31, 2001, we owed $1,535,136 on an asset-based loan collateralized by our Piaggio P180 Avanti aircraft.  On May 1, 2002, we completed the sale of our Piaggio Avanti P180 aircraft to a third party and used the proceeds to settle the principal and interest due on this loan in full. We also expensed the remaining unamortized debt issuance costs of $22,805.  For 2002, we paid $61,264 of interest on this long-term debt.

8. Common Stock

We calculate basic earnings per common share from continuing operations using net income from continuing operations, net of income taxes, divided by weighted average number of common shares outstanding. We calculate basic earnings per common share using net income attributable to common shareholders and the weighted average number of common shares outstanding. We calculate diluted earnings per common share from continuing operations and diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

In calculating diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001,we excluded all options either because the exercise price was greater than the annual average market price of our common shares in those years or the exercise of the options would have been anti-dilutive. During these three years, outstanding stock options were the only potentially dilutive instrument.

On September 11, 2003, we raised $750,000 in gross proceeds through a private placement of 1,875,000 common shares at $0.40 per share.  Net proceeds to our company were $744,050 after deducting $5,950 in offering expenses and we also issued 124,000 shares as finders’ fees.

On December 31, 2003 we closed a private placement of 101,700 flow-through common shares at $2.00 ($2.60 CAN) per share for $203,400 in gross proceeds. Net proceeds were $186,517. We issued 7,496 warrants with a strike price of $2.75 and a one year term and paid $14,992 in cash as finders’ fees.

9. Preferred Shares

The series 'A' preferred shares were not entitled to payment of any dividends, although they were entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares.  Each series 'A' preferred share carried a $7.50 liquidation preference should our company wind-up and dissolve.  Each series 'A' preferred share was convertible by either the holder or NXT into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common share purchase options or warrants at prices less than $7.50 per share in specified circumstances.

All of the outstanding preferred shares were returned to treasury effective May 9, 2003 as part of the consideration received for the sale of the U.S. properties

10. Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration.  The primary purpose of the amendment was to indefinitely extend the termination date of the license.  Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of December 31, 2003.

11. Employee and Director Options

Description of Plans

Through December 31, 2003, we have granted options to selected employees, directors, advisors and consultants of our company pursuant to the following separate arrangements or plans (the "Plans"):

•	separate stand-alone directors' options which we granted to selected directors as compensation for serving on our board of directors;
•

the 1997 Pinnacle Oil International, Inc. Stock Plan (the "1997 Plan"), pursuant to which 1,500,000 common shares are reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants;

•

the 1999 Pinnacle Oil International, Inc. Executive Option Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to executive officers in the form of stock options;

•

the 2000 Pinnacle Oil International, Inc. Directors' Option Plan (the "2000 Plan"), pursuant to which 400,000 common shares are reserved for issuance to selected directors in the form of stock options; and

•	the 2003 Stock Plan under which 375,000 common shares are reserved for issuance to consultants.

Summary of Option Grants

We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2003:

	2003		2002		2001
	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,501,842	$ 2.02	2,174,900	$ 2.25	2,219,900	$ 15.46
Granted	790,000	0.35	344,000	0.36	1,692,900	2.00
Exercised	(234,999)	(0.41)	-	-	-	-
Cancelled or lapsed	(47,901)	1.85	(1,017,058)	(2.10)	(1,737,900)	(18.88)
Outstanding at end of year	2,008,942	$ 1.45	1,501,842	$ 2.02	2,174,900	$ 2.25
Exercisable at end of year	1,309,270	$ 1.84	1,063,842	$ 2.02	824,067	$ 2.21
Available for grant at end of year	1,149,959		438,000		299,000

We have summarized below all outstanding options under the Plans as of December 31, 2003:

			As of December 31, 2003
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001	$2.00	15,000	15,000
	June 24, 2003	$0.38	100,000	100,000

1997 Employee Stock Option Plan
	January 4 2001	$2.00	378,892	346,892
	December 27, 2000	$4.125	15,000	11,000
	February 1, 2001	$2.00	6,250	6,250
	May 15, 2001	$2.50	120,000	120,000

	July 5, 2001	$2.00	30,000	15,000
	August 13, 2002	$0.38	100,000	33,330
	September 20, 2002	$0.29	8,000	2,666
	March 27, 2003	$0.14	60,000	-
	September 8,2003	$0.43	270,000	-

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	May 15, 2000	$2.00	35,000	35,000
	April 17, 2000	$2.00	60,000	60,000
	August 13, 2002	$0.38	120,000	39,999
	September 20, 2002	$0.29	10,000	3,333
	September 8, 2003	$0.43	160,000	-
			2,008,942	1,309,270

The employee options outstanding as of December 31, 2003 vest over three to five years from the grant date, depending upon the recipient, based upon the continued provision of services as an employee. The director options granted after January 1, 2000 that are outstanding as of December 31, 2003 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director.  Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

Compensation Expense Associated With Grant of Options

Pursuant to APB 25, we have recorded $89,100 ( 2002 – nil, 2001 – nil) in compensation expense relating to the grant of options for 2003 as the exercise price for certain options we have granted to our employees and directors was less than the market price of the underlying common shares on the effective date of grant.  See note 2.

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation expense of approximately $464,798, $738,176 and $686,211 for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.  These amounts are determined using an option-pricing model with the following assumptions:

		2003	2002	2001
	Weighted-Average Fair Value of Options Granted in Each Year ($/option)	1.45	1.69	1.98

•	Dividends paid per common share ($/share)	Nil	Nil	Nil
•	Estimated average life (years)	4.5	4.5	4.5
•	Expected volatility in the price of NXT’s common shares (%)	207	225	57
•	Risk free interest rate (%)	4	4	4

12. Investor Relations Options

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share.  The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed so long as the agreement has not been terminated by either party prior to the end of the termination of the prior term or NXT has not terminated this agreement for "good cause" as defined in the agreement.  These options lapse, to the extent vested and unexercised, five years after the date of vesting.  Pursuant to SFAS No. 123, for the year ended December 31, 2003, we recorded compensation expense, as part of administrative expenses, determined in accordance with the Black-Scholes option pricing model in the amount of $46,773 in connection with the grant and vesting of these options.

13. Income Taxes

Net Operating Losses Carried Forward

As of December 31, 2003, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$ 9,273,221	2010—2022
Canada	$ 3,650,053	2004—2010

Deferred Income Tax Assets and Liabilities

As of December 31, 2003, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ (48,718)	34%	$ (16,564)
Tax asset related to depreciation	$ 9,273,221	34%	3,152,895
Valuation reserve			(3,136,331)
			$ Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 4,361,265	39.25%	$ 1,711,578
Tax asset related to depreciation	$ 3,650,053	39.25%	1,432,463
Valuation reserve			(3,144,041)
			$ Nil

As of December 31, 2002, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 9,449,886	34%	$ 3,212,961
Tax asset related to depreciation	127,041	34%	43,194
Valuation reserve			(3,256,155)
			$ Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 3,233,103	39.25%	$ 1,268,831
Tax asset related to depreciation	2,656,551	39.25%	1,042,563
Valuation reserve			(2,311,394)
			$ Nil

We have not provided for any amount of current or deferred U.S. federal, state or foreign income taxes for the current period or any prior period presented.  We have provided a full valuation allowance on the deferred tax asset and liability, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realization.  The increase in the valuation allowance on the deferred tax asset during the year ended December 31, 2003 was $712,823 as compared to $1,727,592 for the year ended December 31, 2002.

14. Related Party Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2003, 2002 and 2001:

December 31	2003	2002	2001
Collective legal fees expensed to law firms in fiscal 2003, 2002 and 2001 with partners who were also directors of NXT or NXT Energy Canada	Nil	$ 72,440	$ 61,411
Collective wages, fees and benefits paid to executive officers of NXT in fiscal 2003, 2002 and 2001, who were also directors of NXT	$ 107,382	$ 234,958	$ 487,607
Accounts receivable due from executive officers	Nil	$ 5,004	$ 790

Our rights to use our SFD technology arises from a sharing of the technology with Momentum Resources Corporation, and an agreement pursuant to which we were originally granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose pursuant to a sharing of the SFD Technology permitted by Momentum Resources Corporation, which was originally the exclusive owner of the SFD. Momentum Resources is owned 50% by one of our significant stockholders who is a director and an executive officer of NXT as of December 31, 2003.  Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms is defined in the agreement) which we may receive based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of December 31, 2003.

15. Commitments and Contingencies

The lease for the principal offices expired on January 31, 2003.  A new sub-lease from another tenant was signed with a term of eighteen months ending July 31, 2004.  The space is approximately 6,600 square feet and the monthly cost is about $13,100 CDN.

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT.  At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock.  He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.  Mr. Stinson was seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson’s shares.  On December 10, 2002, we filed our Statement of Defence.  On July 14, 2003, we received notice that the plaintiff had dropped all claims except for a claim for $74,750 plus interest for compensation under a consulting agreement.

We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

On March 18, 2003, we were served a Statement of Claim which had been filed on March 14, 2003, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0301-04309), naming Glen

Coffey, Murray’s Aviation Repairs (1980) Ltd., Energy Exploration Technologies, its wholly-owned subsidiary, NXT Energy Canada, Inc., Dennis Wolsky, as Administrator of the Estate of Jerry Wolsky, deceased and Embassy Aero Group Ltd. as defendants.  Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis (the “Plaintiffs”) allege that the defendants were negligent and in breach of a Ferry Flight Contract between one or some of the defendants and one or some of the Plaintiffs under which Mr. Jerry Wolsky was to deliver a Piper Twin Comanche aircraft to Athens, Greece.  The aircraft crashed in Newfoundland enroute to Athens killing Mr. Wolsky. The Plaintiffs are seeking, among other things, damages in the amount of $450,000 CDN for loss and damages to the aircraft and cargo; and damages in respect to search and rescue expenses, salvage, storage, transportation expenses and pollution and contamination expenses.

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

16.  Discontinued Operations

In January 2003, we adopted a formal plan to divest our U.S. oil and gas properties. On May 9, 2003 we closed a sale transaction with our U.S. joint venture partner to sell the properties for total consideration of $1,450,000 with proceeds of $720,000 in cash and the return to treasury of all the outstanding preferred shares.  The effective date of the transaction was March 1, 2003 and was recorded at fair market value.  For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations.  Accordingly, prior period financial statements have been reclassified to reflect this change.

17. Segment Information

We operate in only one business segment, oil and natural gas exploration, insofar as we develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology.

Summarized below with respect to our years ended December 31, 2003, 2002 and 2001 is geographic information relating to:

•	revenues we have received during the year from continuing operations allocated amongst the geographic areas in which the revenue was generated;
•	our net loss for the year from continuing operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.
•	our net income (loss) for the year from discontinued operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Years Ended	United States	Canada	Total
December 31, 2003:
Revenues from oil and gas production	$ Nil	$ Nil	$ Nil
Net loss from continuing operations	$ Nil	$ (2,973,639)	$ (2,973,639)
Income from discontinued operations	$ 159,765	$ Nil	$ 159,765
December 31, 2002:
Revenues from oil and gas production	$ Nil	$ 75,628	$ 75,628
Net loss from continuing operations	$ Nil	$ (1,953,907)	$ (1,953,907)
Loss from discontinued operations	$ (3,722,213)	$ Nil	$ (3,722,213)
December 31, 2001:
Revenues from oil and gas production	$ Nil	$ Nil	$ Nil
Net loss from continuing operations	$ Nil	$ (3,167,321)	$ (3,167,321)
Loss from discontinued operations	$ (1,221,269)	$ Nil	$ (1,221,269)

Summarized below is geographic information relating to our assets as of December 31, 2003 and 2002, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets as of:	United States	Canada	Total
December 31, 2003	$ Nil	$ 2,682,647	$ 2,682,647
December 31, 2002	$ 1,682,768	$ 2,336,057	$ 4,018,825

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets.

18. Subsequent Event

During December 2003, NXT initiated a Private Placement which has not closed as of the date of this report. Each unit has an issue price of $2.00 and consists of one common share and one warrant with a strike price of $2.75 and a one year term. We had raised $472,501 in gross proceeds prior to December 31, 2003 and this amount is shown as subscriptions payable on the balance sheet.

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

Table I
Total Costs Incurred In Oil and Natural Gas Acquisition, Exploration and Development Activities

Years Ended	United States	Canada	Total
December 31, 2003:
Acquisition costs	$ 1,665	$ 388,014	$ 389,679
Exploration costs	67,982	797,944	865,926
Development costs	-	-	-
	$ 69,647	$ 1,185,958	$ 1,255,605
December 31, 2002:
Acquisition costs	$ 8,260	$ 223,966	$ 232,226
Exploration costs	1,169,339	211,462	1,380,801
Development costs	-	27,681	27,681
	$ 1,177,599	$ 463,109	$ 1,640,708
December 31, 2001:
Acquisition costs	$ 486,573	$ 86,906	$ 573,479
Exploration costs	1,940,284	873,117	2,813,401
Development costs	-	55,553	55,553
	$ 2,426,857	$ 1,015,576	$ 3,442,433

Table II
Capitalized Costs Related To Oil and Natural Gas Producing Activities

	United States	Canada	Total
As At December 31, 2003:
Proved property costs	$ Nil	$ Nil	$ Nil
Less dispositions	-	-	-
Less impairment	-	-	-
Less depletion	-	-	-
Net proved property costs	-	-	-
Unproved property costs	-	3,404,471	3,404,471
Less impairment	-	(2,210,065)	(2,210,065)
Net unproved property costs	-	1,194,406	1,194,406
	$ Nil	$ 1,194,406	$ 1,194,406

As At December 31, 2002:
Proved property costs	$ 1,977,950	$ 524,197	$ 2,502,147
Less dispositions	—	(227,351)	(227,351)
Less impairment	(1,262,360)	(90,868)	(1,353,228)
Less depletion	(121,290)	(18,832)	(140,122)
Net proved property costs	594,300	187,146	781,446
Unproved property costs	3,673,292	2,568,340	6,241,632
Less impairment	(2,994,094)	(1,265,065)	(4,259,159)
Net unproved property costs	679,198	1,303,275	1,982,473
	$ 1,273,498	$ 1,490,421	$ 2,763,919

As At December 31, 2001:
Proved property costs	$ 1,775,899	$ 458,807	$ 2,234,706
Less impairment	—	(90,000)	(90,000)
Net proved property costs	1,775,899	368,807	2,144,706
Unproved property costs	2,700,246	2,099,023	4,799,269
Less impairment	(955,023)	(1,071,394)	(2,026,417)
Net unproved property costs	1,745,223	1,027,629	2,772,852
	$ 3,521,122	$ 1,396,436	$ 4,917,558

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

The U.S. Securities and Exchange Commission requires the reserve presentation to be calculated using year-end prices and costs and assuming a continuation of existing economic conditions.  Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations.  Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production.  The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.

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

Year ended December 31, 2003:	United States	Canada	Total
Proved Reserves – Natural Gas And Condensate (BOE)
Proved reserves, beginning of year	214,100	19,800	233,900
Adjustments	-	(19,800)	(19,800)
Production	(4,634)	-	(4,634)
Property dispositions	(209,466)	-	(209,466)
Proved reserves, end of year	Nil	Nil	Nil

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

We had no proved reserves at December 31, 2003 as we sold all our U.S. properties during 2003. The Canadian reserves shown as proved in 2002 have now been reclassified to probable.

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

Year Ended December 31, 2003:	United States	Canada	Total
Future cash inflows	Nil	Nil	Nil
Future production costs	-	-	-
Future development costs	-	-	-
Future net revenue before income taxes	-	-	-
10% annual discount for estimated timing of cash flows	-	-	-
Discounted future net cash flows before income taxes	-	-	-
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	Nil	Nil	Nil

Year Ended December 31, 2002:	United States	Canada	Total
Future cash inflows	$ 4,770,000	$ 448,000	$ 5,218,000
Future production costs	(1,135,000)	(19,000)	(1,154,000)
Future development costs	(113,000)	(34,000)	(147,000)
Future net revenue before income taxes	3,522,000	395,000	3,917,000
10% annual discount for estimated timing of cash flows	(1,443,000)	(146,000)	(1,589,000)
Discounted future net cash flows before income taxes	2,079,000	249,000	2,328,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$ 2,079,000	$ 249,000	$ 2,328,000

Year Ended December 31, 2001:	United States	Canada	Total
Future cash inflows	$ 4,891,000	$ 967,000	$ 5,858,000
Future production costs	(1, 397,000)	(276,000)	(1,673,000)
Future development costs	(451,000)	(64,000)	(515,000)
Future net revenue before income taxes	3,043,000	627,000	3,670,000
10% annual discount for estimated timing of cash flows	(1,034,000)	(258,000)	(1,292,000)
Discounted future net cash flows before income taxes	2,009,000	369,000	2,378,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$ 2,009,000	$ 369,000	$ 2,378,000

QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

Interim Quarter Ended	Dec. 31, 2003	Sept. 30 ,2003	June 30, 2003	March 31, 2003
Revenue	$ -	$ -	$ -	$ -
Net loss from continuing operations	$ (1,736,398)	$ (481,719)	$ (359,995)	$ (395,527)
Net loss from discontinued operations	$ (6,557)	$ (26,660)	$ (5,618)	198,600
Comprehensive loss	$ (1,591,558)	$ (521,507)	$ (185,900)	$ (53,394)
Basic and diluted loss per share	$ (0.09)	$ (0.03)	$ (0.01)	$ (0.00)

Interim Quarter Ended	Dec. 31, 2002	Sept. 30 ,2002	June 30, 2002	March 31, 2002
Revenue	$ 190	$ 6,500	$ 58,220	$ 10,718
Net loss from continuing operations	$ (528,387)	$ (368,087)	$ (520,970)	$ (536,463)
Net loss from discontinued operations	$ (3,125,276)	$ (71,119)	$ (269,065)	$ (256,753)
Comprehensive loss	$ (3,633,036)	$ (532,348)	$ (679,820)	$ (791,705)
Basic and diluted loss per share	$ (0.21)	$ (0.03)	$ (0.04)	$ (0.05)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

  FINANCIAL DISCLOSURE

On July 9, 2002, our board of directors accepted the resignation of Arthur Andersen LLP Canada, otherwise referred to as Andersen, as our independent auditors.  The resignation was tendered as Andersen was no longer able to fulfill its responsibilities to NXT due to Andersen ceasing operations.  Andersen audited our consolidated financial statements for our two years ended December 31, 2001.

The report of Andersen accompanying the audited financial statements for our two years ended December 31, 2001 was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion.

During our two years ended December 31, 2001, and also during the subsequent interim period through the date of resignation, there were (1) no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission; and (3) no matters identified by Andersen involving our internal control structure or operations which was considered to be material weakness.

On July 9, 2002, our board of directors appointed Deloitte & Touche LLP as our new independent auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

NXT’s articles provide for a minimum of one director and a maximum of 15 directors comprising our board of directors. At present, our board of directors consists of six members.

Our directors are appointed by our common stock shareholders at our annual meeting of shareholders and hold the position either until the next annual shareholders meeting or until a successor is appointed. Our directors recently appointed His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi to the board and his appointment will be submitted to the shareholders for approval at the next annual shareholders meeting.

 The following table sets forth information, as of April 6, 2004, regarding our directors, executive officers and key employees:

DONALD E. FOULKES Age 55 Director since May 2002

Mr. Foulkes has been a director and the President of AltaCanada Energy Corp. (TSX: ANG), an oil and gas exploration company, since September 2002.  Mr. Foulkes was the Chairman of the Board of Bushmills Energy Corp. (TSE:BSH), an oil and gas exploration company, from September 2001 until January 2003.  Mr. Foulkes was with Causeway Energy Corporation (TSE:CUW), an oil and gas exploration and production company, from September 1995 to September 2001, where he held the position of President from 1995 until 1998 when he became the Chief Executive Officer.  From 1992 to 1995, Mr. Foulkes was the President of Highridge Exploration Ltd. (TSE:HRE) and from 1988 to 1992, he was the President of Union Pacific Resources Inc., a private oil and gas company.  Mr. Foulkes serves as a board member on our two Canadian subsidiaries, NXT Energy Canada, Inc. and NXT Aero Canada, Inc., as well; he also serves as a board member of 669677 Alberta Ltd., a private company.

Mr. Foulkes is a professional geologist and received a Bachelor of Science degree in Geology from the University of Calgary in 1970.

Mr. Foulkes sits on both our Audit Committee and our Compensation Committee.

HIS HIGHNESS SHEIKH AL HASSAN BIN ALI BIN RASHID AL NUAIMI Age 40 Director since February 2004	His Highness is a member of the Saudi Royal Family. He is Chairman of Sea Spray Aluminium Boats "Emirates" L.L.C. which operates four factories, two in the UAE and one factory each in Iran and India.
DENNIS HUNTER Age 62 Director since September 1998

Mr. Hunter is an entrepreneur who splits his time equally between private investment activities and real estate development and management.  Since 1973, Mr. Hunter has been President and Chairman of the Board of Investment Development Management Corporation, which acquires, constructs, manages, develops and sells properties in California, Oregon and Nevada.  Mr. Hunter has also been Chairman of the Board since 1992, and Vice Chairman of the Board from 1984, of Northern Empire Bancshares, a holding company of Sonoma National Bank, of which Mr. Hunter was a founder in 1982.  Mr. Hunter has also been a director, since 1988, of Northbay Corporation, a private holding company in the solid waste industry with 35 companies in solid waste hauling, transfer stations, portable toilets, land fill operations and real property ownership.  Mr. Hunter is also the trustee and an investment strategist for five charitable remainder trusts collectively holding over $30 million in net assets. Mr. Hunter sits on the board of directors of our two U.S. subsidiaries, NXT Aero USA, Inc. and NXT Energy USA, Inc.

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

DOUGLAS ROWE Age 61 Director since May 2002

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

Mr. Rowe is a professional engineer with a Bachelors of Science degree in Electrical Engineering from Queen’s University which he obtained in 1967 and has over 30 years of industry experience.

Mr. Rowe is chairman of our Compensation Committee.

SCOTT R. SCHRAMMAR Age 53 Corporate Secretary since September 2002

Mr. Schrammar retired in 1992 .From 1989 to 1992, Mr. Schrammar was an independent trader at the American Stock Exchange.  From 1983 to 1988, he was Head Floor Broker for Moseley, Hallgarten, Estabrook and Weeden at the American Stock Exchange.  Mr. Schrammar is the Corporate Secretary of all of our subsidiaries.

Mr. Schrammar graduated Summa Cum Laude from the City University of New York with his Bachelor degree in Psychology in 1974 prior to continuing his studies at the Brooklyn Law School and receiving his Juris Doctor Degree in 1978.

ROBERT VAN CANEGHAN Age 56 Director since May 2002

Mr. Van Caneghan retired in 1994. He has over 25 years of experience as a market maker and specialist broker.  From 1984 to 1994, he was a principal of Miceli-Van Caneghan, a specialist firm located on the AMEX floor.  Mr. Van Caneghan was also a member of the American Stock Exchange Board of Governance from 1988 to 1994. Mr. Van Caneghan currently is a board member of our two U.S. subsidiaries, NXT Energy USA, Inc. and NXT Aero USA, Inc. and of the Financial Resources Federal Credit Union.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent year:

Name	Reporting Person	Form 4/# of transactions
Donald Foulkes	Director	Late/1
George Liszicasz	Chairman & Chief Executive Officer	Late/1
Douglas Rowe	Director	Late/1
Scott Schrammar	Corporate Secretary	Late/1
Robert Van Caneghan	Director	Late/1

Board Committees

Our board of directors has established two committees, a Compensation Committee and an Audit Committee.

Messrs. Foulkes, Hunter and Rowe constitute our Compensation Committee.  Our Compensation Committee reviews and makes recommendations with respect to the compensation of our executive officers, and also administers our various stock plans.

The Audit Committee's duties, as outlined in its charter, include recommending to our board of directors the engagement of our independent auditors, reviewing the results of the auditor's examination of our periodic financial statements, and determining the independence of those accountants.  Messrs. Foulkes and Van Caneghan are members of the Audit Committee.  The board of directors is in the process of locating a financial expert to sit on the Audit Committee.

Messrs. Foulkes and Van Caneghan are considered "independent" within the meaning of the rules of NASDAQ, the New York and American Stock Exchanges and the U.S. Securities and Exchange Commission.

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

Board and Committee Meetings

Our board of directors was comprised of five directors for 2003, and they held seven meetings during 2003. No director attended less than 80% of the total number of those meetings.  Our board of directors also approved three additional corporate matters during 2003 through unanimous written consents.

The Compensation Committee held two meetings during 2003.  Messrs. Foulkes and Rowe attended both meetings and Mr. Hunter attended neither.

The Audit Committee held four meetings during 2003 and all members were in attendance at both meetings.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three years with respect to the following persons:

•	Our Chief Executive Officer;
•	Our four other most highly compensated executive officers (if any), whose annual salary and bonus exceeded $100,000 in the aggregate; and

Long Term Compensation
		Annual Compensation		Awards	Payouts
Named Executive Officer and Principal Position	Year	Salary (1)	Bonus	Other(2)	Restric- ted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Compen- sation
George Liszicasz (7) Chief Executive Officer	2003 2002 2001	$99,415 $ 83,671 $ 164,474	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Daniel C. Topolinsky (3) Former President and Chief Operating Officer	2003 2002 2001	$--- $ 62,187 $ 164,422	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
James R. Ehrets (4) Former Vice President Exploration (U.S.)	2003 2002 2001	$---- $ 194,802 $ 164,346	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
John M. Woodbury (5) Former Chief Financial Officer & General Counsel	2003 2002 2001	$--- $ 90,209 $ 144,276	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

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

(3)

Mr. Topolinsky resigned as NXT's President and Chief Operating Officer and as a director of NXT effective April 19, 2002.

(4)

Effective March 1, 2002, Mr. Ehrets became NXT's Vice President Exploration (U.S.).  Prior to that Mr. Ehrets was NXT's Executive Vice President of Operations.  Mr. Ehrets’ contract expired on October 31, 2002 and was not renewed.

(5)

Mr. Woodbury’s contract expired on July 8, 2002 and was not renewed.

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

Summary of Stock Options and Stock Appreciation Rights Granted To Executive Officers

There were grants to our executive officer of 70,000 options at prices ranging from $0.14 to $0.43 to purchase our common shares during 2003.

The following table sets forth information regarding stock option grants to our officers and directors as of March 31, 2004:

Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date (mm/dd/yy)	5% ($)	10% ($)
Donald Foulkes	40,000 40,000	2.2% 2.2%	0.38 0.43	08/13/07 09/08/08	4,199 4,752	9,280 10,500
Dennis Hunter	45,000 20,000 40,000	2.5% 1.1% 2.2%	2.00 0.38 0.43	02/15/06 thru 04/17/08 08/13/07 09/08/08	24,865 2,100 4,752	54,946 4,640 10,500
George Liszicasz	15,000 30,000 40,000	.8% 1.7% 2.2%	2.00 0.14 0.43	05/05/03 thru 05/20/04 03/27/08 09/08/08	8,927 1,160 4,752	19,926 2,564 10,500
Douglas Rowe	30,000 10,000 40,000	1.6% 0.6% 2.2%	0.38 0.29 0.43	08/13/07 09/20/07 09/08/08	3,150 801 4,752	6,960 1,770 10,500
Robert Van Caneghan	30,000 40,000	1.7% 2.2%	0.38 0.43	08/13/07 09/08/08	3,150 4,752	6,960 10,500
Scott Schrammar	30,000 40,000	1.7% 2.2%	0.14 0.43	03/27/08 09/08/08	1,160 4,752	2,564 10,500

(1)	Based on options exercisable to acquire a total 1,805,135 shares to executive officers, directors and employees.
(2)	The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

The potential realizable value is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option.  These numbers are calculated based on U.S. Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.  Potential realizable values are computed by:

•	multiplying the number of shares of common stock subject to a given option by the exercise price;
•	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

•	subtracting from that result the aggregate option exercise price.

Summary of Stock Options and Stock Appreciation Rights Exercised By Executive Officers and Year End Balances

The following table provides certain information with respect to each of our executive officers in 2003 concerning any options to purchase our common shares or stock appreciation rights they may have exercised in 2003, and the number and value of their unexercised options as of December 31, 2003:

at December 31, 2003
Named Executive Officer	Shares Acquired On Exercise	Value Realized	Options at FY-End (Exercisable/Unexercisable)	Value of In-the-Money Options at FY-End (1) (2) (Exercisable/Unexercisable)
George Liszicasz	---	---	15,000 / 70,000	$6,750 / $0
Daniel C. Topolinsky (3)	---	---	270,000 / 0	$0 / $0
James R. Ehrets (4)	---	---	250,800 / 0	$0 / $0
John M. Woodbury (5)	---	---	33,167 / 0	$0 / $0

(1)	The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.
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

(4)

Effective March 1, 2002, Mr. Ehrets became NXT's Vice President Exploration (U.S.).  Prior to that Mr. Ehrets was NXT's Executive Vice President of Operations.  Mr. Ehrets’ contract expired on October 31, 2002 and was not renewed.  He has two years to exercise any options that had vested prior to the end of his contract.  All unvested options expired at the end of his contract.

(5)

Mr. Woodbury’s contract expired on July 8, 2002 and was not renewed at that time.  He has two years to exercise any options that had vested prior to the end of his contract.  All unvested options expired at the end of his contract.

Director Compensation

We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings.  Our independent directors receive stock options to purchase our common shares as compensation for their service as directors.  The terms of stock option grants made to independent directors are determined by the board of directors.  We do not provide additional compensation for committee participation or special assignments of the board of directors.

Indemnification of Directors, Officers and Others

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the company, we have been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Our By-laws provide that, to the fullest extent permitted by law, we may indemnify our directors, officers and others who were or are a party to, or are threatened to be made a party to, any threatened, pending or completed action, suit or proceeding.

We do maintain directors and officers indemnity insurance.

EMPLOYMENT AGREEMENT WITH OUR EXECUTIVE OFFICER

Mr. Liszicasz is employed as our Chief Executive Officer under a five-year employment agreement entered into on December 1, 2002, which contains the following principal compensatory provisions:

•	An initial base salary of CDN $21,000 per month, with an automatic increase of 5% on each anniversary date. However, Mr. Liszicasz reduced his monthly salary to CDN $10,500.
•	An annual bonus equal to 5% of our "net income after taxes" in the event we earn more than $5 million in net income after taxes in any year.
•	An annual performance bonus, as determined in the sole discretion of our board of directors.

At the conclusion of his initial term, Mr. Liszicasz’s employment agreement renews automatically each year for a successive one-year term, unless we or Mr. Liszicasz elects by a written, 60-day notice not to renew; or the agreement is terminated earlier in accordance with its terms.

Mr. Liszicasz’s employment agreement provides for early termination in the case of any of the following events as defined in the employment agreement:

•	death or disability;
•	a "change in control" of NXT;
•	termination of employment by NXT for "cause;" or
•	termination of employment by Mr. Liszicasz for "good reason."

Under the employment agreement a "change in control" means any of the following:

•	an acquisition whereby immediately after such acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of our then outstanding voting securities;
•

if in any period of three consecutive years after the date of the employment agreement, the then incumbent members of our board of directors cease to constitute a majority of the board for reasons other than voluntary resignation, refusal by one or more members of our board of directors to stand for election, or removal of one or more board member for good cause; or

•

our board of directors or shareholders approve a merger, consolidation or reorganization of NXT; the complete liquidation or dissolution of NXT; or the agreement for the sale or other disposition of all or substantially all of NXT's assets.

In general, where a termination is for death, disability, "cause" or by Mr. Liszicasz without "good reason", Mr. Liszicasz’s compensation allowances and benefits will accrue only through the effective date of the termination.  However, where a termination is due to a "change in control", without "cause", or Mr. Liszicasz for "good reason", the employment agreement provides that we will pay compensation and certain allowances and benefits to Mr. Liszicasz through the end of the then applicable term.

ITEM 12.  OWNERSHIP OF NXT’S SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain selected information, computed as of March 31, 2004, about the amount and nature of our securities "beneficially owned" by the following persons as of that date:

•	each of our current directors and executive officers;
•	each person who is a beneficial owner of more than 5% of any class of our outstanding securities with voting rights; and
•	the group comprised of our current directors and executive officers.

The information contained in the following tables was given to us by the individuals, our transfer agent or entities named.  We believe that each of these individuals or entities has sole or shared investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.
	STOCK
NAME	Amount	% (1)

Directors & Officers
George Liszicasz (2) 383 Arbour Lake Way NW Calgary, Alberta T3G 4A2	5,087,490(3)	25.6%
Dennis R. Hunter Box 9069 Santa Rosa, CA 95405	412,932(4)	2.1%
Donald E. Foulkes 39 Pinnacle Ridge Dr. Calgary, Alberta T3Z 3N7	38,333(5)	.2%
His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi Ajman,UAE	0	0%
Douglas Rowe 246 Artist View Way Calgary, Alberta T3N 3N1	38,333(6)	.2%
Robert Van Caneghan 123 Redcliff Road Staten Island, NY 10305	10,000(7)	.05%
Scott Schrammar(2) 9438 U.S. 19 North, PMB 210 Port Richey, FL 34668	10,000(8)	.05%
Current directors, director-nominees and executive officers, as a group	5,597,088(9)	2%

(1)

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such shares to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 19,845,293 common shares outstanding as of March 31, 2004, together with applicable options. Except as otherwise indicated, we believe the beneficial owners of the common shares have sole voting and investment power over the number of shares listed opposite their names.

(2)	Executive officer.
(3)	Includes 5,062,490 common shares directly held by Mr. Liszicasz, and options exercisable within 60 days of March 31, 2004 to acquire 25,000 common shares.
(4)	Includes 361,266 common shares and options exercisable within 60 days of March 31, 2004 to acquire 51,666 common shares.
(5)	Includes 25,000 common shares and options exercisable within 60 days of March 31, 2004 to acquire 13,333 common shares.
(6)	Includes 25,000 common shares and options exercisable within 60 days of March 31, 2004 to acquire 13,333 common shares.
(7)	Includes options exercisable within 60 days of March 31, 2004 to acquire 10,000 common shares.
(8)	Includes options exercisable within 60 days of March 31, 2004 to acquire 10,000 common shares.
(9)	Includes 5,473,756 common shares and options exercisable within 60 days of March 31, 2004 to acquire 173,332 common shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Fees billed by Deloitte & Touche LLP were:

• $22,300 in 2003 ($800 in 2002) for the audit of the Consolidated Financial Statements included in our Annual

Report on Form 10-K.

• $5,300 for the 2003 quarterly reviews ($8,600 for the 2002 quarterly reviews) of the Consolidated Financial Statements included in Form 10-Q.

Fees billed by Arthur Andersen LLP were $47,000 in 2002 for audit of the Consolidated Financial Statements included in our Annual Report on Form 10-K.

Fees billed by Arthur Andersen LLP were $4,000 in 2002 for quarterly reviews of the Consolidated Financial Statements included in Form 10-Q.

Fees billed by Deloitte & Touche LLP, were nil in 2003 ($6,100 for 2002 for reviewing S-8 filing)

Fees billed by Arthur Andersen LLP during 2002 were $8,400 for prospectus assistance and S-1 review.

TAX FEES

Fees billed by Deloitte & Touche LLP, were $106,300 for 2003 ($1,100 for 2002) for tax return preparation assistance and tax-related consultation.

 Fees billed by Arthur Andersen LLP during 2002 were $1,100 for tax return preparation assistance and tax-related consultation.

ALL OTHER FEES

No other fees were billed by Deloitte & Touche LLP or Arthur Andersen LLP during 2003 or 2002.

AUDIT COMMITTEE APPROVAL

Before Deloitte & Touche LLP is engaged by NXT to render audit or non-audit services, the engagement is approved by NXT’s Audit Committee. All audit-related and tax services provided by Deloitte & Touche LLP after May 6, 2003 were approved by our Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.18 (10)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996

10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC

10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41	Employment Agreement dated December 1, 2002 with George Liszicasz
14	Code of Ethics
21 (8)	List of significant subsidiaries
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)

Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002

(b)

Form 8-Ks

The following 8-Ks were filed subsequent to September 30, 2003:

1.	February 17, 2004 – Announcement of appointment of His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi to the board of directors of Energy Exploration Technologies Inc.
2.	November 5, 2004 – Announcement of shareholder approval on October 24, 2003 of the continuance of Energy Exploration Technologies Inc. from Nevada, U.S. to Alberta, Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES INC. an Alberta corporation
By: /s/ George Liszicasz George Liszicasz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on April 14, 2004, and in the capacities indicated.

Signature	Title	Date
/s/ George Liszicasz
George Liszicasz /s/ Donald Foulkes	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 14, 2004
Donald Foulkes /s/ His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi	Director	April 14, 2004
His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi /s/ Dennis Hunter	Director	April14, 2004
Dennis Hunter /s/ Douglas Rowe	Director	April14, 2004
Douglas Rowe /s/ Robert Van Caneghan	Director	April 14, 2004
Robert Van Caneghan	Director	April 14, 2004