Form 10-Q
period 2004-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-05-14
CIK 1009922

As filed with the Securities and Exchange Commission on May 14, 2004.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004; OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

(403) 264–7020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  [√]   NO  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES [  ]  NO  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

20,005,959 common shares, no par value, as of April 30, 2004

ENERGY EXPLORATION TECHNOLOGIES INC.

INDEX TO THE FORM 10-Q

For the three month period ended March 31, 2004

PART I

ITEM 1.   FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Balance Sheets
(Unaudited) (expressed in U.S. dollars except share data)	March 31, 2004	December 31, 2003

Assets
Current assets
Cash	$1,309,244	$1,024,201
Accounts receivable	55,247	76,133
Due from officers and employees	20,424	-
Note receivable from former officer [note 3]	44,051	43,952
Prepaid expenses	167,360	106,622
	1,596,326	1,250,908

Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes 2 and 4]	1,228,427	1,194,406

Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes 2 and 5]	178,421	190,810
	$3,003,174	$2,636,124

Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$301,232	$136,098
Other accrued liabilities	193,165	78,452
Subscriptions payable [note 6]	504,920	472,501
	999,317	687,051

Contingencies, continuing operations and commitments [notes 1 and 10]

Shareholders' equity
Preferred shares [note 7]
Authorized: unlimited
Issued : Nil	-	-
Common shares
Authorized: unlimited
Issued : 19,961,293 and 19,306,852 at March 31 ,2004 and
December 31, 2003, respectively [note 6]	25,686,238	24,527,066
Warrants [notes 6 and 8]	-	-
Deficit	(23,895,485)	(22,855,739)
Accumulated other comprehensive income	213,104	277,746
	2,003,857	1,949,073

	$3,003,174	$2,636,124

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Statements Of Loss And Comprehensive Loss (Unaudited) (expressed in U.S. dollars except share data)

	Three months ended March 31,
	2004	2003
Revenues
Oil and natural gas revenue	$16,829	$-
Gain on sale of properties	27,770	12,970
	44,599	12,970

Operating expenses
Oil and natural gas operating expenses	656	-
Administrative [note 11]	532,176	317,789
Depletion and impairment of oil and
natural gas properties [notes 2,4 and 12]	-	59,974
Amortization and depreciation [notes 2,5 and 12]	11,959	14,098
Survey operations and support [note 2]	529,115	17,124
	1,073,906	408,985

Operating loss from continuing operations	(1,029,307)	(396,015)

Interest income	593	488

Net loss for the period from continuing operations	(1,028,714)	(395,527)

Income (loss) from discontinued operations [note 12]	(11,032)	198,600
Net loss for the period	(1,039,746)	(196,927)

Other comprehensive income (loss):
Foreign currency translation adjustment	(64,642)	143,533
Comprehensive loss for the period	$(1,104,388)	$(53,394)

Basic and diluted net loss from continuing operations [note 6]	$(0.05)	$(0.02)

Basic and diluted loss per share [note 6]	$(0.06)	$0.00

Weighted average shares outstanding	19,638,390	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Statements Of Shareholders' Equity (Deficit)

 (Unaudited) (expressed in U.S. dollars except share data)

	Accumulated Other
	Comprehensive	Common Shares		Preferred Shares		Warrants
	Income (loss)	Shares	Amount	Shares	Amount	Number	Amount	Deficit

Beginning balance - December 31, 2002	$(183,769)	16,971,153	$23,365,426	800,000	$730,000	-	$-	$(20,041,865)
Grant and vesting of options to investor
relations consultant [note 11]	-	-	8,528	-	-	-	-	-
Net loss for the three months ended
March 31, 2003 from continuing operations	-	-	-	-	-	-	-	(395,527)
Gain on discontinued operations for the
three months ended March 31, 2003	-	-	-	-	-	-	-	198,600
Net other comprehensive income for the
three months ended March 31, 2003	143,533	-	-	-	-	-	-	-
Balance - March 31,2003	$(40,236)	16,971,153	$23,373,954	800,000	$730,000	-	$-	$(20,238,792)

Beginning balance - December 31, 2003	$277,746	19,306,852	$24,527,066	-	$-	7,496	$-	$(22,855,739)
Options exercised for cash at prices between
$0.38 and $2.00 per share	-	81,172	81,106	-	-	-	-	-
Issued for cash at $2.00 per share on
February 12, 2004 net of issuance costs	-	573,269	1,078,066	-	-	573,269	-	-
Net loss for the three months ended
March 31, 2004 on continuing operations	-	-	-	-	-	-	-	(1,028,714)
Loss from discontinued operations for
the three months ended March 31, 2004	-	-	-	-	-	-	-	(11,032)
Net other comprehensive loss for the
three months ended March 31, 2004	(64,642)	-	-	-	-	-	-	-
Balance - March 31,2004	$213,104	19,961,293	$25,686,238	-	$-	580,765	$-	$(23,895,485)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash flow
(Unaudited) (expressed in U.S. dollars)

	Three months ended March 31
	2004	2003

Operating activities
Net loss for the period from continuing operations	$(1,028,714)	$(395,527)
Amortization and depreciation of other property and equipment	11,959	14,098
Depletion and impairment of oil and natural gas properties	-	59,974
Consulting costs settled by issuance of common stock and options	-	8,528
Gain on sale of oil and natural gas properties	(27,770)	(11,038)
Changes in non-cash working capital:
Accounts receivable	20,886	75,907
Interest accrued on loan to former employee	(99)	(3,059)
Due from officers and employees	(20,424)	2,805
Prepaid expenses and other	(60,738)	24,583
Trade payables	165,134	58,575
Other accrued liabilities	114,713	(12,847)
Subscriptions payable	32,419	-
Net cash used in operating activities	(792,634)	(178,001)

Financing activities
Funds raised through the sale of common shares, net of issuance
costs	1,078,066	-
Funds raised through the exercise of options	81,106	-
Net cash generated by financing activities	1,159,172	-

Investing activities
Funds received (invested) in other property and equipment	427	(22,819)
Proceeds on sale of other property and equipment	-	1,916
Funds invested in oil and natural gas properties	(35,263)	(138,909)
Proceeds on sale of oil and natural gas properties	29,015	17,032
Net cash used in investing activities	(5,821)	(142,780)

Net cash generated (used) by discontinued operations	(11,032)	22,097

Effect of net other comprehensive income (loss)	(64,642)	143,533

Net cash inflow (outflow)	285,043	(155,151)

Cash, beginning of period	1,024,201	585,070
Cash, end of period	$1,309,244	$429,919

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES INC.

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

For the quarter ended March 31, 2004, we incurred a loss of $1,104,388 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing and monetizing these assets for a profit. We anticipate that we will continue to incur further losses until such time as we receive revenues from production or sale of properties with respect to currently held prospects or through prospects we identify and exploit for our own account.

We are in the midst of additional fund raising in 2004 and we believe we will be able to pursue and exploit our goals and opportunities throughout 2004.

We can give no assurance that any or all pending projects will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

These consolidated financial statements are prepared using generally accepted accounting principles that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities in the normal course of operations. Should this assumption not be appropriate, adjustments in the carrying amounts of the assets and liabilities to their realizable amounts and the classification thereof will be required and these adjustments and reclassifications may be material

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared these consolidated financial statements for our three-month interim periods as at and ended March 31, 2004 and 2003 in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2003.

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. The interest rate averaged 5%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002 and we are pursuing repayment of the note.

4.	OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003:

	2004	2003	2004	2003

Acquisition costs	$35,263	$ 50,051	$ 1,693,609	$ 1,658,346
Exploration costs	-	263,849	8,257,804	8,257,804
Development Costs	-	-	83,234	83,234
Oil and natural gas properties	35,263	313,900	10,034,647	9,999,384
Less impairment	-	(219,529)	(6,977,395)	(6,977,395)
Less dispositions	(1,242)	(1,280,309)	(1,671,412)	(1,670,170)
Less depletion	-	(14,617)	(157,413)	(157,413)
Net oil and natural gas properties	$34,021	$ (1,200,555)	$ 1,228,427	$ 1,194,406

Net oil and natural gas property costs at March 31, 2004 are comprised of $1,228,427 ($1,194,406 at

December 31, 2003) of unproved property costs. At March 31, 2004 there were no impairments of our Canadian full cost center.

The impairment amounts in the table above of oil and natural gas properties also include the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. While, as noted below, our management believes in the prospective commercial viability and non-impairment of the overall prospects of which each of these wells are a part and is continuing active exploration and development activities with respect to each of these prospects, we have nevertheless written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.

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

5.	OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Computer and SFD equipment	$329,498	$332,011
Computer and SFD software	140,815	142,238
Equipment	85,897	86,046
Furniture and fixtures	185,471	187,588
Leasehold improvements	235,783	238,475
SFD survey system (including software)	127,845	127,845
Tools	1,875	1,897
Vehicle	18,828	18,828
Flight Equipment	1,365	1,380
Other property and equipment	1,127,377	1,136,308
Less accumulated depreciation, amortization and impairment	(948,956)	(944,083)
Net other property and equipment	$178,421	$192,225

6.	COMMON SHARES

We calculate basic earnings per common share from continuing operations using net income from continuing operations, net of income taxes, divided by the weighted average number of common shares outstanding. We calculate basic earnings per common share using net income attributable to common shareholders and the weighted average number of common shares outstanding. We calculate diluted earnings per common share from continuing operations and diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

In calculating diluted earnings per common share for the three month periods ended March 31, 2004 and 2003, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, outstanding stock options and warrants were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life. Net proceeds to our company were $1,078,066 after deducting $65,567 in offering expenses and finders’ fees. In addition, we also received $504,920 in gross proceeds at March 31, 2004 for which shares had not been issued at March 31, 2004 and this amount is shown as subscriptions payable on the balance sheet.

7.	PREFERRED SHARES

The preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Preferred shares carry liquidation preferences should our company wind-up and dissolve.

The preferred shares were all returned to treasury effective May 9, 2003 as part of the compensation received for the sale of the U.S. properties.

8.	PERFORMANCE WARRANTS

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The initial term of the Agreement expires on December 31, 2005.  However, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, our elections not to automatically renew the Agreement.  Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of March 31, 2004.

9.	EMPLOYEE AND DIRECTOR OPTIONS We have summarized below all outstanding options under our various stock option plans and arrangements as of March 31, 2004:

			As of March 31, 2004
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001	$2.00	15,000	15,000
	June 24, 2003	$0.38	75,000	75,000

1997 Employee Stock Option Plan
	January 4, 2001	$2.00	255,667	223,667
	December 27, 2000	$4.13	10,000	6,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	30,000	15,000
	August 13, 2002	$0.38	76,668	9,998
	September 20, 2002	$0.29	7,000	1,666
	March 27, 2003	$0.14	60,000	20,000
	September 8, 2003	$0.43	270,000	-

1999 Executive Stock Option Plan
	May 1, 1999	$2.00	520,800	520,800

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	25,000	25,000
	April 17, 2000	$2.00	50,000	50,000
	August 13, 2002	$0.38	120,000	39,999
	September 20, 2002	$0.29	10,000	3,333
	September 8, 2003	$0.43	160,000	-

			1,805,135	1,125,463

The employee options outstanding as of March 31, 2004 will vest over the next three years, based upon the continued provision of services as an employee or consultant. The options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

10.	COMMITMENTS AND CONTINGENCIES

We have a sub-lease which ends July 31, 2004. The space is approximately 6,600 square feet and our monthly cost is about $13,100 CDN. We are currently considering office alternatives.

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

11.	INVESTOR RELATIONS OPTIONS

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

12.	DISCONTINUED OPERATIONS

In January 2003, we adopted a formal plan to divest our U.S. oil and gas properties. On May 9, 2003 we closed a sale transaction with our U.S. joint venture partner to sell the properties for total consideration of $1,450,000 with proceeds of $720,000 in cash and the return to treasury of all the outstanding preferred shares. The effective date of the transaction was March 1, 2003 and was recorded at market value. For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations. The loss in 2004 from discontinued operations amounted to $11,032 and was incurred for tax consulting assistance.

13.	SEGMENT INFORMATION

We operate in only one business segment, oil and natural gas exploration. We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.

Summarized below with respect to our three-month periods ended March 31, 2004 and 2003 is geographic information relating to:

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

Three Months Ended	United States	Canada	Total

March 31, 2004:
Revenues from oil and natural gas production	$0	$ 16,829	$ 16,829
Net loss from continuing operations	$0	$ (1,028,714)	$ (1,028,714)
Net loss from discontinued operations	$(11,032)	$ 0	$ (11,032)

March 31, 2003:
Revenues from oil and natural gas production	$0	$ (19,561)	$ (19,561)
Revenues from other sources	$1,079	$ 12,378	$ 13,457
Net loss from continuing operations	$(60,613)	$ (334,914)	$ (395,527)
Net income from discontinued operations	$198,600	$ 0	$ 198,600

Summarized below is geographic information relating to our assets as of March 31, 2004 and

December 31, 2003, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
March 31, 2004	$0	$ 3,003,174	$ 3,003,174
December 31, 2003	$0	$ 2,636,124	$ 2,636,124

In preparing the above tables, we have eliminated all inter-segment revenues, exp enses and assets .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use the airborne SFD technology to survey large exploration areas from leased aircraft at speeds of approximately 200 mph to identify and prioritize oil and gas prospects for further evaluation and potential drilling. The Company utilizes leased aircraft for the purpose of conducting the SFD surveys. Our survey equipment racks have been aircraft type certified by the Canadian Ministry of Transport for both the Piper Cheyenne and Piaggio aircraft models. SFD has been successfully filed tested for independent geologists and joint venture partners. Our SFD provides us with the ability to identify the location of potential hydrocarbon prospects in a matter of days or weeks, as compared to months or years using conventional seismic methods employed in wide-area exploration activities. Once the location of potential hydrocarbon deposits are identified through the analysis and interpretation of the SFD data, the Company uses conventional geophysical technologies to further confirm and qualify the prospects prior to selection of drilling sites.

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

RESULTS OF OPERATIONS

Revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production has averaged 61 thousand cubic feet (mcf) per day from February 4, 2004 until March 31, 2004. The average price received was $4.54 per mcf and the operating cost was $0.43 per mcf. We had no Canadian wells on production in 2003.

We sold the Scandia, Alberta property in the first quarter of 2004 for a gain of $27,770 compared with gains on sales of properties in the first quarter of 2003 of $12,970.

Operating loss from continuing operations

We incurred an operating loss of $1,029,307 for our three-month period ended March 31, 2004, as compared to a loss of $396,015 for the corresponding period in 2003, representing a $633,292 (160%) overall increase. This increase was primarily attributable to the following changes:

  Administrative costs increased $233,948 (78%) in 2004 compared to the same period in 2003 primarily due to increased costs related to taxadvice and assistance ($25,000), legal advice($30,000) and investor relations( $159,000 ) and ;

  Survey operations and support increased by $511,991 (2,990%) in 2004 compared to 2003. In 2003 there was very little activity but in 2004, in addition to a survey flight in Canada, we initiated an extensive series of survey flights in Syria. The purpose of the Syrian surveys is to provide the Syrians with documented evidence of the effectiveness of our SFD technology. We flew patterns that they selected and they are in the process of comparing our SFD results with their private proprietary seismic data;

partially offset by the following:

  Oil and gas revenue of $16,829 and an increase in sale of Canadian properties from $12,970 to $27,770 in 2004 which was the sale of the Scandia property.
  Depletion and impairment decreased $59,974 (100%) in 2004 compared to 2003. The expense in 2003 was impairments on Canadian properties. There were no impairments in 2004. There are no proved reserves assigned to the Entice property as it has just begun production. Also, there is only a minimal amount of costs associated with this property.  For this reason, depletion expense has not yet been recorded.

Interest income

Interest income is virtually unchanged from the comparable period in 2003.

Income (loss) from discontinued operations

The loss from discontinued operations in 2004 was $11,032 and consisted of administrative expenses for tax return preparation. The income from discontinued operations in 2003 was $198,600 which consists of the gain on the sale of the properties of $175,685 and income from oil and gas operations of $22,915.

Other comprehensive income

The foreign currency exchange loss of $64,642 for the three-month period ended March 31, 2004 was caused by the change in the United States – Canadian currency rates from $1.2965 at December 31, 2003 to $1.31 at March 31, 2004. The foreign currency exchange income of $143,533 for the same period in 2003 was due to the change in rates from $1.59 at December 31, 2002 to $1.33 at March 31, 2003. Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations in during the period.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our three-month period ended March 31, 2004 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our major source of cash flow in the three months ended March 31, 2004 was a private placement of 573,269 units for net proceeds of $1,078,066. Each unit consisted of one (1) common share and a warrant to purchase one (1) additional common share for $2.75 with a term of one (1) year.

Current Cash Position and Historical Changes in Cash Position

Our cash position as of March 31, 2004 was $1,309,244 as compared to $1,024,201 as of December 31, 2003. Our cash position as of March 31, 2003 was $429,919 as compared to $585,070 as of December 31, 2002. The increase in our cash position as of March 31, 2004 compared to December 31, 2003 was due to the private placement.

Our working capital as of March 31, 2004 was virtually unchanged at $597,009, compared to working capital of $563,857 as of December 31, 2003.

Cash used in operating activities increased by $614,633 (345%) to $792,634 for 2004 as compared to the same period in 2003. The increased cash draws were needed to fund the Syrian survey tests as well as the increased administrative costs due to additional consulting expenses for legal and tax assistance and investor relations.

Financing activities in 2004 generated $1,078,066 from the issue of common shares and $81,106 from the exercise of stock options. There was no cash provided by or used in financing activities in 2003.

Investing activities used cash of $5,821 for the three month period ended March 31, 2004 as compared to $142,780 used in the three month period ended March 31, 2003. The reason for the decrease of $138,959 was the decrease in oil and gas expenditures in 2004 as we devoted most of our efforts to the Syrian surveys.

Other comprehensive income, specifically currency exchange, was a loss of $64,642 in the three month period ended March 31, 2004 as compared to the gain $143,533 in the three month period ended March 31,2003. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We have approximately $850,000 in cash on hand as of May 10, 2004 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months. We will be required to raise additional financing through equity issues, borrowings or property dispositions.

We believe we can maintain a minimal level of operations for approximately twelve months. At this time, we have capital commitments of $203,000 related to obligations under flow through shares which we issued in December 2003. However, if we ramp -up operations, we will be required to raise additional capital to support increased operations.

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

OTHER MATTERS

Foreign Exchange

We recorded a $64,642 foreign currency translation loss for the three months ended March 31, 2004 compared to a gain of $143,533 for the same period in 2003 as a comprehensive income (loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect of Inflation

We do not believe that our operating results were unduly affected during the first three months of 2004 or 2003 by inflation or changing prices.

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

Management

Our success is dependent upon the continuing efforts of Mr. George Liszicasz, the inventor of the SFD technology and our Chief Executive Officer/Chief Financial Officer, who is responsible for the SFD technology and SFD interpretation activities. The loss of Mr. Liszicasz would likely have a material adverse effect on our business, consolidated financial condition and results of operations. While we have entered into an employment and non-competition agreement with Mr. Liszicasz, he nevertheless cannot be prevented from leaving NXT so long as he does not employ SFD technology for oil and natural gas exploration purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our internal controls over financial reporting are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 12, 2004, NXT completed a private placement of 573,269 units at $2.00 per unit for gross proceeds of $1,143,633. Each unit consisted of one (1) common share and a warrant to purchase an additional share for $2.75, with a term of one (1) year. No underwriters were utilized in this offering. NXT paid commissions of $65,567 in connection with this offering. The offering was sold to a total of 56 investors, who are employees, former employees and consultants of NXT as well as certain accredited investors introduced to NXT’s by its management and employees.

Of the 573,269 units sold, 340,269 were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Of the remaining 233,000 units, such units were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

During the quarter ended March 31, 2004, NXT issued a total of 81,172 common shares in connection with the exercise of outstanding options held by its employees, former employees and consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining
Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero
Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle
Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of
State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada
Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil

International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil
International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil
International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk
Stinson, George Liszicasz and SFD Investment LLC
3.18 (10)	Amended By-laws of Energy Exploration Technologies, Inc. - Amended September 20, 2002
3.19 (12)	Articles of Continuance for the continuance of the Registrant in the Province of Alberta, filed with the Alberta Registrar of Corporations on October 24, 2003 under the name “Energy
Exploration Technologies Inc.”
3.20 (12)	Bylaws of Energy Exploration Technologies Inc. dated October 24 , 2003
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated
December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands
#1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands
#2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated
April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated
October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil
International, Inc. and SFD Investment LLC

10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated
November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited
Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group
LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation
Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation
Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to
Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
14(12)	Code of Ethics
21(8)	List of significant subsidiaries
31(13)	Rule 13a-14(a)/15d-14(a) Certification
32(13)	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and
Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P.
geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal
Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)	Report captioned "Pinnacle Oil International Inc.-Stress Field Detector Documentation of
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
(10) Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ende d
September 30, 2002 as filed on November 14, 2002
(11) Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December
31, 2002 as filed on March 31, 2003.
(12) Previously filed by our company as part of our Quart erly Report on Form 10-Q for the quarter ended
September 30, 2003 as filed on November 14, 2004
(13) Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December
31, 2003 as filed on April 14, 2004.

b)  Reports on Form 8-K filed subsequent to December 31, 2003

1)  Form 8-K filed February 17, 2004 reporting the appointment of His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi, a member of the Royal Family and a resident of the Emirate of Ajman, United Arab Emirates (UAE), to the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 13th day of May, 2004.

ENERGY EXPLORATION TECHNOLO GIES INC.

By:           /s/ George Liszicasz

        George Liszicasz

        Chief Executive Officer

       (principal executive officer and principal accounting officer)