Form 10-Q/A
period 2003-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-06-17
CIK 1009922

As filed with the Securities and Exchange Commission on June 15, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003; OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	61–1126904 (I.R.S. Employer Identification No.)

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

ENERGY EXPLORATION TECHNOLOGIES

INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2003

ITEM 1 -    FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 429,919	$ 585,070
Accounts receivable	1,702,267	328,174
Due from officers and employees	2,199	5,004
Prepaid expenses and other	48,732	73,315
	2,183,117	991,563
Note receivable from officer [note 4]	37,271	34,212
Aircraft and flight equipment held for sale [notes and ]	21,069	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes and ]	1,563,364	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes and ]	214,866	206,146
	$ 4,019,687	$ 4,018,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$ 108,599	$ 68,555
Wages and employee benefits payable	24,269	5,738
Other accrued liabilities	61,893	74,740
	194,761	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	—	—
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

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)

	Three months ended March 31,
	2003	2002
Revenues:
Oil and natural gas revenue	$ (19,561)	$ 10,718
Operating expenses:
Oil and natural gas operating expenses	--	2,022
Administrative [note 13]	298,228	312,300
Depletion and impairment of oil and natural gas properties [notes and ]	59,974	14,153
Amortization and depreciation [notes and ]	14,098	33,376
Research and development [note ]	-	107,967
Survey support [note ]	17,124	8,964
Survey operations and data analysis [note ]	-	(5,134)
	389,424	473,648
Operating loss from continuing operations	(408,985)	(462,930)
Other income (expense):
Interest expense	-	(73,343)
Interest income	488	-
Other income(expense)	12,970	(190)
	13,458	(73,533)
Net loss for the period from continuing operations	(395,527)	(536,463)
Income (loss) from discontinued operations [note 3]	198,600	(256,753)
Net loss for the period	(196,927)	(793,216)
Other comprehensive income:
Foreign currency translation adjustment	143,533	1,511
Comprehensive loss for the period	$ (53,394)	$ (791,705)
Basic and diluted loss per share [note ]	$ (0.00)	$ (0.05)
Weighted average shares outstanding	16,971,153	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (expressed in U.S. dollars)

	Accumulated Other Comprehensive Loss	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount
(unaudited)
Beginning balance — December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	8,534	—
Net loss for the three months ended
March 31, 2002 from continuing
operations	—	—	—	—	—	—	(536,463)
Loss on discontinued operations for the
three months ended March 31, 2002	—	—	—	—	—	—	(256,753)
Net other comprehensive income for the
three months ended March 31, 2002	1,511	—	—	—	—	—	—
Balance — March 31,2002	$ (221,469)	16,971,153	$ 16,971	800,000	$ 800	$ 24,051,973	$ (15,158,961)

Beginning balance — December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	$ 24,077,655	$ (20,041,865)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	8,528	—
Net loss for the three months ended
March 31, 2003 on continuing
operations	—	—	—	—	—	—	(395,527)
Income from discontinued operations for
the three months ended March 31, 2003	—	—	—	—	—	—	198,600
Net other comprehensive income for the
three months ended March 31, 2003	143,533	—	—	—	—	—	—
Balance — March 31,2003	$ (40,236)	16,971,153	$ 16,971	800,000	$ 800	$ 24,086,183	$ (20,238,792)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)

	Three months ended March 31
	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (395,527)	(536,463)
Amortization and depreciation of other property and equipment	14,098	33,376
Depletion and impairment of oil and natural gas properties	59,974	14,153
Gain on sale of oil and natural gas properties	(11,038)	—
Changes in non-cash working capital:
Accounts receivable	75,907	160,377
Due from officers and employees	2,805	(1,106)
Prepaid expenses and other	24,583	47,261
Trade payables	40,044	38,887
Wages and employee benefits payable	18,531	47,904
Other accrued liabilities	(12,847)	(86,283)
Consulting costs settled by issuance of common stock and
options	8,528	8,534
Net cash used in operating activities	(174,942)	(273,360)

Investing activities:
Funds invested in other property and equipment	(22,819)	—
Proceeds on sale of other property and equipment	1,916	204
Funds invested in oil and natural gas properties	(138,909)	(222,072)
Proceeds on sale of oil and natural gas properties	17,032	—
Interest accrued on loan to former employee	(3,059)	(664)
Accrued oil and natural gas property costs and trade payables	—	(12,979)
Net cash used in investing activities	(145,839)	(235,511)

Net cash generated by (used in) discontinued operations	22,097	(468,351)

Effect of net other comprehensive income	143,533	1,511

Net cash outflow	(155,151)	(975,711)
Cash and cash equivalents position, beginning of period	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 429,919	$2,018,897

The accompanying notes to consolidated financial statements are an integral part of  these consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars) (unaudited)

1.

ORGANIZATION AND ABILITY TO CONTINUE OPERATIONS

Energy Exploration Technologies ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994.  We are a technology-based reconnaissance exploration company which utilizes our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects.  We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiaries—NXT Energy USA Inc. ("NXT Energy USA") and NXT Energy Canada Inc. ("NXT Energy Canada"), in the United States and Canada, respectively. NXT Aero USA Inc. ("NXT Aero USA") and NXT Aero Canada Inc. ("NXT Aero Canada") are the two subsidiaries through which we conduct the aerial surveys.

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

Survey Support Expenditures

We expense all survey support expenditures we incur, after netting costs which are reimbursable by our joint venture partners.  Survey support expenditures consist primarily of the cost, including allocable salaries, to:

•	conduct field evaluations to evaluate the SFD survey system; and
•	develop, organize, staff and train our survey and interpretation operational functions.

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

6.

OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002:

	Three Months Ended March 31,		As of March 31, 2003	As of December 31, 2002
	2003	2002
Acquisition costs	$ 50,051	$ 19,610	$ 1,318,718	$ 1,268,667
Exploration costs	263,849	599,051	7,655,727	7,391,878
Development costs	—	5,983	83,234	83,234
Oil and natural gas properties	313,900	624,644	9,057,679	8,743,779
Less impairment	(219,529)	(11,066)	(5,831,916)	(5,612,387)
Less dispositions	(1,280,309)	-	(1,507,660)	(227,351)
Less depletion	(14,617)	(4,153)	(154,739)	(140,122)
Net oil and natural gas properties	$(1,200,555)	$ 609,425	$1,563,364	$ 2,763,919

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

Operating loss from continuing operations

We incurred an operating loss of $408,985 for our three-month interim period ended March 31, 2003, as compared to $462,930 for the corresponding interim period in 2002, representing a $53,945 (12%) overall decrease.  The decrease in our operating loss for our three-month interim period ended March 31, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

•	Administrative costs decreased $14,072 (5%) in 2003 compared to the same period in 2002 due to the reduced activities.
•	Amortization and depreciation decreased $19,278 (58%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
•	Research and development was $nil in 2003 compared to $107,967 in the same period in 2002 as efforts were focused on application rather than research.
•	Survey support increased by $8,160 (91%) in 2003 compared to 2002 as activities were increased on the Canadian properties.

The above improvements were partially offset by the following:

•	Revenue decreased $30,279 (282%) as the result of the sale of the Canadian production in mid-2002 and a royalty adjustment.
•	Oil and natural gas operating expenses were $nil in 2003 as there were no oil and gas production expense in 2003.
•	Depletion and impairment increased $45,821 (324%) in 2003 compared to 2002 due to increased production in 2003 as well as due to impairments of certain properties in 2003.

Other income (expense)

Other income (expense) has increased in the three month interim period ended March 31, 2003 from an expense of  $73,533 in 2002 to income of $13,458 for the same period in 2003. The reasons for the change are as follows:

•

Interest expense is $nil in 2003 compared to expense of  $73,343 in 2002 which was related to the loan that was secured by the airplane. The airplane was sold later in 2002 and the loan was fully repaid at that time.

•	Other income was $12,970 in 2003 compared to a loss of $190 in 2002. The income was primarily the gain on the sale of the Canadian property.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 9th day of June, 2004.

ENERGY EXPLORATION TECHNOLOGIES

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)

SECTION 302 CERTIFICATION

I, George Liszicasz, certify that:

1.  I have reviewed this amended quarterly report of Energy Exploration Technologies.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.  As the registrant’s sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c) presented in this amended quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5.  As the registrant’s sole certifying officer I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  As the registrant’s sole certifying officer I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 9th, 2004

By:       /s/ George Liszicasz

Name:   George Liszicasz

Title:       Chief Executive Officer and interim Chief Financial

             Officer (Principal Executive and Accounting Officer)