Form 10-Q/A
period 2003-06-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-06-17
CIK 1009922

As filed with the Securities and Exchange Commission on June 15, 2004.

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

ENERGY EXPLORATION TECHNOLOGIES

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2003

ITEM 1 -   FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 962,887	$ 585,070
Accounts receivable	84,502	328,174
Due from officers and employees	4,927	5,004
Prepaid expenses and other	44,403	73,315
Note receivable from officer [note 4]	41,147	34,212
	1,137,866	1,025,775

Aircraft and flight equipment held for sale [notes and ]	21,069	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes and ]	1,736,659	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes and ]	219,604	206,146
	$ 3,115,198	$ 4,018,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$ 131,618	$ 68,555
Wages and employee benefits payable	22,769	5,738
Other accrued liabilities	43,266	74,740
	197,653	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	—	—
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized
Nil shares issued as of June 30, 2003 and
800,000 shares issued as of December 31, 2002 [note 9]	—	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 16,971,153 shares issued as of June
30, 2003 and December 31, 2002	16,971	16,971
Additional paid-in capital	23,365,503	24,077,655
Accumulated deficit	(20,604,406)	(20,041,865)
Accumulated other comprehensive income (loss)	139,477	(183,769)
	2,917,545	3,869,792
	$ 3,115,198	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Oil and natural gas revenue	$ -	$ 58,220	$ -	$ 68,939
Operating expenses:
Oil and natural gas operating expenses	-	6,854	-	8,876
Administrative [note 13]	325,457	478,259	623,685	790,559
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	-	188,441	59,973	202,594
Amortization and depreciation [notes 2 and 7]	14,107	34,084	28,205	67,460
Research and development [note 2]	716	34,676	716	142,643
Survey support [note 2]	27,698	9,492	44,823	18,457
Survey operations and data analysis [note 2]	-	(13,574)	-	(18,708)
	367,978	738,232	757,402	1,211,881

Operating loss from continuing operations	(367,978)	(680,012)	(757,402)	(1,142,942)

Other income (expense)
Interest income (expense)	530	(24,560)	1,017	(97,903)
Other income	7,453	183,602	863	183,412
	7,983	159,042	1,880	85,509

Net loss for the period from continuing operations	(359,995)	(520,970)	(755,522)	(1,057,433)
Income (loss) from discontinued operations [note 3]	(5,618)	(269,065)	192,981	(525,818)
Net loss for the period	(365,613)	(790,035)	(562,541)	(1,583,251)
Other comprehensive income
Foreign currency translation adjustment	179,713	110,215	323,246	111,726
Comprehensive loss for the period	$ (185,900)	$ (679,820)	$ (239,295)	$ (1,471,525)
Basic and diluted loss per share [note 2]	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.09)
Weighted average shares outstanding	16,971,153	16,971,153	16,971,153	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (expressed in U.S. dollars)

	Accumulated Other Comprehensive Loss	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount	Shares	Amount
(unaudited)
Beginning balance — December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	17,160	—
Net loss for the six months ended
June 30, 2002 from continuing
Operations	—	—	—	—	—	—	(1,057,433)
Loss on discontinued operations for the
six months ended June 30, 2002	—	—	—	—	—	—	(525,818)
Net other comprehensive income for the
six months ended June 30, 2002	111,726	—	—	—	—	—	—
Balance — June 30,2002	$ (111,254)	16,971,153	$ 16,971	800,000	$ 800	$ 24,060,599	$ (15,948,996)

Beginning balance — December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	$ 24,077,655	$ (20,041,865)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	17,048	—
Redemption of preferred shares				(800,000)	(800)	(729,200)	—
Net loss for the six months ended
June 30, 2003 on continuing
operations	—	—	—	—	—	—	(755,522)
Income from discontinued operations for
the six months ended June 30, 2003	—	—	—	—	—	—	192,981
Net other comprehensive income for the
six months ended June 30, 2003	323,246	—	—	—	—	—	—
Balance — June 30, 2003	$ 139,477	16,971,153	$ 16,971	—	$ —	$ 23,365,503	$ (20,604,406)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (359,995)	$ (520,970)	$ (755,522)	$(1,057,433)
Amortization and depreciation of other property and equipment	14,106	34,084	28,205	67,460
Depletion and impairment of oil and natural gas properties	-	188,441	59,973	202,594
Gain on sale of oil and natural gas properties	(986)	-	(12,024)	-
Changes in non-cash working capital:
Accounts receivable	167,765	(140,098)	243,672	20,279
Due from officers and employees	(2,728)	(3,007)	77	(4,113)
Prepaid expenses and other	4,329	(64,343)	28,912	(17,082)
Trade payables	23,019	(123,185)	63,063	(84,298)
Wages and employee benefits payable	(1,500)	(59,075)	17,031	(11,171)
Other accrued liabilities	(18,624)	(17,482)	(31,471)	(103,765)
Consulting costs settled by issuance of common stock and
options	8,520	8,626	17,048	17,160
Net cash used in operating activities	(166,094)	(697,009)	(341,036)	(970,369)

Investing activities:
Funds invested in other property and equipment	(18,844)	(22,060)	(41,663)	(22,060)
Proceeds on sale of other property and equipment	-	(204)	1,916	-
Funds invested in oil and natural gas properties	(241,556)	(126,829)	(380,465)	(348,901)
Proceeds on sale of oil and natural gas properties	69,243	-	86,275	-
Interest accrued on loan to former employee	(3,876)	(1,877)	(6,935)	(2,541)
Accrued oil and natural gas property costs and trade payables	-	(332,238)	-	(345,217)
Net cash used in investing activities	(195,033)	(483,208)	(340,872)	(718,719)

Net cash generated by discontinued operations	714,382	905,031	736,479	436,680

Effect of net other comprehensive income	179,713	110,215	323,246	111,726

Net cash inflow (outflow)	532,968	(164,971)	377,817	(1,140,682)
Cash and cash equivalents position, beginning of period	429,919	2,018,897	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 962,887	$ 1,853,926	$ 962,887	$ 1,853,926

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

In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No.12” (FAS 148).  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation.  We are currently reviewing the impact that the adoption of FAS 148 will have on our consolidated financial position and results of operations.  We have not determined the impact of this accounting standard.

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

Operating loss from continuing operations

We incurred an operating loss of $367,978 for our three-month interim period ended June 30, 2003, as compared to $680,012 for the corresponding interim period in 2002, representing a $312,034 (46%) overall decrease.  The decrease in our operating loss for our three-month interim period ended June 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

•	Administrative costs decreased $152,802 (32%) in 2003 compared to the same period in 2002 due to the reduced activities.
•	Depletion and impairment decreased $188,441 (100%) in 2003 compared to 2002 as there was no oil and gas production in 2003.
•	Amortization and depreciation decreased $19,977 (98%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
•	Research and development decreased $33,960 (98%) in 2003 compared to the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

•	Revenue was $nil in 2003 compared to $58,220 as the result of the sale of the Canadian production in mid-2002.
•	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
•	Survey support increased by $18,206 (192%) in 2003 compared to 2002 as activities were increased on the Canadian properties.
•	Survey operations and data analysis was $nil in 2003 compared to a net revenue from flight surveys in 2002 of $13,574.

We incurred an operating loss of $757,402 for our six-month interim period ended June 30, 2003, as compared to $1,142,942 for the corresponding interim period in 2002, representing a $385,540 (34%) overall decrease.  The decrease in our operating loss for our six-month interim period ended June 30, 2003 over the corresponding interim period in 2002 was primarily attributable to the following changes:

•	Administrative costs decreased $166,874 (21%) in 2003 compared to the same period in 2002 due to the reduced activities.
•	Depletion and impairment decreased $142,621 (70%) in 2003 compared to 2002 due to reduced activity.
•	Amortization and depreciation decreased $39,255 (58%) in 2003 compared to the same period in 2002 as the end of the lease in January 2003 resulted in reduced leasehold amortization.
•	Research and development was $716 in 2003 compared to $142,643 in the same period in 2002 as efforts were focused on application rather than research.

The above improvements were partially offset by the following:

•	Revenue was $nil in 2003 compared to $68,939 as the result of the sale of the Canadian production in mid-2002.
•	Oil and natural gas operating expenses were $nil in 2003 as there was no oil and gas production in 2003.
•	Survey support increased by $26,366 (143%) in 2003 compared to 2002 as activities were increased on the Canadian properties.

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

•	Other income was $7,453 in 2003 compared to a gain of $183,602 in 2002. The income was primarily the gain on the sale of the Canadian property, offset by a royalty income adjustment.

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

•	Other income was $863 in 2003 compared to a gain of $183,412 in 2002. The income was primarily the gain on the sale of the Canadian property, offset by a royalty income adjustment.

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

We are expanding our activities in Canada and are also investigating international opportunities.  We are flying additional surveys in British Columbia and are in the process of acquiring lands in British Columbia. We are also considering entering into a joint venture with a third party to drill a well on our South Adsett property.

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

In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No.12” (FAS 148).  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation.  We are currently reviewing the impact that the adoption of FAS 148 will have on our consolidated financial position and results of operations.  We have not determined the impact of this accounting standard.

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

(1) Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
(2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3) Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
(4) Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999

(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.

b)  Reports on Form 8-K

1)	Form 8-K filed June 19, 2003 reporting a development in litigation involving NXT and Mr. Stinson.
2)	Form 8-K filed July 10, 2003 reporting NXT’s commencement of a series of private placement offerings for up to $10,000,000.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 9th day of June 2004.

ENERGY EXPLORATION TECHNOLOGIES

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)