Form 10-Q/A
period 2003-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-06-17
CIK 1009922

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
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized
Nil shares issued as of September 30, 2003 and
800,000 shares issued as of December 31, 2002 [note 9]	—	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 18,846,153 shares issued as of
September 30, 2003 and 16,971,153 shares issued as of December 31, 2002	18,846	16,971
Additional paid-in capital	24,193,543	24,077,655
Accumulated deficit	(21,112,785)	(20,041,865)
Accumulated other comprehensive income (loss)	126,349	(183,769)
	3,225,953	3,869,792
	$ 3,428,277	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Oil and natural gas revenue	$ -	$ 6,500	$ -	$ 75,439
Operating expenses:
Oil and natural gas operating expenses	-	-	-	8,533
Administrative [note 13]	451,226	348,722	1,074,911	1,139,624
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	-	(880)	59,973	201,714
Amortization and depreciation [notes 2 and 7]	15,160	71,166	43,365	138,626
Research and development [note 2]	-	179	716	142,822
Survey operations and support [note 2]	19,083	292	63,906	41
	485,469	419,479	1,242,871	1,631,360

Operating loss from continuing operations	(485,469)	(412,979)	(1,242,871)	(1,555,921)

Other income (expense)	3,750	44,892	5,629	130,401

Net loss for the period from continuing operations	(481,719)	(368,087)	(1,237,242)	(1,425,520)
Income (loss) from discontinued operations [note 3]	(26,660)	(71,119)	166,322	(596,937)
Net loss for the period	(508,379)	(439,206)	(1,070,920)	(2,022,457)
Other comprehensive income
Foreign currency translation adjustment	(13,128)	(93,142)	310,118	18,584
Comprehensive loss for the period	$ (521,507)	$ (532,348)	$ (760,802)	$ (2,003,873)
Basic and diluted loss per share [note 2]	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.12)
Weighted average shares outstanding	17,108,516	16,971,153	17,108,516	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited) (expressed in U.S. dollars)

	Accumulated Other Comprehensive Loss	Common Stock		Series 'A' Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
(unaudited)
Beginning balance — December 31, 2001	$ (222,980)	16,971,153	$ 16,971	800,000	$ 800	$ 24,043,439	$ (14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	25,688	—
Net loss for the nine months ended
September 30, 2002 from continuing
Operations	—	—	—	—	—	—	(1,425,520)
Loss on discontinued operations for the
nine months ended September 30, 2002	—	—	—	—	—	—	(596,937)
Net other comprehensive income for the
nine months ended September 30, 2002	18,584	—	—	—	—	—	—
Balance — September 30,2002	$ (204,396)	16,971,153	$ 16,971	800,000	$ 800	$ 24,069,127	$ (16,388,202)

Beginning balance — December 31, 2002	$ (183,769)	16,971,153	$ 16,971	800,000	$ 800	$ 24,077,655	$ (20,041,865)
Issued for cash at $0.40 per share on
Sept 11, 2003, net of issuance costs		1,875,000	1,875			738,940
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	—	17,048	—
Compensation expense related to issuance of options to employees and directors						89,100
Redemption of preferred shares				(800,000)	(800)	(729,200)	—
Net loss for the nine months ended
September 30, 2003 on continuing
operations	—	—	—	—	—	—	(1,237,242)
Income from discontinued operations for
the nine months ended September 30, 2003	—	—	—	—	—	—	166,322
Net other comprehensive income for the
nine months ended September 30, 2003	310,118	—	—	—	—	—	—
Balance — September 30, 2003	$ 126,349	18,846,153	$ 18,846	—	$ —	$ 24,193,543	$ (21,112,785)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,	Nine months ended September 30,

	2003	2002	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (481,719)	$ (368,087)	$(1,237,242)	$(1,425,520)
Amortization and depreciation of other property and equipment	15,160	71,166	43,365	138,626
Depletion and impairment of oil and natural gas properties	2	(880)	59,975	201,714
Gain on sale of oil and natural gas properties	21	(42,046)	(12,003)	(42,046)
Changes in non-cash working capital:
Accounts receivable	(60,729)	(383,761)	182,943	(363,482)
Due from officers and employees	2,921	(1,117)	2,998	(5,230)
Prepaid expenses and other	(19,364)	1,409	9,548	(15,673)
Trade payables	33,345	(320,324)	96,408	(404,622)
Wages and employee benefits payable	(12,182)	2,935	4,849	(8,236)
Other accrued liabilities	(16,495)	(29,871)	(47,966)	(133,636)
Consulting costs settled by issuance of common stock and options	-	8,528	17,048	25,688
Compensation costs settled by issuance of options	89,100	-	89,100	-
	(449,940)	(1,062,048)	(790,977)	(2,032,417)

Financing activities
Funds raised through sale of common stock, net of issuance costs	740,815	-	740,815	-
	740,815	-	740,815	-

Investing activities:
Funds invested in other property and equipment	(4,102)	-	(45,764)	(61)
Proceeds on sale of other property and equipment	-	21,999	1,916	-
Funds invested in oil and natural gas properties	(221,005)	(59,363)	(601,470)	(408,264)
Proceeds on sale of oil and natural gas properties	(150)	199,326	86,125	199,326
Interest accrued on loan to former employee	(497)	1,095	(7,432)	(1,446)
Accrued oil and natural gas property costs and trade payables	-	333,687	-	(11,530)
	(225,754)	496,744	(566,625)	(221,975)

Net cash generated by (used in) discontinued operations	(5,591)	(628,675)	730,888	(191,995)

Effect of net other comprehensive income	(13,128)	(93,142)	310,118	18,584

Net cash inflow (outflow)	46,402	(1,287,121)	424,219	(2,427,803)
Cash and cash equivalents position, beginning of period	962,887	1,853,926	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 1,009,289	$ 566,805	$ 1,009,289	$ 566,805

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

Survey Operations and Support

We expense all survey operations and support expenditures we incur and these consist primarily of the cost to:

  conduct field evaluations to evaluate the SFD survey system;

  develop, organize, staff and train our survey and interpretation operational functions;

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

Plan Of Operation And Prospective Capital Requirements

We have approximately $783,000 cash on hand as of November 12, 2003 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months.

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