Form 10-K/A
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-06-18
CIK 1009922

As filed with the Securities and Exchange Commission on June 15, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K/A

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

We use our SFD to survey large exploration areas from aircraft at speeds of approximately 200 mph to identify and prioritize leads for further evaluation and potential drilling.   SFD has been successfully field tested for independent geologists and joint venture partners.  Our SFD affords us the relatively inexpensive ability to obtain near analysis and interpretation of potential hydrocarbon prospects in a matter of days or weeks, as compared to months or years, as in the case of the seismic methods currently employed in wide-area exploration activities.  These advantages can dramatically reduce finding costs as well as the exploration time cycle. Finding costs include seismic acquisition, purchasing mineral rights and drilling and completing exploration wells. Once SFD prospects are identified, highly focused conventional geological and geophysical methods are employed to evaluate the potential commercial viability of the prospects.

We conduct our activities through two wholly-owned operating subsidiaries:  NXT Energy USA, Inc., which focuses on United States-based exploration and NXT Energy Canada, Inc. which focuses on Canadian-based exploration.  All survey flight activities are conducted through our subsidiaries, NXT Aero USA, Inc and NXT Aero Canada, Inc. NXT concentrates on research and development efforts to improve our SFD survey system, and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

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

  through the development or sales of our current inventory of properties;

  by taking the lead in identifying areas, which are most attractive for exploration, using SFD;

  through the early acquisition of mineral rights;

  by direct participation in selection of drilling locations; and

  by the sale of the properties as they reach the developed stage.

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

Sedimentary rocks are generally formed from silt and sand carried by rivers to the oceans where they settle out in layers on the ocean floor. Over time these layers are changed into sedimentary rock. A sedimentary basin is an area of sedimentary rocks buried below the surface of the earth or the surface of a present day ocean. Stress in older rocks is created by the mass of newer sediments on top.

Sedimentary basins consisting of relatively undisturbed flat-lying or gently dipping sediments or sedimentary rock generally maintain stability and therefore exhibit low constant stress.

Stress is also caused by shifting of the earth's crust. Where the sedimentary formation is compressed, folded, faulted, or fractured, higher stress levels occur..  Some of the additional stress is absorbed in the movement and change of alignment of the sedimentary rocks and the balance is absorbed in the crystalline structure of the sedimentary rocks. These areas  appear to exhibit higher residual stress than the surrounding regional strata and we believe that SFD detects this stress..

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

The exact nature of the energy fields the SFD reacts to and measures are unknown.  The traditional concept of energy/force fields is that there are five (5) known energy/force fields, which are electric, magnetic, gravitational, weak nuclear and strong nuclear. NXT has evaluated the SFD sensor response against each of these fields and found no sensor reaction.  The two known energy sources to which the SFD may respond are electromagnetic fields (i.e., of an electric, magnetic or electromagnetic character) and gravitational fields.  For the reasons explained below, we believe that the energy fields we are measuring are both non-electromagnetic and non-gravitational in character.

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

We hypothesize that the principal component of our SFD technology, which we refer to as the SFD sensor, is a micro-electronic device that creates and maintains a stress-related non-electromagnetic and non-gravitational energy field that interacts with stress-related non-electromagnetic and non-gravitational energy fields associated with subsurface conditions.

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

SFD Survey System

Our SFD technology is comprised of the following components, which we collectively refer to as our SFD survey system, used for the following functions:

  Stress Field Detector-the stress field detector or SFD is a unit, which houses the SFD sensor, the principal component of our technology.  As discussed above, the SFD sensor is a passive transducer that interacts with energy fields created by subsurface stresses as our aircraft flies over those areas and registers that interaction in the form of digital electronic signals.  When NXT conducts SFD surveys, we use an SFD array incorporating eight interchangeable SFD sensors, which allows us to collect eight sets of SFD signals.  The ability to collect data from multiple SFD sensors is important for several reasons.  First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights.  Second, we use different SFD sensor designs, which allow us to collect different qualitative information.  For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults.  Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted by a number of factors, including turbulence, the turning motion and angle of the aircraft, signal saturation or over-load, and in some cases the age of a given sensor.

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

The SFD technology provides a competitive advantage in areas or regions where the geological and geophysical information available to the oil and gas exploration industry is reduced or access is restricted. From the limited data and information available in the public domain we determine which ares have potential for oil and gas production.  The second step in the evaluation is to determine if land is available and what has been the historic cost to obtain production rights in the area. The third step is to evaluate industry activitiy in the areas. For example, if there is a new interest by conventional companies in an area of interest the price to acquire the land may become prohibitive; conversely, if the area has received little interest then the cost of the land is less. We identify approximately twenty SFD leads on average for each three-hour survey, and ultimately on average, two or 10% of these leads are considered for further evaluation.  The SFD prospects which we tender can be pool to field-sized targets that could require two to ten wells or more to exploit depending upon the accumulation.  The actual number of these recommended SFD prospects that are accepted and ultimately drilled would, however, be dependent upon any number of competitive, geological and environmental variables.

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

ANALYSIS OF SFD SURVEY RESULTS TO DATE

The results of our drilling efforts to date have been mixed.  These limited results appear to validate the effectiveness of our SFD technology insofar as most of the wells drilled have encountered hydrocarbon bearing formations.

The following Table illustrates the ability of the SFD technology to identify the location of potential hydrocarbon deposits.

Survey Year	Location	Operator	Date drilled	Production	Status
2001	Ice Caves ND	Cam West	Jan 2002	1400 mcfd	Sold to Cam West
2001	Beisiker AB	Encal Energy	Dec 2001 - Mar 2002	1000 mcfd	Sold to Encal
2001	Dalroy AB	Encal Energy	Mar 2003	Tested only	W/O pipeline
2003	Adsett BC	Seneca Resources	Dec 2003		W/O completion

The Company performed the SFD surveys and the operator completed the geophysical surveys and geological studies required to select the drilling locations.

Although the utility of these results in empirically validating the SFD are hindered by a number of factors.  The following factors have impacted our drilling results:

  a number of prospects have not been developed due to environmental considerations;

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

  In July, we sold our Beiseker property.

  In August, we purchased our Adsett lands in B.C.

  In September, drilling commenced on our Antelope Tail prospect in Wyoming.

  In November, our Antelope Tail well was plugged and abandoned.

  In December, our 50% partner drilled the Fincastle prospect on a farm-in basis. The well tested gas but subsequently watered-out and has been abandoned.

  In late December, our Commander aircraft was sold and the hangar lease was terminated.

Summary Of Exploration Costs

Summarized below are the oil and natural gas property costs we capitalized for the year ended and as of December 31, 2002 and 2001:

	Capitalized for the Years Ended December 31		Capitalized As of December 31
	2002	2001	2002	2001

Acquisition costs	$ 232,226	$ 573,479	$ 1,268,667	$ 1,036,441
Exploration costs	1,380,801	2,813,401	7,391,878	6,011,077
Development costs	27,681	55,553	83,234	55,553
Oil and natural gas properties	1,640,708	3,442,433	8,743,779	7,103,071
Less depletion	(140,122)	-	(140,122)	-
Less impairment	(3,495,970)	(1,616,587)	(5,612,387)	(2,116,417)
Less dispositions	(158,255)	(69,096)	(227,351)	(69,096)
Net oil and natural gas properties	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

Net proved and unproved oil and natural gas property costs are summarized below:

	Capitalized for the Years Ended December 31		Capitalized as of December 31
	2002	2001	2002	2001

Proved property costs	$ (1,363,260)	$ 2,144,706	$ 781,446	$ 2,144,706
Unproved property costs	(790,379)	(387,956)	1,982,473	2,772,852
	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

Summary Of Drilling Results

Summarized below are our drilling results relative to natural gas or oil wells in which we have an interest.

	Total Wells Drilled In Period (1)	Wells Placed In Commercial Production	Wells Shut-In Pending		Wells Abandoned Because
			Connection To Pipeline	Further Development Decisions	Dry Or Non-Commercial	Junked For Mechanical Reasons

(Gross Wells / Net Wells)

2002:
United States	1 / 0.17	(2)	-	-	1 / 0.17	-
Canada	1 / 0.21	-	-	-	1 / 0.21	-
Total	2 / 0.38	-	-	-	2 / 0.38	-

2001:
United States	2 / 0.46		1 / 0.23 (2)	-	1 / 0.23	-
Canada	3 / 0.17	-	2 / 0.11	-	1 / 0.06	-
Total	5 / 0.63	-	3 / 0.34	-	2 / 0.29	-

2000:
United States	4 / 0.69	-	2 / 0.39	1 / 0.15	-	1 / 0.15
Canada	8 / 1.16	-	2 / 0.23	3 / 0.48	3 / 0.45	-
Total	12 / 1.85	-	4 / 0.62	4 / 0.63	3 / 0.45	1 / 0.15

Cumulative to date	22 / 3.20	-	9 / 1.19	5 / 0.74	7 / 1.12	1 / 0.15

(1)

Based on rig release dates.

(2)

One well drilled in 2001 in the U.S. was placed on production in 2002 and our interest in it is 22.5%

Summary Of Proved Reserves

Summarized below are our proved reserves and the present value of the future net revenues (revenues less production and development cost) attributable to those reserves (before income taxes) as of December 31, 2002, as estimated by Dobson Resource Management Ltd., an independent engineering firm.

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

	Developed			Undeveloped
	Interest (geographical area)	Gross Acres	Net Acres		Gross Acres	Net Acres
Wyoming	640	99		48,101	9,375
North Dakota	640	108		11,733	4,401
Alberta	320	72		29,664	10,926
British Columbia	-	-		8,938	2,886
Total	1,600	279		98,436	27,588

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

  Poblano/Antelope Tail-We hold a combination 5.6% to 22.5% overall working interest and a 0.8% to 3.5% net overriding royalty interest on this exploration block.  It consists of 34 sections in Sublette County, Wyoming.   Four wells were drilled in prior years in the Poblano exploration block and encountered over-pressured gas sands in the Mesa Verde formation that have very low permeability.  The wells have been suspended as uneconomic at this time.

  In the fall of 2002, we participated in drilling the Habanero-Federal 14-21 exploratory well on the Antelope Tail prospect. The well was plugged and abandoned at 13,995 feet. The drilling of the well earned us a 16.875% working interest in all rights from surface to basement in 3,660 gross acres of land encompassing both the Antelope Tail prospect and the southern end of the Pinedale Anticline. Our partner, CamWest, has obtained three additional permits targeting the Lance and Mesa Verde zones on the Pinedale Anticline. The 14-21 well showed the structural development predicted by SFD but the structure had  formed after the hydrocarbons had  migrated to other regions due to ongoing crust movements.

  Gold Coast-We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest on the overall exploration block.  The Gold Coast prospect consists of a 34,560-acre exploration block located in Sweetwater County, Wyoming.  Two wells were drilled in prior years. One well was junked for mechanical reasons and the other was suspended as non-economic.

  Horsethief Canyon -We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in our Leucite Hills South prospect, located in Sweetwater County, Wyoming. A test well was drilled in 1999 by the mineral rights owner as operator in a location approximately one mile to the south of our recommended SFD prospect.  This well was cased as a natural gas well.  We have not ascertained the potential estimated or proven reserves of this well to date, and will not be able to do so until the well is connected to a pipeline and production tested.

Alberta, Canada

  Monarch-We hold a combination 22.5% overall working interest and 3.1% overall net overriding royalty interest in this 3,723 acre exploration block located in the Kehoe area of southwestern Alberta.   We are considering whether to drill and explore or sell this prospect at this time.

  Carbon-We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.

  Nanton-We hold a 22.5% interest in this 6,560 acre at this prospect in southern Alberta.

  Princess-We currently own the Mannville and deeper rights to 1,280 acres in the Princess area. We hold a 22.5% working interest in this prospect. We are currently negotiating the sale of this property.

  Reagan- We hold a 22.5% working interest in 2,560 acres in this prospect.

  Fincastle-We hold 21% to 50 % interest in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area.  In December 2002, a partner drilled a well on this prospect, resulting in initial gas shows but the well has since watered out and is being abandoned.

British Columbia, Canada

  South Adsett- This land was purchased in August and we are in the process of negotiating a farm-in to have it drilled.  We hold a 33.3% interest in 8,235 acres.

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

  acquire mineral rights or negotiate participation rights, and drill the selected sites, either directly or with interested joint venture partners.

By taking control in certain circumstances, we will attempt to ensure that the following objectives are appropriately addressed:

  focus our exploration efforts on areas where SFD will be most effective;

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

We do not expect that any of these government controls or regulations will materially affect our business or projects in which we participate.  All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted.  Governmental regulations may be changed from time to time in response to economic or political conditions.  Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general would have a material adverse effect on our business, financial condition and results of operations.

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

SFD TECHNOLOGY LICENSE

Our rights to use our SFD technology arises from a sharing of the technology with Momentum Resources Corporation, known throughout this report as Momentum Resources and an agreement pursuant to which we were originally granted  the exclusive worldwide right to use, possess and control the SFD data for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose.  We, independent of Momentum Resources, own and control all of the data acquisition, processing and interpretation systems used with the SFD for prospect identification and exploration purposes, all of which was developed exclusively by NXT. Momentum Resources was originally the exclusive owner of the SFD technology.

The terms of the agreement are set forth in a document entitled "Restated Technology Agreement" and dated August 1, 1996, which purpose was to supercede a prior agreement dated January 1, 1996. Momentum Resources is a Bahamas corporation which is directly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties parties to the Restated Technology Agreement. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest shareholder and the Chief Executive Officer and a director of our company.  Mr. Stinson is a past director and officer of NXT.

The material terms of the Restated Technology Agreement, as amended by the Amendment to the Restated Technology Agreement, dated April 3, 1998, are summarized as follows:

  We hold the exclusive worldwide right to use, possess and control all SFDs created as of August 1, 1996, as well as any enhancements and know-how relating thereto.

  We are also entitled to the exclusive use of all SFD data and signals generated by the SFDs for hydrocarbon identification and exploration purposes.

  Momentum Resources is obligated to use its best efforts to survey with the SFD certain geographic areas throughout the world which have been mutually selected by us and Momentum Resources and to provide all raw SFD data resulting from such surveys to us for our exclusive use for the identification and exploitation of hydrocarbons. Momentum Resources further agreed to provide no less than 500 hours per year of trained manpower to generate the SFD data with respect to the selected areas. Despite this obligation, the Restated Technology Agreement does not set forth any provisions in the event that Momentum Resources fails to live up to these obligations.

  The agreement provides for NXT to pay Momentum Resources contingent payments calculated as a percentage of project profits, less actual project expenses incurred. NXT is obligated to pay Momentum certain sums contingent on the commercial exploitation of the Prospects, including 1% of the "Prospect Profits" (as defined in the Restated Technology Agreement) earned by NXT on or before December 31, 2000, and 5% of the "Prospect Profits" earned by NXT after December 31, 2000.  "Prospect Profits" means the aggregate of all gross revenues received by NXT and/or its subsidiaries with respect to the commercial exploitation of all Prospects, whether through cash flows of a joint venture, sale of "leads" for Prospects, or revenues from NXT's direct ownership and sale of hydrocarbons from Prospects, less all project expenses actually paid by NXT and/or its subsidiaries with respect to the commercial exploitation of all SFD Prospects.

  In addition to the noted royalty payments, the agreement provides that NXT is obligated to grant Momentum Resources performance options entitling it to purchase 16,000 unregistered common shares for each month in which gross production from SFD prospects, in which we have an interest, exceeds 20,000 barrels of hydrocarbons, subject to certain limitations.  The exercise price for these options will be the fair market value of NXT's common shares as determined by reference to the closing price on the last business day of the quarter of the calculation (or such other calculation as set out in the agreement), and the options lapse to the extent unexercised three years from the date of grant.  As of December 31, 2002, no performance warrants have been earned by Momentum Resources.

  Momentum Resources is prohibited during the term of the agreement from (i) engaging in the identification or exploitation of hydrocarbons for its own account or any party other than NXT; (ii)granting any license or sublicense to any third party to use SFDs or SFD data for any purpose; (iii) disclosing confidential and/or proprietary information relating to the SFD or SFD data to any other party; or (iv) selling, assigning or transferring its business to any party.

  NXT is prohibited during the term of the agreement from: (i) identifying or exploiting deposits other than hydrocarbons which have been identified using the SFD; (ii) licensing or sublicensing or providing the SFD data or interpretations thereof to any party (other than our subsidiaries and joint venture partners); (iii) disclosing confidential and/or proprietary information relating to the SFD or SFD data to any other party; or (iv) selling, assigning or transferring our business or rights to the SFD data.

  The initial term of the agreement expires on December 31, 2005, however, it renews automatically for additional one year terms unless we give written notice to Momentum Resources, no later than 60 days prior to the expiration of the pending term, of our election not to automatically renew the license.

  Momentum Resources, in turn, reserves the right to terminate the SFD technology license (with at least a 90 day grace period after notice of default) upon the occurrence of any of the following events our failure to make any payment required under theagreement

  our abandonment or discontinuance of the conducting of oil and natural gas exploration or exploitation   business;

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

PETROLEUM PROPERTIES

For a description of our petroleum properties, see the sections of this annual report captioned "Business-Summarized Exploration Information" and "Business-Description Of Exploration Properties And Programs" and explanatory Notes 5, 16 and 17 of our consolidated financial statements included at the end of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim which had been filed on November 25, 2002, in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. Mr. Stinson is seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson's shares.  On December 10, 2002, we filed our Statement of Defence and are awaiting on the Plaintiff to take further action on this matter.  At the time of the filing of this suite, Mr. Stinson was a major shareholder of our common stock.  He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.

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

EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Independent Option Grants (3)	120,00	$2.00	0
1997 Pinnacle Oil International, Inc. Employee Stock Option Plan (2)	632,042	$2.99	867,958
1999 Pinnacle Oil International, Inc. Executive Stock Option Plan (3)	520,800	$2.00	479,200
2000 Pinnacle Oil International, Inc. Director Stock Option Plan (4)	240,00	$1.12	160,000

(1)	Excluding securities reflected "Number of securities to be issued upon exercise of outstanding options, warrants and rights"
(2)	Approved by security holders on July 25, 1997.
(3)	Not approved by our shareholders.
(4)	Approved by security holders on September 20, 2002.

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

Cash dividends per share	$ -	$ -	$ -	$ -	$ -
Weighted average shares outstanding	16,971,153	14,222,820	12,987,297	12,684,289	12,392,011

	As at December 31,
CONSOLIDATED BALANCE SHEET DATA:	2002	2001	2000	1999	1998
Working capital	$ 842,530	$ 2,515,338	$ 4,045,536	$ 8,656,695	$ 4,685,238
Current assets.	991,563	3,342,224	5,093,622	9,259,016	4,862,588
Oil and natural gas properties, net	2,763,919	4,917,558	3,160,808	775,159	-
Other property and equipment, net	229,131	3,448,416	3,854,206	661,201	575,190
Total assets	4,018,825	11,763,100	12,168,228	10,729,926	5,566,205
Current liabilities	149,033	826,886	1,048,086	602,321	177,350
Long-term liabilities	-	1,463,729	1,535,136	-	-
Total liabilities	149,033	2,290,615	2,583,222	602,321	177,350
Shareholders' equity	3,869,792	9,472,485	9,585,006	10,127,605	5,388,855

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

  In July, we sold our Beiseker property.

  In August, we purchased our Adsett lands in B.C.

  In September, drilling commenced on our Antelope Tail prospect in Wyoming.

  In November, our Antelope Tail well was plugged and abandoned.

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

  a $18,533 write-down of aircraft and flight equipment costs; and

  a $12,067( 0.8%) increase in administrative expense from $1,529,946 to $1,542,013;

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

Current Cash Position And Historical Changes In Cash Position

Our cash position as of December 31, 2002 was $585,070, as compared to $2,994, 608 as of December 31, 2001.

The $2,409,538 decrease in our cash position for 2002 was attributable to:

  $2,123,426 cash used in operating activities;

  $1,512,331 cash used in financing activities; and

  partially offset by $1,187,008 cash raised through investing activities and a $39,211 comprehensive gain due to the effect of exchange rate changes.

The $1,284,671 decrease in our cash position for 2001 was attributable to:

  $4,296,289 in cash raised through financing activities;

  offset by $1,922,089 in cash used in operating activities; and

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

Our future success is dependent upon our ability to successfully identify commercially viable hydrocarbon accumulations

Our future success is dependent upon our ability to successfully identify commercially viable hydrocarbon accumulations for development.  Based on our business plan, we will be dependent on:

  the capability of our SFD technology in identifying SFD prospects; and

  our ability to independently raise the funds necessary to exploit these prospects.

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

  our ability to acquire drilling rights;

  the volume of oil and natural gas that could be economically produced;

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

Our inability to retain our key managerial and research and development personnel could have a material adverse effect on our business

Our success depends to a significant extent on the continued efforts of our senior management team, which consists of Mr. George Liszicasz, the inventor of our SFD technology, who is our Chief Executive Officer and who is responsible for the continuing development of our SFD technology.  The loss of Mr. Liszicasz could have a material adverse effect on our business, consolidated financial condition and results of operations.  While we have entered into employment and non-competition agreements with Mr. Liszicasz, he would nevertheless not be prevented from working for other companies in the oil and natural gas industry so long as they did not employ SFD technology should he elect to terminate his employment with us. We also do not carry key person life insurance policies on our executive officer.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

  FINANCIAL DISCLOSURE

On July 9, 2002, our board of directors accepted the resignation of Arthur Andersen LLP Canada, otherwise referred to as Andersen, as our independent auditors.  The resignation was tendered as Andersen was no longer able to fulfill its responsibilities to NXT due to the recently completed transaction between Andersen and Deloitte & Touche LLP, Canada, referred to herein as D & T, whereby substantially all of the partners and staff of Andersen joined D & T.  Andersen audited our consolidated financial statements for our two most recent years ended December 31, 2001.

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

DOUGLAS ROWE Age 60 Director since May 2002

Mr. Rowe has been the President, Chief Executive Officer and a director of Birch Mountain Resources Ltd. (TSX:BMD; OTCBB:BHMNF), a Canadian junior mineral exploration company, since 1994.  Prior to that he was Chairman and President of Brougham Geoquest, Ltd., a company engaged in mineral exploration, from 1986 to 1993, and Brougham Energy Corporation, a company engaged in oil and gas exploration and development, from 1984 to 1986.  Mr. Rowe also sits on the board of directors of our two Canadian subsidiaries, NXT Aero Canada, Inc. and NXT Energy Canada, Inc.

Mr. Rowe is a professional engineer with a Bachelors of Science degree in Electrical Engineering from Queen's University which he obtained in 1967 and has over 30 years of industry experience.

Mr. Rowe is chairman of our Compensation Committee.

SCOTT R. SCHRAMMAR Age 52 Corporate Secretary since September 2002

Mr. Schrammar is a retired businessman who has over 13 years of business law and stock brokerage experience.  Mr. Schrammar retired in 1992. From 1989 to 1992, Mr. Schrammar was an independent trader at the American Stock Exchange.  From 1983 to 1988, he was Head Floor Broker for Moseley, Hallgarten, Estabrook and Weeden at the American Stock Exchange.  Mr. Schrammar is the Corporate Secretary of all of our subsidiaries.

Mr. Schrammar graduated Summa Cum Laude from the City University of New York with his Bachelor degree in Psychology in 1974 prior to continuing his studies at the Brooklyn Law School and receiving his Juris Doctor Degree in 1978.

ROBERT VAN CANEGHAN Age 55 Director since May 2002

Mr. Van Caneghan is a retired businessman who has over 25 years of experience as a market maker and specialist broker.  Mr. Van Caneghan retired in 1994. From 1984 to 1994, he was a principal of Micilli-Van Caneghan, a specialist firm located on the AMEX floor.  Mr. Van Caneghan was also a member of the American Stock Exchange Board of Governance from 1988 to 1994. Mr. Van Caneghan currently is a board member of our two U.S. subsidiaries, NXT Energy USA, Inc. and NXT Aero USA, Inc. and of the Financial Resources Federal Credit Union.

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

  Our Chief Executive Officer;

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

Director Compensation

We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings.  Our independent directors receive stock options to purchase shares of our common stock as compensation for their service as directors.  The terms of stock option g rants made to independent directors are determined by the board of directors.  We do not provide additional compensation for committee participation or special assignments of the board of directors.

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

Mr. Liszicasz's employment agreement provides for early termination in the case of any of the following events as defined in the employment agreement:

  death or disability;

  a "change in control" of NXT;

  termination of employment by NXT for "cause;" or

  termination of employment by Mr. Liszicasz for "good reason."

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

  each of our current directors and executive officers;

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

STOCK
NAME	Amount	% (1)

Directors & Officers
George Liszicasz (2) 383 Arbour Lake Way NE Calgary, Alberta T3G 4A2	5,211,529(3)	30.9%
Dennis R. Hunter Box 9069 Santa Rosa, CA 95405	406,266(4)	2.4%
Donald E. Foulkes 39 Pinnacle Ridge Dr. Calgary, Alberta T3Z 3N7	0	0%
Douglas Rowe 246 Artist View Way Calgary, Alberta T3N 3N1	0	0%
Robert Van Caneghan 123 Redcliff Road Staten Island, NY 10305	0	0%
Scott Schrammar 9438 US 19 North, PMB 210 Port Richey, FL 34668	0	0%
Current directors, director-nominees and executive officers, as a group	5,662,795(5)	33.2%

5% Shareholders
SFD Investment LLC c/o Stephens Group Inc. 2500-111 Center Street Little Rock, AR 72201	2,476,700(6)	12.8%
Stephens Group Inc. 2500-111 Center Street Little Rock, AR 72201	2,476,700(7)	12.8%

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

(7)

Stephens Group Inc. is the manager of both SFD Investment LLC and in that capacity indirectly holds (or in certain circumstances shares with the members of that company) voting and investment control of the NXT shares held by the limited liability company.  Includes 107,938 common shares held by SFD Investment LLC and 800,000 Series A preferred stock, held by SFD Investment LLC which are convertible at any time to acquire 2,368,762 shares of common stock at a conversion rate of 2.96 common shares for each preferred share. Mr. Todd Ferguson has acted as Stephens Group LLC's attorney-in-fact in regards to its investment in NXT.

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

b)

On February 9, 2000, we loaned the sum of CDN $250,000 to Mr. George Liszicasz, our Chief Executive Officer and a director and principal shareholder of our company.  The principal amount of this loan, which was extended pursuant to an unsecured promissory note providing for interest at the rate of 5½% per annum, was repaid by Mr. Liszicasz in full on April 14, 2000.

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

(b)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on June 9, 2004.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES a Nevada corporation
By: /s/ George Liszicasz George Liszicasz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on June 9, 2004, and in the capacities indicated.

Signature	Title	Date
/s/ George Liszicasz
George Liszicasz /s/ Donald Foulkes	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	June 9, 2004
Donald Foulkes	Director	June 9, 2004
Dennis Hunter /s/ Douglas Rowe	Director	__________
Douglas Rowe /s/ Robert Van Caneghan	Director	June 9, 2004
Robert Van Caneghan	Director	June 9, 2004

SECTION 302 CERTIFICATION

I, George Liszicasz, certify that:

1.  I have reviewed this amended annual report of Energy Exploration Technologies.

2.  Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.  Based on my knowledge, the financial statement, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.  As the registrant's sole certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  As the registrant's sole certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6.  As the registrant's sole certifying officer I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 9, 2004	By:	/s/ George Liszicasz Name:George Liszicasz Title: Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)

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

/s/ Deloitte & Touche LLP

March 31, 2003

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

/s/ Arthur Andersen LLP

Chartered Accountants

Calgary, Canada
March 22, 2002

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$585,070	$2,994,608
Accounts receivable	328,174	203,738
Due from officers and employees	5,004	92
Prepaid expenses and other	73,315	143,786
	991,563	3,342,224
Note receivable from officer [note 3]	34,212	32,097
Debt issuance costs [notes 2 and 7]	-	22,805

Aircraft and flight equipment held for sale [notes 2 and 4]	22,985	2,986,803
Oil and natural gas properties, on the basis of full cost accounting,
net of impairments [notes 2 and 5]	2,763,919	4,917,558
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes 2 and 6]	206,146	461,613

	$4,018,825	$11,763,100

LIABILITIES AND S HAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$68,555	$445,579
Wages and employee benefits payable	5,738	65,435
Accrued oil and natural gas property costs	-	110,829
Current portion long-term debt [note 7]	-	71,407
Other accrued liabilities	74,740	133,636
	149,033	826,886
Long-term debt [note 7]	-	1,463,729
	149,033	2,290,615
Commitments and contingencies [notes 1 and 15]

Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share, liquidation preference $7.50 per share 800,000 shares authorized and 800,000 shares issued as of December 31, 2002 and December 31, 2001 [note 9]	800	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized;
16,971,153 shares issued as of December 31, 2002, and December 31, 2001,
respectively [note 8]	16,971	16,971
Warrants [notes 9 and 10]	-	-
Additional paid-in capital	24,077,655	24,043,439
Deficit	(20,041,865)	(14,365,745)
Accumulated other comprehensive loss	(183,769)	(222,980)
	3,869,792	9,472,485
	$4,018,825	$11,763,100

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CO NSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

		(expressed in U.S. dollars)

		Years ended
		December 31,
	2002	2001	2000

Revenues:

Oil and natural gas revenues	$529,575	$-	$-

Operating expenses:

Oil and natural gas operating expenses	154,425	-	-
Administrative [note 12]	1,593,674	1,542,013	1,529,946
Depletion and impairment of oil and natural gas
properties [notes 2 and 5]	3,636,092	1,616,587	499,830
Amortization and depreciation [notes 2 and 6]	239,766	336,924	343,225
Research and development [note 2]	152,862	418,422	368,249
Survey support [note 2]	167,296	314,770	245,717
Survey operations and data analysis [note 2]	12,000	97,586	26,578
Write-down of aircraft and flight equipment [note 4]	226,803	18,533	-
	6,182,918	4,344,835	3,013,545
Operating loss	(5,653,343)	(4,344,835)	(3,013,545)

Other income (expense):
Interest expense	(70,974)	(152,974)	(19,274)
Interest income	20,138	111,100	357,483
Other income (expense)	28,059	(1,881)	17,522
	(22,777)	(43,755)	355,731
Net loss for the period	(5,676,120)	(4,388,590)	(2,657,814)
Other comprehensive income (loss):
Foreign currency translation adjustment	39,211	(158,952)	(34,625)
Comprehensive loss for the period	$(5,636,909)	$(4,547,542)	$(2,692,439)

Basic and diluted loss per share [note 2]	$(0.33)	$(0.31)	$(0.20)

Weighted average shares outstanding	16,971,153	14,222,820	12,987,297

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss

ENERGY EXPLORATION TECHNOLOGIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(expressed in U.S. dollars)

	Accumulated Other Comprehensive Loss			Series 'A' Convertible Preferred Stock
								Additional Paid-in Capital
		Common Stock					Warrants
									Deficit
		Share s	Amount	Shares	Amount	Number	Amount
Balance - December 31, 1999	$(29,403)	12,856,816	$12,857	800,000	$800	200,000	$1,132,000	$16,330,692	$(7,319,341)

2000:
Warrants exercised for cash at $7.50 per share on
March 31, 2000	-	200,000	200	-	-	(200,000)	(1,132,000)	2,631,800	-
Options exercised for cash at prices between $8.25
and $17.00 per share during fiscal 2000	-	56,100	56	-	-	-	-	649,784	-
Net loss for fiscal 2000	-	-	-	-	-	-	-	-	(2,657,814)
Net other comprehensive loss for fiscal 2000	(34,625)	-	-	-	-	-	-	-	-
Balance - December 31, 2000	(64,028)	13,112,916	13,113	800,000	800	-	-	19,612,276	(9,977,155)

2001:
Issued for cash at $1.15 per share on September 18, 2001,
net of issuance costs	-	3,858,237	3,858	-	-	-	-	4,355,394	-
Grant and vesting of options to investor relations
consultant (note 12)	-	-	-	-	-	-	-	75,769	-
Net loss for fiscal 2001	-	-	-	-	-	-	-	-	(4,388,590)
Net other comprehensive loss for fiscal 2001	(158,952)	-	-	-	-	-	-	-	-
Balance - December 31, 2001	(222,980)	16,971,153	16,971	800,000	800	-	-	24,043,439	(14,365,745)

2002:
Grant and vesting of options to investor relations
consultant (note 12)	-	-	-	-	-	-	-	34,216	-
Net loss for fiscal 2002	-	-	-	-	-	-	-	-	(5,676,120)
Net other comprehensive income for fiscal 2002	39,211	-	-	-	-	-	-	-	-
Balance - December 31, 2002	$(183,769)	16,971,153	$16,971	800,000	$800	-	$-	$24,077,655	$(20,041,865)

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

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)

5. Oil And Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2002 and December 31, 2001, and as of December 31, 2002 and December 31, 2001:

	Years Ended December 31		As of December 31
	2002	2001	2002	2001
Acquisition costs	$ 232,226	$ 573,479	$ 1,268,667	$ 1,036,441
Exploration costs	1,380,801	2,813,401	7,391,878	6,011,077
Development costs	27,681	55,553	83,234	55,553
	1,640,708	3,442,433	8,743,779	7,103,071
Less depletion………………………….	(140,122)	-	(140,122)	-
Less impairment	(3,495,970)	(1,616,587)	(5,612,387)	(2,116,417)
Less dispositions	(158,255)	(69,096)	(227,351)	(69,096)
Net oil and natural gas properties	$ (2,153,639)	$ 1,756,750	$ 2,763,919	$ 4,917,558

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

13. Income Taxes

Net Operating Losses Carried Forward

As of December 31, 2002, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$ 9,449,886	2010-2022
Canada	$ 3,233,103	2004-2009

Deferred Income Tax Assets and Liabilities

As of December 31, 2002, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 9,449,886	34%	$ 3,212,961
Tax asset related to depreciation	127,041	34%	43,194
Valuation reserve			(3,256,155)
			$ --

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 3,233,103	39.25%	$ 1,268,831
Tax asset related to depreciation	2,656,551	39.25%	1,042,563
Valuation reserve			(2,311,394)
			$ --

As of December 31, 2001, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 5,683,434	34%	$ 1, 932,367
Tax liability related to depreciation	(435,142)	34%	(147,948)
Valuation reserve			(1,784,419)
			$ --

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 2,613,767	42.11%	$ 1,100,657
Tax asset related to depreciation	2,267,588	42.11%	954,881
Valuation reserve			(2,055,538)
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

Table I
Total Costs Incurred In Oil And Natural Gas Acquisition, Exploration And Development Activities

Years Ended	United States	Canada	Total
December 31, 2002:
Acquisition costs	$ 8,260	$ 223,966	$ 232,226
Exploration costs	1,169,339	211,462	1,380,801
Development costs	-	27,681	27,681
	$ 1,177,599	$ 463,109	$ 1,640,708
December 31, 2001:
Acquisition costs	$ 486,573	$ 86,906	$ 573,479
Exploration costs	1,940,284	873,117	2,813,401
Development costs	-	55,553	55,553

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)

	$ 2,426,857	$ 1,015,576	$ 3,442,433
December 31, 2000:
Acquisition costs	$ 13,144	$ 45,233	$ 58,377
Exploration costs	1,474,762	1,352,338	2,827,100
	$ 1,487,906	$ 1,397,571	$ 2,885,477

Table II
Capitalized Costs Related To Oil And Natural Gas Producing Activities

	United States	Canada	Total
As At December 31, 2002:
Proved property costs	$ 1,977,950	$ 524,197	$ 2,502,147
Less dispositions	-	(227,351)	(227,351)
Less impairment	(1,262,360)	(90,868)	(1,353,228)
Less depletion	(121,290)	(18,832)	(140,122)
Net proved property costs	594,300	187,146	781,446
Unproved property costs	3,673,292	2,568,340	6,241,632
Less impairment	(2,994,094)	(1,265,065)	(4,259,159)
Net unproved property costs	679,198	1,303,275	1,982,473
	$ 1,273,498	$ 1,490,421	$ 2,763,919

As At December 31, 2001:
Proved property costs	$ 1,775,899	$ 458,807	$ 2,234,706
Less impairment	-	(90,000)	(90,000)
Net proved property costs	1,775,899	368,807	2,144,706
Unproved property costs	2,700,246	2,099,023	4,799,269
Less impairment	(955,023)	(1,071,394)	(2,026,417)
Net unproved property costs	1,745,223	1,027,629	2,772,852
	$ 3,521,122	$ 1,396,436	$ 4,917,558
As At December 31, 2000:
Proved property costs	$ -	$ -	$ -
Unproved property costs	2,049,318	1,611,320	3,660,638
Less impairment	(253,964)	(245,866)	(499,830)
	$ 1,795,354	$ 1,365,454	$ 3,160,808

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

Year Ended December 31, 2002:	United States	Canada	Total
Future cash inflows	$ 4,770,000	$ 448,000	$ 5,218,000
Future production costs	(1,135,000)	(19,000)	(1,154,000)
Future development costs	113,000	(34,000)	(147,000)
Future net revenue before income taxes	3,522,000	395,000	3,917,000
10% annual discount for estimated timing of cash flows	(1,443,000)	(146,000)	(1,589,000)
Discounted future net cash flows before income taxes	2,079,000	249,000	2,328,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$ 2,079,000	$ 249,000	$ 2,328,000

Year Ended December 31, 2001:	United States	Canada	Total
Future cash inflows	$ 4,891,000	$ 967,000	$ 5,858,000
Future production costs	(1,397,000)	(276,000)	(1,673,000)
Future development costs	(451,000)	(64,000)	(515,000)
Future net revenue before income taxes	3,043,000	627,000	3,670,000
10% annual discount for estimated timing of cash flows	(1,034,000)	(258,000)	(1,292,000)
Discounted future net cash flows before income taxes	2,009,000	369,000	2,378,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$ 2,009,000	$ 369,000	$ 2,378,000

18. Supplemental Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

ENERGY EXPLORATION TECHNOLOGIES EXPLANATORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)