Form 10-Q
period 2004-08-11
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-08-13
CIK 1009922

As filed with the Securities and Exchange Commission on August 12, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004; OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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

20,295,209 common shares, no par value, as of July 31, 2004

ENERGY EXPLORATION TECHNOLOGIES INC.

INDEX TO THE FORM 10-Q

For the six month period ended June 30, 2004

PART I

ITEM 1. FINANCIAL INFORMATION ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Balance Sheets
(Unaudited) (expressed in U.S. dollars except share data)

	June 30, 2004	December 31, 2003

Assets
Current assets
Cash	$526,213	$1,024,201
Accounts receivable	95,053	76,133
Due from officers and employees	13,808	-
Note receivable from former officer [note 3]	43,894	43,952
Prepaid expenses	81,551	106,622

	760,519	1,250,908

Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,210,150	1,194,406

Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	182,611	190,810

	$2,153,280	$2,636,124

Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$464,799	$136,098
Other accrued liabilities	67,480	78,452
Subscriptions payable [note 6]	514,921	472,501

	1,047,200	687,051

Contingencies, continuing operations and commitments [notes 1 and 10]

Shareholders' equity
Preferred shares [note 7]
Authorized: unlimited
Issued : Nil	-	-
Common shares
Authorized: unlimited
Issued : 20,039,709 and 19,306,852 at June 30, 2004 and
December 31, 2003, respectively [note 6]	25,811,440	24,527,066
Warrants [notes 6 and 8]	-	-
Deficit	(24,865,061)	(22,855,739)
Accumulated other comprehensive income	159,701	277,746

	1,106,080	1,949,073

	$2,153,280	$2,636,124

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Loss And Comprehensive Loss
(Unaudited) (expressed in U.S. dollars except share data)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003

Revenues
Net oil and natural gas revenue	$4,813	$-	$21,642	$-
Gain (loss) on sale of properties	(469)	-	27,301	-

	4,344	-	48,943	-

Operating expenses
Oil and natural gas operating expenses	1,733	-	2,389	-
Administrative [notes 6 and 11]	849,562	319,584	1,381,738	624,400
Depletion and impairment of oil and
natural gas properties [notes 4 and 12]	338	-	338	59,974
Amortization and depreciation [notes 5 and 12]	12,667	14,107	24,626	28,205
Survey operations and support	152,000	27,699	681,115	44,823

	1,016,300	361,390	2,090,206	757,402

Operating loss from continuing operations	(1,011,956)	(361,390)	(2,041,263)	(757,402)

Other income
Interest	575	530	1,168	1,017
Other	-	863	-	863

	575	1,393	1,168	1,880

Net loss for the period from continuing operations	(1,011,381)	(359,997)	(2,040,095)	(755,522)

Income (loss) from discontinued
operations [note 12]	41,805	(5,618)	30,773	192,981

Net loss for the period	(969,576)	(365,615)	(2,009,322)	(562,541)

Other comprehensive income (loss):
Foreign currency translation adjustment	(53,403)	179,713	(118,045)	323,246

Comprehensive loss for the period	$(1,022,979)	$(185,902)	$(2,127,367)	$(239,295)

Basic and diluted net loss per share from
continuing operations [note 6]	$(0.05)	$(0.02)	$(0.10)	$(0.04)

Basic and diluted loss per share [note 6]	$(0.05)	$(0.01)	$(0.11)	$(0.01)

Weighted average shares outstanding	20,008,760	16,971,153	19,823,575	16,971,153

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC. Consolidated Statements Of Shareholders' Equity (Deficit) (Unaudited) (expressed in U.S. dollars except share data)		Common Shares		Preferred Shares		Warrants
	Accumulated Other Comprehensive Income (loss)	Shares	Amount	Shares	Amount	Number	Amount	Deficit
Beginning balance - December 31, 2002	$(183,769)	16,971,153	$23,365,426	800,000	$730,000	-	-	$20,041,865
Grant and vesting of options to investor relations consultant [note 11]	-	-	17,048	-	-	-	-	-
Redemption of preferred shares	-	-	-	(800,000)	(730,000)	-	-	-
Net loss for the six months ended June 30, 2003 on continuing operations	-	-	-	-	-	-	-	(755,522)
Gain on discontinued operations for the six months ended June 30, 2003	-	-	-	-	-	-	-	192,981
Net other comprehensive income for the six months ended June 30, 2004	323,246	-	-	-	-	-	-	-
Balance - June 30,2003	$139,477	16,971,153	$23,382,474	-	$-	-	-	$(20,604,406)

Beginning balance - December 31, 2003	$277,746	19,306,852	$24,527,066	-	$-	7,496	-	$(22,855,739)
Options exercised for cash at prices between $0.38 and $2.00 per share	-	129,588	167,097	-	-	-	-	-
Issued for cash at $2.00 per share on February 12, 2004 net of insurance costs	-	573,269	1,063,277	-	-	573,269	-	-
Issued for services at $1.80 per share on April 18, 2004	-	30,000	54,000	-	-	-	-	-
Net loss for the six months ended June 30, 2004 on continuing operations	-	-	-	-	-	-	-	(2,040,095)
Loss from discontinued operations for the six months ended June 30, 2003	-	-	-	-	-	-	-	30,773
Net other comprehensive loss for the six months ended June 30, 2004	(118,045)	-	-	-	-	-	-	-
Balance - June 30,2004	$159,701	20,039,709	$25,811,440	-	$-	580,765	-	$(24,865,061)

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Statements Of Cash flow

(Unaudited) (expressed in U.S. dollars)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003

Operating activities
Net loss for the period from continuing operations	$(1,011,381)	$(359,995)	$(2,040,095)	$(755,522)
Amortization and depreciation of other property
and equipment	12,667	14,107	24,626	28,205
Depletion and impairment of oil and natural gas properties	338	-	338	59,973
Consulting costs settled by issuance of common stock
and options	54,000	8,519	54,000	17,048
Gain on sale of oil and natural gas properties	469	(986)	(27,301)	(12,024)
Changes in non-cash working capital
Accounts receivable	9,119	167,765	30,005	243,672
Interest accrued on loan to former employee	157	(3,876)	58	(6,935)
Due from officers and employees	6,616	(2,728)	(13,808)	77
Prepaid expenses and other	85,809	4,329	25,071	28,912
Trade payables	163,567	21,519	328,701	80,094
Other accrued liabilities	(125,685)	(18,624)	(10,972)	(31,471)
Subscriptions payable	10,001	-	42,420	-

Net cash used by operating activities	(794,323)	(169,970)	(1,586,957)	(347,971)

Financing activities
Funds raised through the sale of common shares,
net of issuance costs	(14,789)	-	1,063,277	-
Funds raised through the exercise of options	85,991	-	167,097	-

Net cash generated by financing activities	71,202	-	1,230,374	-

Investing activities
Funds invested in other property and equipment	(16,855)	(18,844)	(16,428)	(41,663)
Proceeds on sale of other property and equipment	-	-	-	1,916
Funds received (invested) in oil and natural gas properties	17,958	(241,556)	(17,305)	(380,465)
Proceeds on sale of oil and natural gas properties	(490)	69,243	28,525	86,275

Net cash generated (used ) by investing activities	613	(191,157)	(5,208)	(333,937)

Net cash generated (used) by discontinued operations	(7,120)	714,382	(18,152)	736,479

Effect of net other comprehensive income (loss)	(53,403)	179,713	(118,045)	323,246

Net cash inflow (outflow)	(783,031)	532,968	(497,988)	377,817

Cash, beginning of period	1,309,244	429,919	1,024,201	585,070

Cash, end of period	$526,213	$962,887	$526,213	$962,887

Non cash discontinued operations
Aircraft parts sold for credit with airplane
leasing company	$48,925 $	-	$48,925 $	-

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

NXT was continued from the State of Nevada to the Province of Alberta, Canada on October 24, 2003. The shareholders voted on and approved this change which moved the jurisdiction of incorporation from the U.S. to Canada. The tax effects are disclosed in the proxy statement circulated to shareholders for the Special Meeting on October 24, 2003. As a result of the continuance into Canada, our common and preferred shares no longer have a par value assigned, as is the practice in the United States. Therefore the amount that was disclosed as "Additional paid-in Capital" in prior years on the consolidated balance sheets and consolidated statements of shareholders' equity (deficit) has been added to the share issued amount. This is a legal jurisdiction reporting difference only.

We are a technology-based reconnaissance exploration company and we utilize our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify and high-grade oil and natural gas prospects.

We conduct our reconnaissance exploration activities, as well as land acquisition, drilling, completion and production activities through our wholly-owned subsidiary, NXT Energy Canada Inc. and we conduct the aerial surveys through our wholly owned subsidiary, NXT Aero Canada Inc.

NXT Energy USA Inc. and NXT Aero USA Inc. are two wholly owned subsidiaries through which we previously conducted our U.S. operations but these companies have been inactive since the sale of the U.S. properties in early 2003.

For the six months ended June 30, 2004, we incurred a loss of $2,127,367 and our ability to continue as a going concern will be dependent upon successfully identifying hydrocarbon bearing prospects, and financing, developing and monetizing these assets for a profit. We anticipate that we will continue to incur further losses until such time as we receive revenues from production or sale of properties with respect to currently held prospects or through prospects we identify and exploit for our own account.

We have capital commitments of $243,000 related to flow-through share obligations. We are in the midst of additional fund raising in 2004 and we believe we will be able to pursue and exploit our goals and opportunities throughout 2004 and 2005.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared these consolidated financial statements for our three month and six month interim periods as at June 30, 2004 and ended June 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2003.

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results may differ from these estimates.

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

4.

OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003:

	Six Months		As of
	Ended June 30		June 30	December 31
	2004	2003	2004	2003

Acquisition costs	$17,305	$117,089	$1,675,651	$1,658,346
Exploration costs	-	590,286	8,257,804	8,257,804
Development Costs	-	-	83,234	83,234

Oil and natural gas properties	17,305	707,375	10,016,689	9,999,384
Less impairment	-	(354,992)	(6,977,395)	(6,977,395)
Less dispositions	(1,223)	(1,363,219)	(1,671,393)	(1,670,170)
Less depletion	(338)	(16,424)	(157,751)	(157,413)

Net oil and natural gas properties	$15,744	$(1,027,260)	$1,210,150	$1,194,406

Net oil and natural gas property costs at June 30, 2004 and December 31, 2003 are all Canadian unproved properties.  At June 30, 2004 there were no impairments of our Canadian full cost center.

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

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value.  Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates.    While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

5.

OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of June 30, 2004 and December 31, 2003:

	June 30	December 31
	2004	2003

Computer and SFD equipment	$324,119	$330,596
Computer and SFD software	139,573	142,238
Equipment	85,677	86,046
Furniture and fixtures	200,606	187,588
Leasehold improvements	231,806	238,475
SFD survey system (including software)	127,845	127,845
Tools	1,844	1,897
Vehicle	18,828	18,828
Flight Equipment	1,342	1,380

Other property and equipment	1,131,640	1,134,893
Less accumulated depreciation, amortization and impairment	(949,029)	(944,083)

Net other property and equipment	$182,611	$190,810

6.

COMMON SHARES

We calculate basic earnings per common share from continuing operations using net income from continuing operations, net of income taxes, divided by the weighted average number of common shares outstanding. We calculate basic earnings per common share using net income attributable to the common shareholders and the weighted average number of common shares outstanding. We calculate diluted earnings per common share from continuing operations and diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

In calculating diluted earnings per common share for the six month periods ended June 30, 2004 and 2003, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, outstanding stock options and warrants were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.  Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders' fees. In addition, we had also received $514,921 in gross proceeds at June 30, 2004 for which shares had not been issued at June 30, 2004 and this amount is shown as subscriptions payable on the balance sheet.

On April 18, 2004 we issued 30,000 common shares in full payment of an invoice for $54,000 for services provided by a consultant to NXT to assist us with corporate strategy and planning.

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

8.

PERFORMANCE WARRANTS

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration.  The initial term of the Agreement expires on December 31, 2005. However, it renews automatically for additional one year terms unless we give written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term of our election not to automatically renew the Agreement.   Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of June 30, 2004.

9.

EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as of June 30, 2004:

		As of June 30, 2004
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001	$2.00	15,000	15,000
	June 24, 2003	$0.38	75,000	75,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	6,000
	January 4, 2001	$2.00	180,750	154,750
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	10,000
	August 13, 2002	$0.38	70,002	3,332
	September 20, 2002	$0.29	7,000	1,666
	March 27, 2003	$0.14	60,000	20,000
	September 8, 2003	$0.43	270,000	-

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	15,000	15,000
	April 17, 2000	$2.00	30,000	30,000
	August 13, 2002	$0.38	120,000	39,999
	September 20, 2002	$0.29	10,000	3,333
	September 8, 2003	$0.43	160,000	-

			1,167,752	494,080

The employee options outstanding as of June 30, 2004 will vest over the next three years, based upon the continued provision of services as an employee or consultant. The options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

10.

COMMITMENTS AND CONTINGENCIES

We have a sub-lease which ends January 31, 2005.  The space is approximately 6,600 square feet and our monthly cost is about $13,100 CDN. We are currently considering office alternatives.

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

Neither we nor our subsidiary, NXT Energy Canada Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.

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

The gain in 2004 from discontinued operations amounted to $30,773 and was a gain on the sale of aircraft equipment which had previously been written off.

13.

SEGMENT INFORMATION

We operate in only one business segment, oil and natural gas exploration.  We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.

Summarized below with respect to our three month and six month periods ended June 30, 2004 and 2003 is geographic information relating to:

  revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;

  our net income (loss) from continuing operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated; and

  our net income (loss) from discontinued operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

	United States	Canada	Total

Three Months Ended

June 30, 2004:
Revenues from oil and natural gas production	$-	$4,813	$4,813
Net loss from continuing operations	$-	$(1,011,381)	$(1,011,381)
Net income from discontinued operations	$41,805	$-	$41,805

June 30, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations	$(100,982)	$(259,013)	$(359,995)
Net loss from discontinued operations	$(5,618)	$-	$(5,618)

	United States	Canada	Total

Six Months Ended

June 30, 2004:
Revenues from oil and natural gas production	$-	$21,642	$21,642
Net loss from continuing operations	$-	$(2,040,095)	$(2,040,095)
Net income from discontinued operations	$30,773	$-	$30,773

June 30, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations	$(161,595)	$(593,927)	$(755,522)
Net income from discontinued operations	$192,982	$-	$192,982

Assets As Of	United States	Canada	Total
June 30, 2004	$ -	$2,153,280	$2,153,280
December 31, 2003	$ -	$2,636,124	$2,636,124

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

We now conduct our activities primarily through our wholly owned subsidiary, NXT Energy Canada Inc., which focuses on Canadian and Middle East exploration. We have a division office in the United Arab Emirates. Prior to the sale of our U.S. properties in March of 2003, we also operated through NXT Energy USA Inc. which focused on United States based exploration.  Survey flight activities are conducted through our subsidiary, NXT Aero Canada Inc. The parent company concentrates on improving our SFD survey system and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

Our rights to use our SFD technology arises from the technology agreement that we entered into with Momentum Resources Corporation whereby we have been granted the exclusive worldwide right to use, possess and control the SFD data for hydrocarbon identification and exploration purposes.

Unless otherwise stated, all dollar references in this report are in U.S. dollars.

RESULTS OF OPERATIONS

Operating revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 28 thousand cubic feet (mcf) per day during the quarter ended June 30, 2004.  Revenues, net of royalty expense, for the period were $4,813. The average price received was $4.63 per mcf and the operating cost was $0.57 per mcf.

Operating loss from continuing operations

We incurred an operating loss of $1,011,956 for our quarter ended June 30, 2004, as compared to a loss of $361,389 for the corresponding period in 2003, representing a $650,567 (180%) overall increase.  This increase was attributable to the following changes:

  Administrative costs increased $529,979 (166%) in 2004 compared to the same period in 2003 due to increased costs related to establishing contacts and business relationships in the Middle East;

  Survey operations and support increased by $124,301 (449%) in 2004 compared to 2003. In 2003 there was very little activity but in 2004 we were in the final stages of an extensive series of survey flights in Syria.

Interest income

Interest income is virtually unchanged from the comparable period in 2003.

Income (loss) from discontinued operations

The income from discontinued operations for the quarter ended June 30, 2004 was $41,805 compared to the 2003 loss of $5,618. In 2004 the income is due to the sale of aircraft equipment which had previously been written off. The small loss in 2003 was downward adjustments to revenue estimates for the prior period.

Other comprehensive income

The foreign currency exchange loss of $53,403 for the quarter ended June 30, 2004 was caused by the change in the United States – Canadian currency rates from $1.3113 at March 31, 2004 to $1.3338 at June 30, 2004. The foreign currency exchange income of $179,713 for the same period in 2003 was due to the change in rates from $1.4678 at March 31, 2003 to $1.3475 at June 30, 2003.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations in during the period.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during the quarter ended June 30, 2004 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

In the quarter ended June 30, 2004 we had a net cash outflow of $783,031 compared to the second quarter of 2003 when we had a cash inflow of $532,968. The 2004 results were entirely due to the operating activities use of cash of $794,323 and exchange losses of $53,403 partially offset by funds received from options exercised of $85,991. The 2003 results were due to the net cash from sale of discontinued operations of $714,382 partially offset by funds used in oil and gas expenditures of $241,556 and operating activities of $169,970.

Current Cash Position and Changes in Cash Position

Our cash position as of June 30, 2004 was $526,213 as compared to $1,024,201 as of December 31, 2003. Our cash position as of June 30, 2003 was $962,887 as compared to $585,070 as of December 31, 2002.

Our working capital deficiency of $281,681 as of June 30, 2004 was a decrease of $845,538 compared to working capital of $563,857 as of December 31, 2003. The subscriptions payable of $514,921, which is the main cause of the deficiency, will be extinguished by the issue of shares in the third quarter.

Cash used in operating activities in the quarter ended June 30, 2004 increased by $624,353 (367%) to $794,323 for 2004 as compared to the same period in 2003. The increased cash draws were needed to fund the Syrian survey tests, which continued from the first quarter, as well as the increased administrative costs related to establishing contacts and a business presence in the Middle East.

Financing activities in 2004 generated $71,202 from the exercise of stock options ($85,991), less costs ($14,789) related to the earlier issue of common shares. There was no cash provided by or used in financing activities in 2003.

Investing activities generated cash of $613 for the quarter ended June 30, 2004 as compared to $191,157 used in the quarter ended June 30, 2003. The reason for the decrease was that there was virtually no investing activity in 2004 as we focused our efforts on the Syrian survey test. In 2003 we had invested in oil and gas properties, primarily the Tanaka prospect in British Columbia.

Discontinued operations used  cash of  $7,120 in the quarter for small on-going administrative expenses. The quarter ended June 30, 2003 generated $714,382 of cash from discontinued operations from the sale of the U.S. properties.

Other comprehensive income, specifically currency exchange, was a loss of $53,403 in the quarter ended June 30, 2004 as compared to the gain $179,713 in the quarter ended June 30, 2003. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We have approximately $450,000 in cash on hand as of August 10, 2004 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months.  We will be required to raise additional financing through equity issues, borrowings or property dispositions.

With the completion of the private placement, which is in process, we believe we can maintain a minimal level of operations for approximately twelve months.  At this time, we have capital commitments of $243,000 related to flow-through share obligations. However, if we ramp-up operations, we will be required to raise additional capital to support increased operations.

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

OTHER MATTERS

Foreign Exchange

Foreign currency translation gains or losses are included as a comprehensive income (loss) item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period.  We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect of Inflation

We do not believe that our operating results were unduly affected during the second quarter of 2004 or 2003 by inflation or changing prices.

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

Our success will depend to a significant extent on our ability to engage one or more qualified oil and gas professionals. Our inability to fill these positions could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our internal control over financial reporting are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 12, 2004, NXT completed a private placement of 573,269 units at $2.00 per unit for gross proceeds of $1,143,633. Each unit consisted of one (1) common share and a warrant to purchase an additional share for $2.75, with a term of one (1) year. No underwriters were utilized in this offering. NXT paid finders fees of $80,356 in connection with this offering. The offering was sold to a total of 56 investors, who are employees, former employees and consultants of NXT as well as certain accredited investors introduced to NXT by its management and employees.

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

During the quarter ended June 30, 2004, NXT issued a total of 48,416 common shares in connection with the exercise of outstanding options held by its employees, former employees and consultants. Also during the quarter NXT issued 30,000 common shares for payment of consulting services.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NXT's Annual Meeting of Shareholders was held on June 24, 2004, at which the following items were voted upon:

1. The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Sheikh Al Hassan	13,464,016	-	6,608
Donald Foulkes	13,465,516	-	5,108
Dennis R. Hunter	13,465,516	-	5,108
George Liszicasz	13,465,516	-	5,108
Douglas Rowe	13,465,516	-	5,108
Robert Van Caneghan	13,465,516	-	5,108

2. The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.

Voting Results	For	Against	Abstain
	13,470,424	-	200

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
3.19 (12)

Articles of Continuance for the continuance of the Registrant in the Province of Alberta, filed with the Alberta Registrar of Corporations on October 24, 2003 under the name "Energy Exploration Technologies Inc."

3.20 (12)	Bylaws of Energy Exploration Technologies Inc. dated October 24, 2003
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996

10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz

14(12)	Code of Ethics
21(8)	List of significant subsidiaries
31(13)	Rule 13a-14(a)/15d-14(a) Certification
32(13)	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)

Report captioned "Pinnacle Oil International Inc.-Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.
	(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as filed on November 14, 2004
	(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004.

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

Dated at Calgary, Alberta, this 12th day of August, 2004.

ENERGY EXPLORATION TECHNOLOGIES INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)

EXHIBIT 31

RULE 13A-14(A)/15D-14(A) CERTIFICATION

I, George Liszicasz, certify that:

1. I have reviewed this quarterly report of Energy Exploration Technologies Inc. (the "Registrant")

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

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(d) Disclosed in this report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and to the Registrant's Audit Committee:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 12, 2004

By  /s/ George Liszicasz

Name:

George Liszicasz

Title:

Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Energy Exploration Technologies Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Liszicasz, Chief Executive Officer and interim Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2004

By   /s/ George Liszicasz

Name: George Liszicasz

Title:    Chief Executive Officer and interim Chief

Financial Officer (Principal Executive Officer and

Principal  Accounting Officer)