Form 10-Q
period 2004-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2004-11-22
CIK 1009922

As filed with the Securities and Exchange Commission on November 22, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004; OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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

20,451,742 common shares, no par value, as of October 31, 2004

ENERGY EXPLORATION TECHNOLOGIES INC.

INDEX TO THE FORM 10-Q

For the nine month period ended September 30, 2004

PART I

ITEM 1. FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Balance Sheets

(Unaudited) (expressed in U.S. dollars except share data)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash	$308,151	$1,024,201
Accounts receivable	77,424	76,133
Due from officers and employees	2,037	-
Note receivable from former officer [note 3]	47,050	43,952
Prepaid expenses	59,937	106,622
	494,599	1,250,908

Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,282,708	1,194,406

Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	179,111	190,810
	$1,956,418	$2,636,124

Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$125,135	$136,098
Other accrued liabilities	11,352	78,452
Subscriptions payable [note 6]	377,320	472,501
	513,807	687,051

Contingencies, continuing operations and commitments [notes 1 and 10]

Shareholders' equity
Preferred shares [note 7]
Authorized: unlimited
Issued : Nil	-	-
Common shares
Authorized: unlimited
Issued : 20,400,742 and 19,306,852 at September 30, 2004 and
December 31, 2003, respectively [note 6]	26,494,125	24,527,066
Warrants [notes 6 and 8]	-	-
Accumulated Deficit	(25,275,628)	(22,855,739)
Accumulated other comprehensive income	224,114	277,746
	1,442,611	1,949,073

	$1,956,418	$2,636,124

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Statements Of Loss And Comprehensive Loss

(Unaudited)  (expressed in U.S. dollars except share data)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003

Revenues
Oil and natural gas revenue	$16,181	$-	$37,823	$-
Gain on sale of properties	1,562	-	28,863	-
	17,743	-	66,686	-

Operating expenses
Oil and natural gas operating expenses	1,818	-	4,207	-
Administrative [notes 6 and 11]	418,971	451,226	1,800,709	1,075,626
Depletion and impairment of oil and
natural gas properties [notes 4 and 12]	203	-	541	59,974
Amortization and depreciation [notes 5 and 12]	19,254	15,160	43,880	43,365
Survey operations and support	(6,053)	19,083	675,062	63,906
	434,193	485,469	2,524,399	1,242,871

Operating loss from continuing operations	(416,450)	(485,469)	(2,457,713)	(1,242,871)

Other income (expense)
Interest	831	(1,017)	1,999	-
Other	-	4,767		5,629
	831	3,750	1,999	5,629

Net loss for the period from continuing operations	(415,619)	(481,719)	(2,455,714)	(1,237,242)

Income (loss) from discontinued
operations [note 12]	5,052	(26,660)	35,825	166,322
Net loss for the period	(410,567)	(508,379)	(2,419,889)	(1,070,920)

Other comprehensive income (loss):
Foreign currency translation adjustment	64,413	(13,128)	(53,632)	310,118
Comprehensive loss for the period	$(346,154)	$(521,507)	$(2,473,521)	$(760,802)

Basic and diluted net loss per share from
continuing operations [note 6]	$(0.02)	$(0.03)	$(0.12)	$(0.07)

Basic and diluted loss per share [note 6]	$(0.02)	$(0.03)	$(0.12)	$(0.04)

Weighted average shares outstanding	20,263,608	17,108,516	19,939,469	17,108,516

     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.

Consolidated Statements Of Shareholders' Equity

(Unaudited) (expressed in U.S. dollars except share data)

	Accumulated Other
	Comprehensive	Common Shares		Preferred Shares		Warrants	Accumulated
	Income (loss)	Shares	Amount	Shares	Amount	Number	Amount	Deficit	Total

Beginning balance — December 31, 2002	$(183,769)	16,971,153	$23,365,426	800,000	$730,000	-	-	$(20,041,865)	$3,869,792
Grant and vesting of options to investor
relations consultant [note 11]	-	-	17,048	-	-	-	-	-
Redemption of preferred shares	-	-	-	(800,000)	(730,000)	-	-	-	(730,000)
Issued for cash at $0.40 per share on
September 11, 2003 net of issuance costs		1,875,000	740,815						740,815
Compensation expense related to issuance
of options to employees and directors			89,100
Net loss for the nine months ended
September 30, 2003 on continuing operations	-	-	-	-	-	-	-	(1,237,242)	(1,237,242)
Gain on discontinued operations for the
nine months ended September 30, 2003	-	-	-	-	-	-	-	166,322	166,322
Net other comprehensive income for the
nine months ended September 30, 2003	310,118	-	-	-	-	-	-	-	310,118
Balance — September 30,2003	$126,349	18,846,153	$24,212,389	-	$-	-	-	$(21,112,785)	$3,225,953

Beginning balance — December 31, 2003	$277,746	19,306,852	$24,527,066	-	$-	7,496	-	$(22,855,739)	$1,949,073
Options exercised for cash at prices between
$0.29 and $2.00 per share	-	157,621	194,164	-	-	-	-	-	194,164
Issued for cash at $2.00 per share on
February 12, 2004 net of issuance costs	-	573,269	1,063,277	-	-	604,331	-	-	1,063,277
Issued for services at $1.80 per share on
April 18,2004	-	30,000	54,000	-	-	-	-	-	54,000
Issued for services at $2.00 per share on
July 22, 2004		200,000	400,000						400,000
Issued for cash at $2.00 per share on
July 22, 2004 net of issuance costs		55,000	109,853			60,680			109,853
Issued for cash at $2.00 per share on
Sept 10, 2004 net of issuance costs		78,000	145,765			44,960			145,765
Net loss for the nine months ended
September 30, 2004 on continuing operations	-	-	-	-	-	-	-	(2,455,714)	(2,455,714)
Loss from discontinued operations for the
nine months ended September 30, 2004	-	-	-	-	-	-	-	35,825	35,825
Net other comprehensive loss for the
nine months ended September 30, 2004	(53,632)	-	-	-	-	-	-	-	(53,632)
Balance — September 30,2004	$224,114	20,400,742	$26,494,124	-	$-	717,467	-	$(25,275,628)	$1,442,611

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash flow
(Unaudited) (expressed in U.S. dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003

Operating activities
Net loss for the period from continuing operations	$(415,619)	$(481,719)	$(2,455,714)	$(1,237,242)
Amortization and depreciation of other property
and equipment	19,254	15,160	43,880	43,365
Depletion and impairment of oil and natural gas properties	203	-	541	59,975
Consulting costs settled by issuance of common stock
and options	-	-	54,000	17,048
Gain on sale of oil and natural gas properties	(1,562)	21	(28,863)	(12,003)
Changes in non-cash working capital
Accounts receivable	17,629	(60,729)	47,634	182,943
Interest accrued on loan to former employee	(3,156)	(497)	(3,098)	(7,432)
Due from officers and employees	11,771	2,921	(2,037)	2,998
Prepaid expenses and other	21,614	(19,364)	46,685	9,548
Trade payables	(339,664)	21,163	(10,963)	101,257
Other accrued liabilities	(56,128)	(16,495)	(67,100)	(47,966)
Compensation settled with options	-	89,100	-	89,100
Net cash used by operating activities	(745,658)	(450,439)	(2,375,035)	(798,409)

Financing activities
Funds raised through the sale of common shares,
net of issuance costs	655,617	740,815	1,718,894	740,815
Funds raised through the exercise of options	27,067	-	194,164	-
Subscriptions payable	(137,601)	-	(95,181)	-
Net cash generated by financing activities	545,083	740,815	1,817,877	740,815

Investing activities
Funds invested in other property and equipment	(16,293)	(4,100)	(32,721)	(45,763)
Proceeds on sale of other property and equipment	-	-	-	1,916
Funds received (invested) in oil and natural gas properties	(72,292)	(221,005)	(89,597)	(601,470)
Proceeds on sale of oil and natural gas properties	1,633	(150)	30,158	86,125
Net cash generated (used ) by investing activities	(86,952)	(225,255)	(92,160)	(559,192)

Net cash generated (used) by discontinued operations	5,025	(5,591)	(13,100)	730,888

Effect of net other comprehensive income (loss)	64,413	(13,128)	(53,632)	310,117

Net cash inflow (outflow)	(218,062)	46,402	(716,050)	424,219

Cash, beginning of period	526,213	962,887	1,024,201	585,070

Cash, end of period	$308,151	$1,009,289	$308,151	$1,009,289

Non cash discontinued operations
Aircraft parts sold for credit with airplane
leasing company	$-	$-	$48,925	$-
Cash paid for taxes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-

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

These consolidated financial statements are prepared using generally accepted accounting principles in the United States of America that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as going concern.

In the nine months ended September 30, 2004, we incurred a loss of $2,473,521, have an accumulated deficit of $25,275,628  and have a working capital deficiency of $19,208 as at the end of the period. We have capital comments of $203,400 related to flow-through share obligations that must be met in 2004 and an additional $72,000 that must be utilized by the end of 2005. We have identified an investment opportunity that will utilize $208,553 of that flow-through share obligation in 2004, leaving us with a balance of $66,847 to be utilized by the end of 2005.

We expect to continue incurring net losses from operation and have negative operating cash flows until we can secure revenue generating activities. These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken the following measures to ensure the ongoing viability of the company:

  On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN. On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 USD. On November 17, 2004, we entered into an additional loan agreement with  Mr. Liszicasz and borrowed a further $100,000 CDN. These agreements provide that the loans accrue ineterest at the rate of  0.58% per month (7.0% per annum). On November 19, 2004, we entered into a loan agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005.  In consideration of these loan agreements, we have pledged the title and interest of the company in the Stress Field Detectors to Mr. Liszcasz.

  On November 20, 2004, we received a subscription agreement from one of the members of our Board of Directors, His Highness, Sheikh Al Hassin Bin Ali Bin Rashid Al Nuaimi, to purchase 250,000 units at a price of $2.00 per unit.  Each unit consists of one common share and a warrant to purchase one additional common share for $2.75 within the next year.  We expect to close on this subscription agreement and receive the committed funds by November 29, 2004.

  We have undertaken a variety of cost reduction activities including but not limited to termination of contract employees, reduction of officer's salary and reduction of corporate travel.

There is no assurance we will be able to successfully close the subscription agreement or secure other sources of financing at terms acceptable to us.  In this event, it is unlikely we will be able to meet our obligations beginning in February 2005 and we may be forced to cease operations and liquidate our assets.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared these consolidated financial statements for our three month and nine month interim periods as at September 30, 2004 and ended September 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2003.

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

The following table illustrates the effect of net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30,
	2004	2003	2004	2003
Net loss for the period as reported	$(346,154)	$(521,507)	$(2,473,521)	$(760,802)
Add: Stock-based employee compensation expense,
included in reported net loss	-	89,100	-	89,100
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards	(60,939)	(128,490)	(182,817)	(385,470)
Pro forma net loss for the period	$(407,093)	$(560,897)	$(2,656,338)	$(1,057,172)

Loss per share
Basic and Diluted-as reported	$(0.02)	$(0.03)	$(0.12)	$(0.04)
Pro forma basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.13)	$(0.06)

Accounting for Asset Retirement Obligations

In September 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS 143 by oil and gas producing companies following the full cost accounting method.  SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double-counting the expected future cash outlaws associated with asset retirement obligations, required disclosures relating to the interaction of SFAS 143 and the full cost rules, and the impact of SFAS 143 on the calculation of depreciation, depletion and amortization. This has no impact on our company at this time.

3.

NOTE RECEIVABLE FROM OFFICER

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta.  The interest rate averaged 5%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002 and we are pursuing repayment of the note

4.

OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the nine months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003:

	Nine Months		As of
	Ended September 30		September 30	December 31
	2004	2003	2004	2003

Acquisition costs	$90,137	$326,947	$1,748,483	$1,658,346
Exploration costs	-	598,137	8,257,804	8,257,804
Development Costs	-	-	83,234	83,234
Oil and natural gas properties	90,137	925,084	10,089,521	9,999,384
Less impairment	-	(352,054)	(6,977,395)	(6,977,395)
Less dispositions	(1,294)	(1,362,770)	(1,671,464)	(1,670,170)
Less depletion	(541)	(16,384)	(157,954)	(157,413)
Net oil and natural gas properties	$88,302	$(806,124)	$1,282,708	$1,194,406

Net oil and natural gas property costs at September 30, 2004 and December 31, 2003 are all Canadian unproved properties.  At September 30, 2004 there were no impairments of our Canadian full cost center.

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

5.

OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of September 30, 2004 and December 31, 2003:

	September 30	December 31
	2004	2003

Computer and SFD equipment	$342,872	$330,596
Computer and SFD software	148,651	142,238
Equipment	86,410	86,046
Furniture and fixtures	212,086	187,588
Leasehold improvements	245,072	238,475
SFD survey system (including software)	133,723	127,845
Tools	1,949	1,897
Vehicle	18,828	18,828
Flight Equipment	1,419	1,380
Other property and equipment	1,191,010	1,134,893
Less accumulated depreciation, amortization and impairment	(1,011,899)	(944,083)
Net other property and equipment	$179,111	$190,810

6.

COMMON SHARES

The loss per share is presented in accordance with the provision of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three and nine months ended September 30, 2004 and 2003 because the company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

In calculating diluted earnings per common share for the nine month periods ended September 30, 2004 and 2003, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, outstanding stock options and warrants were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.  Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders’ fees. In addition, we had also received $377,320 in gross proceeds at September 30, 2004 for which shares had not been issued at September 30, 2004 and this amount is shown as subscriptions payable on the balance sheet.

On April 18, 2004 we issued 30,000 common shares in full payment of an invoice for $54,000 for services provided by a consultant to NXT to assist us with corporate strategy and planning.

On July 22, 2004, we issued 200,000 common shares in full payment of an invoice for $400,000 for services to establish a branch office in the United Arab Emirates and market the company’s SFD Technology in the region.

On July 22, 2004, we raised $264,245 in gross proceeds through a private placement of 133,000 units.  Each unit consisted of a commons hare at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.  Net proceeds to our company were $255,618 after deducting $8,627 in offering expenses and finder’s fees.

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

8.

PERFORMANCE WARRANTS

On August 1, 1996, we granted Momentum Resources Corporation a performance-based contractual right to acquire NXT warrants in connection with our use of the SFD Technology for hydrocarbon exploration.  The initial term of the contract with Momentum Resources expires on December 31, 2005 and  can be cancelled by NXT providing written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term.   Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of September 30, 2004.

9.

EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as of September 30, 2004:

			As of September 30, 2004
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested

Independent Grants
	January 4, 2001	$2.00	15,000	15,000
	June 24, 2003	$0.38	75,000	75,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	6,000
	January 4, 2001	$2.00	170,000	164,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	15,000
	August 13, 2002	$0.38	46,668	13,333
	September 20, 2002	$0.29	6,000	3,333
	March 27, 2003	$0.14	60,000	20,000
	September 8, 2003	$0.43	225,001	45,000
	August 12, 2004	$2.15	210,000	-

1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	-

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	15,000	15,000
	April 17, 2000	$2.00	30,000	30,000
	August 13, 2002	$0.38	120,000	79,999
	September 20, 2002	$0.29	10,000	6,666
	September 8, 2003	$0.43	160,000	53,332
	August 12, 2004	$2.15	40,000	-

2003 Plan
	August 12, 2004	$2.15	25,000	-

			1,442,669	661,663

The employee options outstanding as of September 30, 2004 will vest over the next three years, based upon the continued provision of services as an employee or consultant. The options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

10.

COMMITMENTS AND CONTINGENCIES

We have a sub-lease which ends January 31, 2005.  The space is approximately 6,600 square feet and our monthly cost is about $13,100 CDN. We have decided to seek an extension of our sub-lease through to the end of the term of the “head lease”, which ends January 31, 2006.

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

We believe that the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending the claim.

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

Neither we nor our subsidiary, NXT Energy Canada Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim. The legal process is continuing and an Examination for Discovery will be held on Monday, November 29, 2004.

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

The gain in 2004 from discontinued operations amounted to $35,825 and was a gain on the sale of aircraft equipment, which had previously been written off.

13.

SEGMENT INFORMATION

We operate in only one business segment, oil and natural gas exploration.  We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.

Summarized below with respect to our three month and nine month periods ended September 30, 2004 and 2003 is geographic information relating to:

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

	United States	Canada	Total
Three Months Ended

September 30, 2004:
Revenues from oil and natural gas production	$-	$16,181	$16,181
Net loss from continuing operations	$-	$(415,619)	$(415,619)
Net income from discontinued operations	$5,052	$-	$5,052

September 30, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations	$(199,060)	$(282,659)	$(481,719)
Loss from discontinued operations	$(26,660)	$-	$(26,660)

Nine Months Ended

September 30, 2004:
Revenues from oil and natural gas production	$-	$37,823	$37,823
Net loss from continuing operations	$-	$(2,455,714)	$(2,455,714)
Income from discontinued operations	$35,825	$-	$35,825

September 30, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations	$(360,656)	$(876,586)	$(1,237,242)
Income from discontinued operations	$166,322	$-	$166,322

Summarized below is geographic information relating to our assets as of September 30, 2004 and December 31, 2003, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
September 30, 2004:	$ -	$1,956,418	$1,956,418
December 31, 2003	$ -	$2,636,124	$2,636,124

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

We use the airborne SFD technology to survey large exploration areas from leased aircraft at speeds of approximately 200 mph. The interpretation of the SFD sensor signals identifies and prioritize oil and gas prospects for further evaluation and potential drilling.  The Company utilizes leased aircraft for the purpose of conducting the SFD surveys. Our survey equipment racks have been aircraft type certified by the Canadian Ministry of Transport for both the Piper Cheyenne and Piaggio aircraft models.

In March 2004 NXT successfully completed a SFD survey technology evaluation test in cooperation with the Syrian Petroleum Company (“SPC”).  The objective of the SFD survey technology evaluation test was to demonstrate that the technology could perform in new geological and logistical environments.  We completed the acquisition, processing and interpretation of the SFD survey in 32 days.  The survey covered 23,800 square miles (61,000 km²) with 3,625 miles (5,800 km) of survey.  SPC agreed to compare the results of NXT’s SFD signal interpretation with their internal information and databases of the location and size geologically identified structures and producing oil and gas fields.  NXT provided the location and size of “Prospect Areas” and geological structures from our interpretation of the SFD signal data.  We defined “Prospect Areas” as having the highest potential for hydrocarbon bearing reservoirs.  The results of the comparison are that 92% of the drilled “Prospect Areas” coincided with existing and producing oil and gas fields.  The SFD survey grid was designed by SPC to pass over 137 structures whose location was known only to SPC.  The results obtained in Syria supported the results of successful field tests for independent geologist and joint venture partners conducted in North America.  Once the location of potential hydrocarbon deposits are identified through the analysis and interpretation of the SFD data, the company uses conventional geophysical technologies to further confirm and qualify the prospects prior to selection of drilling sites.

We now conduct our activities primarily through our wholly owned subsidiary, NXT Energy Canada Inc., which focuses on Canadian and Middle East exploration. We have a division office in the United Arab Emirates, which is staffed by one consultant. Prior to the sale of our U.S. properties in March of 2003, we also operated through NXT Energy USA Inc. which focused on United States based exploration.  Survey flight activities are conducted through our subsidiary, NXT Aero Canada Inc. The parent company concentrates on improving our SFD survey system and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

Our rights to use our SFD technology arises from the technology agreement that we entered into with Momentum Resources Corporation in 1996 and the subsequent development by NXT of the second generation of operational SFD sensors.  We use the SFD technology on an exclusive worldwide basis to use, possess and control the SFD data for hydrocarbon identification and exploration purposes.

Unless otherwise stated, all dollar references in this report are in U.S. dollars.

RESULTS OF OPERATIONS

Operating revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 35 thousand cubic feet (mcf) per day during the quarter ended September 30, 2004.  Revenues, net of royalty expense, for the period were $16,181. The average price received was $4.66 per mcf and the operating cost was $0.65 per mcf.

Operating loss from continuing operations

We incurred an operating loss of $416,450 for our quarter ended September 30, 2004, as compared to a loss of $485,469 for the corresponding period in 2003, representing a $69,019 (14%) overall decrease.  This decrease was attributable to the following changes:

  Administrative costs decreased $32,255 (7%) in 2004 compared to the same period in 2003 due to the completion of the continuance of Energy Exploration Technologies Inc. into Alberta.

  Survey operations and support decreased by $25,136 (132%) in 2004 compared to 2003.  In the third quarter of 2004 there was no survey flights completed, but in 2003 we had completed a small survey flight.

Interest income

Interest income for the quarter ended September 30, 2004 was $831 compared to the 2003 loss of $1,017.  This increase is attributable to the interest received on the money held in escrow for the prepaid rent on our office space.

Income (loss) from discontinued operations

The income from discontinued operations for the quarter ended September 30, 2004 was $5,052 compared to the 2003 loss of $26,660. In 2004 the income is due to the sale of aircraft equipment which had previously been written off. The loss in 2003 was attributable to our write-off of the remaining aircraft equipment held for sale.

Other comprehensive income

The foreign currency exchange gain of $64,413 for the quarter ended September 30, 2004 was caused by the change in the United States – Canadian currency rates from $1.3338 at June 30, 2004 to $1.2616 at September 30, 2004. The foreign currency exchange loss of $13,128 for the same period in 2003 was due to the change in rates from $1.3475 at June 30, 2003 to $1.3499 at September 30, 2003.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations in during the period.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

On November 3, 2004 we entered into a loan agreement with our CEO and largest shareholder, Mr. George Lizicasz in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 USD.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN.  These agreements provide that the loans accrue interest at a rate of 0.58% per month (7.0% per annum).  On November 19, 2004, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005.   In consideration of these loan agreements, we have pledged the title and interest of the company in the Stress Field Detectors to Mr. Liszicasz

On November 20, 2004, we received a subscription agreement from one of the members opf our Board of Directors, His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi, to purchase 250,000 units at a priceof $2.00 per unit.  Each unit consists of one common share and a warrant to purchase one additional common share for $2.75 within the next year.  We expect to close on this subscription agreement and receive the committed funds by November 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

In the quarter ended September 30, 2004 we had a net cash outflow of $218,062 compared to the third quarter of 2003 when we had a cash inflow of $46,402. The 2004 results were entirely due to the operating activities use of cash of $883,259, and the effects of the fluctuations in foreign exchange on the oil and gas properties book values in 2004 of $72,292, partially offset by funds received from options exercised of $27,067, the funds received from the issuance of shares of $655,617 and exchange gains of $64,413. The 2003 results were due to the funds received from the private placement of $740,815, partially offset by the operating activities of $450,439 and the funds invested in Canadian oil and natural gas properties of $221,005.  Net cash used by our operating activities during the three month period ended September 30, 2004 of $883,259 was an increase of $432,820 over the same period from 2003 and was caused by the reduction of current liabilities.

Current Cash Position and Changes in Cash Position

Our cash position as of September 30, 2004 was $308,151 as compared to $1,024,201 as of December 31, 2003.  This decrease in our cash position was attributable to the cash used in operating activities of $2,470,216, cash increase from financing activities of $1,913,058, net cash used in investing activities of $92,160, net cash used by discontinued operations of $13,100 and the net comprehensive loss of $53,632. Our cash position as of September 30, 2003 was $1,009,289 as compared to $585,070 as of December 31, 2002.

Our working capital deficiency of $19,208 as of September 30, 2004 was a decrease of $583,065 compared to working capital of $563,857 as of December 31, 2003. The subscriptions payable of $377,320, which is the main cause of the deficiency, will be extinguished by the issue of shares in the fourth quarter.

Cash used in operating activities in the quarter ended September 30, 2004 increased by $432,820 (96%) to $883,259 for 2004 as compared to the same period in 2003. The increased cash draws were attributable to the reduction of current liabilities.

Financing activities in 2004 generated $655,617 from the issue of common shares and $27,067 from the exercise of stock options, compared to financing activities in 2003, which generated $740,815 from the issue of common shares.

Investing activities used cash of $86,592 for the quarter ended September 30, 2004 as compared to $225,255 used in the quarter ended September 30, 2003. The reason for the increase was attributable to the effects of fluctuations in foreign exchange on the oil and gas properties book values in 2004.  In 2003 we had invested in oil and natural gas properties.

Discontinued operations generated cash of  $5,025 in the quarter for the actual billing as compared to the tax accruals.  The quarter ended September 30, 2003 used $5,591 of cash from discontinued operations for small on-going administrative expenses.

Other comprehensive income, specifically currency exchange, was a gain of $64,413 in the quarter ended September 30, 2004 as compared to the loss $13,128 in the quarter ended September 30, 2003. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We have approximately $107,000 in cash on hand as of November 10, 2004 to fund our plans and to contribute toward our administration, operational and research and development requirements for the next twelve months.  We will be required to raise additional financing through equity issues, borrowings or property dispositions.

These consolidated financials statements are prepared using generally accepted accounting principles in the United States of America that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities of liabilities in the normal course of operations.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and obtain the necessary financing to meet our obligation and repay liabilities arising from normal business operations, when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  These consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

In nine months ended September, 2004 we incurred a loss of $2,473,52, have an accumulated deficit of $25,275,628, and have a working capital deficiency of $19,208 as at the end of the period.  We have capital commitments of $203,400 related to flow-through share obligations that must be met in 2004 and an additional $72,000 that must be utilized by the end of 2005.  We have identified an investment opportunity that will utilize $208,553 of that flow-through share obligation in 2004, leaving us with a balance of $66,847 to be utilized by the end of 2005.

We expect to continue incurring net losses from operation and have negative operating cash flows until we can secure revenue generating activities. These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken the following measures to ensure the ongoing viability of the company:

  On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, George Liszicasz, in which we borrowed $250,000 CDN. On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 USD. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum) On November 19, 2004, we entered into a loan agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005.  In consideration of these loan agreements, we have pledged the title and interest of the company in the Stress Field Detectors to Mr. Liszicasz.

  On November 20, 2004 we received a subscription agreement from one of the members of our Board of Directors, His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi, to purchase 250,000 units at a price of $2.00 per unit.  Each unit consists of one common share and a warrant to purchase one additional share for $2.75 within the next year.  We expect to close on this subscription agreement and receive the committed funds by November 29, 2004.

  We have undertaken a variety of cost reduction activities including but not limited to termination of contract employees, reduction of officer's salary  and reduction of  corporate travel.

There is no assurance we will be able to successfully close the subscription agreement or secure other sources of financing at terms acceptable to us.  In this event, it is unlikely we will be able to meet our obligations beginning in February 2005 and we may be forced to cease operations and liquidate our assets

Summarized below are the capital commitments:

	Payments due by period

		Less than 1	1-3
Contractual Obligations	Total ($)	year	years
Flow-Through Share Issuance	275,400	203,400	72,000
Loan from Officer/Shareholder	314,949	314,949	-

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

Effect of Inflation

We do not believe that our operating results were unduly affected during the third quarter of 2004 or 2003 by inflation or changing prices.

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

CURRENCY FLUCTUATIONS

We currently hold the bulk of our cash in Canadian currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. Until early 2003 we operated primarily in U.S. dollars but the sale of the U.S. properties means that our transactions are mainly in Canadian dollars. This can result in gains or losses in our reported consolidated financial condition and results of operations. However, we are planning to expand our operations in the international markets and the U.S. dollar is the standard functional currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time.  We have not previously engaged in activities to mitigate the effects of foreign currency. At our current levels of activity, a U.S. $0.01 change in the U.S. / Canadian exchange rate will have very little impact on our net income.

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

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our internal control over financial reporting are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

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

During our most recently completed fiscal quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT.  At the time of the filing of this suit, Mr. Stinson was a major shareholder of our common stock.  He is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.  Mr. Stinson was seeking, among other things, damages in the amount of $1,614,750 and an injunction directing NXT to instruct our transfer agent to immediately remove the legend from Mr. Stinson’s shares.  On December 10, 2002, we filed our Statement of Defence.  On July 14, 2003, we received notice that the plaintiff had dropped all claims except for a claim for $74,750 plus interest for compensation under a consulting agreement.

We believe that the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending the claim.

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

Neither we, nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and are seeking an expeditious dismissal of the claim.  The legal process is continuing and an Examination for Discovery will be held on Monday, November 29, 2004.

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

On July 22, 2004, NXT raised $264,245 in gross proceeds through a private placement of 133,000 units.  Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.  No underwriters were utilized in this offering.  NXT paid finders fees of $8,480 in connection with this offering.  The offerings were sold to a total of 18 investors, who are employees, former employees and consultants of NXT as well as certain accredited investors introduced to NXT by its management and employees.

Of the 706,269 units sold, 380,269 were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Of the remaining 326,000 units, such units were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   OTHER INFORMATION

None.

ITEM 5.   EXHIBITS

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

3.20 (12)	Bylaws of Energy Exploration Technologies Inc. dated October 24, 2003
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999

10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
10.42 (14)	Interim Operating Agreement dated August 25, 2004, by and between NXT and Mr. George Liszicasz, Nxt's CEO and President
10.43 (14)	Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT's CEO and President
10.44	Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Lisicasz.
10.45	Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Lisicasz.
10.46	Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Lisicasz.
10.47	Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George Lisicasz.
14(13)	Code of Ethics
21(8)	List of significant subsidiaries
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
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
(7) Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
(8) Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.

(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.
(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as filed on November 14, 2004
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004
(14)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 22th day of November, 2004.

ENERGY EXPLORATION TECHNOLOGIES INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer and principal accounting officer)