Form 10-Q/A
period 2004-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-01-12
CIK 1009922

As filed with the Securities and Exchange Commission on December 29, 2004.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

2

ITEM 1 -

FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,009,289	$ 585,070
Accounts receivable	145,231	328,174
Due from officers and employees	2,006	5,004
Prepaid expenses and other	63,767	73,315
Note receivable from officer [note 4]	41,644	34,212
	1,261,937	1,025,775

Aircraft and flight equipment held for sale [notes 2 and 5]	-	22,985
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [notes 2 and 6]	1,957,795	2,763,919
Other property and equipment, net of accumulated depreciation,
amortization and impairment [notes 2 and 7]	208,545	206,146
	$ 3,428,277	$ 4,018,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$ 164,963	$ 68,555
Wages and employee benefits payable	10,587	5,738
Other accrued liabilities	26,774	74,740
	202,324	149,033

Contingencies, continuing operations and commitments [notes 1 and 12]	—	—
Shareholders' equity:
Series 'A' convertible preferred stock; par value $0.001 per share:
liquidation preference $7.50 per share
800,000 shares authorized
Nil shares issued as of September 30, 2003 and
800,000 shares issued as of December 31, 2002 [note 9]	—	800
Common stock, par value $0.001 per share:
50,000,000 shares authorized; 18,846,153 shares issued as of
September 30, 2003 and 16,971,153 shares issued as of December 31, 2002	18,846	16,971
Additional paid-in capital	24,193,543	24,077,655
Accumulated deficit	(21,112,785)	(20,041,865)
Accumulated other comprehensive income (loss)	126,349	(183,769)
	3,225,953	3,869,792
	$ 3,428,277	$ 4,018,825

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Oil and natural gas revenue	$ -	$ 6,500	$ -	$ 75,439
Operating expenses:
Oil and natural gas operating expenses	-	-	-	8,533
Administrative [note 13]	451,226	348,722	1,074,911	1,139,624
Depletion and impairment of oil and natural gas properties [notes 2 and 6]	-	(880)	59,973	201,714
Amortization and depreciation [notes 2 and 7]	15,160	71,166	43,365	138,626
Research and development [note 2]	-	179	716	142,822
Survey operations and support [note 2]	19,083	292	63,906	41
	485,469	419,479	1,242,871	1,631,360

Operating loss from continuing operations	(485,469)	(412,979)	(1,242,871)	(1,555,921)

Other income (expense)	3,750	44,892	5,629	130,401

Net loss for the period from continuing operations	(481,719)	(368,087)	(1,237,242)	(1,425,520)
Income (loss) from discontinued operations [note 3]	(26,660)	(71,119)	166,322	(596,937)
Net loss for the period	(508,379)	(439,206)	(1,070,920)	(2,022,457)
Other comprehensive income
Foreign currency translation adjustment	(13,128)	(93,142)	310,118	18,584
Comprehensive loss for the period	$ (521,507)	$ (532,348)	$ (760,802)	$ (2,003,873)
Basic and diluted loss per share [note 2]	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.12)
Weighted average shares outstanding	17,108,516	16,971,153	17,108,516	16,971,153

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (expressed in U.S. dollars)

	Accumulated			Series 'A'		Additional
	Other	Common Stock		Convertible		Paid-in	Accumulated
	Comprehensive			Preferred Stock		Capital	Deficit
	Income (Loss)
		Shares	Amount	Shares	Amount
	(unaudited)
Beginning balance — December 31, 2001	$(222,980)	16,971,153	$16,971	800,000	$800	$24,043,439	$(14,365,745)
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	-	25,688	—
Net loss for the nine months ended
September 30, 2002 from continuing
Operations	—	—	—	—	-	—	(1,425,520)
Loss on discontinued operations for the
nine months ended September 30, 2002	—	—	—	—	-	—	(596,937)
Net other comprehensive income for the
nine months ended September 30, 2002	18,584	—	—	—	-	—	—
Balance — September 30,2002	$(204,396)	16,971,153	$16,971	800,000	$800	$24,069,127	$(16,388,202)

Beginning balance — December 31, 2002	$(183,769)	16,971,153	$16,971	800,000	$800	$24,077,655	$(20,041,865)
Issued for cash at $0.40 per share on
Sept 11, 2003, net of issuance costs		1,875,000	1,875			738,940
Grant and vesting of options to investor
relations consultant (note 13)	—	—	—	—	-	17,048	—
Compensation expense related to issuance of
options to employees and directors						89,100
Redemption of preferred shares				(800,000)	(800)	(729,200)	—
Net loss for the nine months ended
September 30, 2003 on continuing
operations	—	—	—	—	-	—	(1,237,242)
Income from discontinued operations for
the nine months ended September 30, 2003	—	—	—	—	-	—	166,322
Net other comprehensive income for the
nine months ended September 30, 2003
	310,118	—	—	—	-	—	—
Balance — September 30, 2003	$126,349	18,846,153	$18,846	—	$ -	$24,193,543	$(21,112,785)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity

ENERGY EXPLORATION TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited) (expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Operating activities:
Net loss for the period from continuing operations	$ (481,719)	$ (368,087)	$(1,237,242)	$(1,425,520)
Amortization and depreciation of other property and equipment	15,160	71,166	43,365	138,626
Depletion and impairment of oil and natural gas properties	2	(880)	59,975	201,714
Gain on sale of oil and natural gas properties	21	(42,046)	(12,003)	(42,046)
Changes in non-cash working capital:
Accounts receivable	(60,729)	(383,761)	182,943	(363,482)
Due from officers and employees	2,921	(1,117)	2,998	(5,230)
Prepaid expenses and other	(19,364)	1,409	9,548	(15,673)
Trade payables	33,345	(320,324)	96,408	(404,622)
Wages and employee benefits payable	(12,182)	2,935	4,849	(8,236)
Other accrued liabilities	(16,495)	(29,871)	(47,966)	(133,636)
Consulting costs settled by issuance of common stock and
options	-	8,528	17,048	25,688
Compensation costs settled by issuance of options	89,100	-	89,100	-
	(449,940)	(1,062,048)	(790,977)	(2,032,417)

Financing activities
Funds raised through sale of common stock, net of issuance costs	740,815	-	740,815	-
	740,815	-	740,815	-

Investing activities:
Funds invested in other property and equipment	(4,102)	-	(45,764)	(61)
Proceeds on sale of other property and equipment	-	21,999	1,916	-
Funds invested in oil and natural gas properties	(221,005)	(59,363)	(601,470)	(408,264)
Proceeds on sale of oil and natural gas properties	(150)	199,326	86,125	199,326
Interest accrued on loan to former employee	(497)	1,095	(7,432)	(1,446)
Accrued oil and natural gas property costs and trade payables	-	333,687	-	(11,530)
	(225,754)	496,744	(566,625)	(221,975)

Net cash generated by (used in) discontinued operations	(5,591)	(628,675)	730,888	(191,995)

Effect of net other comprehensive income	(13,128)	(93,142)	310,118	18,584

Net cash inflow (outflow)	46,402	(1,287,121)	424,219	(2,427,803)
Cash and cash equivalents position, beginning of period	962,887	1,853,926	585,070	2,994,608
Cash and cash equivalents position, end of period	$ 1,009,289	$ 566,805	$ 1,009,289	$ 566,805

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

(1)Effective January 4, 2001, the recipients elected to cancel these original grants and to receive new options generally having the same terms as the original grant, except that the exercise price for the new options would be fixed at the closing price for NXT common shares as of July 5, 2001, subsequently determined to be $2.00.

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

3.20	Bylaws of Energy Exploration Technologies Inc. dated October 24 , 2003
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.6 (8)	SFD Technology License Agreement with Momentum Resources Corporation dated December 31, 2000
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997

10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (9)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (9)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (9)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (9)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (9)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41 (11)	Employment Agreement dated December 1, 2002 with George Liszicasz
21 (8)	List of significant subsidiaries
31	Rule 13a-14(a)/15d-14(a) Certification
32 (12)	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and

Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)	Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (SEC File No. 0-24027)
(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (SEC File No. 333-89251) as filed on March 31, 1999
(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
(10)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003.
(12)	Previously filed by our company as part of our Amended Quarterly Report on Form 10-K for the quarter ended June 30, 2003, as filed on June 17, 2004.

b)  Reports on Form 8-K

1)

On July 10, 2003, the Company filed a Current Report on Form 8-K dated July 8, 2003, announcing its plans to proceed with a series of private placements over the next 12 to 18 months for up to $10,000,000.

2)	Form 8-K filed November 5, 2003 reporting shareholder approval of NXT’s re-incorporation from the State of Nevada to the Province of Alberta, Canada

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended quarterly report on Form 10-Q/A, Amendment No. 2, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 29th day of December 2004.

ENERGY EXPLORATION TECHNOLOGIES

By:/s/ George Liszicasz

Name: George Liszicasz
Title: Chief Executive Officer (principal executive officer and principal accounting officer)