Form 10-K
period 2004-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-04-15
CIK 1009922

As filed with the Securities and Exchange Commission on April 15, 2005

UNITED STATES
Securities And Exchange Commission
Washington, D.C. 20549
_________________
FORM 10-K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $31,469,879 based upon the closing price per share of the registrant's common shares of $2.15 on that date.

The number of shares outstanding of the registrant's common stock as of March 18, 2005: 21,315,077 shares.

Advisement

Our reporting currency is the United States of America dollar. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of December 31, 2004, was CDN $1.2020 to U.S. $1. For information relative to the conversion of Canadian amounts into US dollars, see the section contained in explanatory Note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

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

PART I

Item 1. Business

Overview

Energy Exploration Technologies Inc. (referred to herein as the “Company”, NXT, “we”, “us” and “our”) is a technology company focused on using its proprietary Stress Field Detector (SFD) technology for oil and gas exploration. NXT utilizes the SFD technology invented by George Liszicasz, our CEO, President and largest shareholder. The SFD technology is a remote-sensing airborne survey technology comprised of SFD sensors, integrated electronic data acquisition, processing and interpretation subsystems and software. Our principal executive offices are located at 700, 840 - 7 Avenue SW, Calgary, Alberta, Canada and our telephone number is (403) 264-7020.

We use the airborne SFD technology to survey large exploration areas from leased aircraft at speeds of approximately 200 mph to identify and prioritize oil and gas prospects for further evaluation using conventional exploration technologies of seismic and drilling. Our SFD technology affords us the relatively inexpensive ability to acquire, analyze and interpret data on potential hydrocarbon prospects in a matter of days or weeks, as compared to months or years for other wide-area exploration activities. These advantages can dramatically reduce finding costs and the time required to identify oil and gas prospects. Once SFD prospects are identified, highly focused conventional geological and geophysical methods are employed to evaluate the potential commercial viability of the prospects. Total finding costs include SFD survey, seismic data acquisition and interpretation, purchasing mineral rights and drilling and completing exploration wells.

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

Corporate History

We were initially incorporated in the State of Nevada on September 27, 1994 under the name Auric Mining Corporation. In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock. As a consequence of this reverse acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock.

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

On October 24, 2003 our shareholders, at a special shareholders’ meeting, approved the continuance of the company from the State of Nevada to the Province of Alberta, Canada. At that time we modified our name to Energy Exploration Technologies Inc.

Corporate Objective

NXT will use the proprietary SFD technology to become a technology leader in oil and gas exploration. As we enter the commercialization stage of the SFD technology development, we must acquire projects and business opportunities that build the credibility of the SFD technology and develop NXT’s ability to deliver quality oil and gas exploration Prospect Areas.

Business Strategy

Our primary objective is the achievement of profitability and self-sustaining growth:

•	through the development or sale of our current inventory of properties;
•	by providing SFD survey services to third parties on a fee for service basis;
•	by using the SFD survey technology to identify oil and gas prospects that have the potential to justify the acquisition of mineral rights for oil and gas developments;
•	through the use of conventional exploration technologies to confirm the oil and gas prospects identified with the SFD survey technology;
•	by either directly participating in the selection of drilling locations or joint venturing with partners who will earn an interest by drilling the prospects at their cost and risk; and
•	by the monetization of the properties as they reach the development stage.

We believe that by successfully exploiting our SFD technology we will be able to achieve market acceptance and access to additional capital to fund the exploration, land acquisition and drilling efforts that will be necessary to sustain our future growth and expansion.

Stress Field Detector Technology

Summary

The SFD sensor is a passive transducer that responds to the energy emitted by stress fields associated with significant subsurface tectonic events, which are in turn, associated with the trapping mechanisms for oil and natural gas and the presence of fluids (oil natural gas or water) in those traps. The exact nature of the energy field, which the sensor responds to and referred to as Stress Induced Energy field is under study and is not well understood. According to the Inventor, George Liszicasz, who is also our President, CEO and largest shareholder, this naturally occurring energy field is inherently linked to materials that are subject to stresses caused by subsurface tectonic events (geomechanical stresses). We have a substantial body of empirical evidence arising from our SFD surveys in Canada and the United States that shows a strong correlation between the observed response of the SFD Sensors with the development of oil and gas trapping mechanisms.

The following is a summary of some of the key elements of the development and status of the SFD technology.

Identification of the source of energy causing the SFD sensor response was discovered as a result of experimentation and observation.

In Petroleum Engineering technical literature there is a substantial body of research on the identification and application of stress fields associated with optimization of production operations for oil and gas. Determination of stress fields is also important in the operation of underground mines. Understanding stress fields associated with subsurface rocks is important to several industrial sectors.

The SFD sensor is the first device to our knowledge that can remotely measure the gradient of stress energy related to rocks in the subsurface. The SFD shows a measurable multiple sensor response to the presence of faults.

George Liszicasz and NXT have maintained the confidentiality of the design of the SFD to preserve the competitive advantage of the company. No patents have been sought in respect of the SFD because the technology continues to be improved and enhanced and there is a possibility that future modifications could be made to the concepts and Sensors that would not be subject to the patent thereby nullifying NXT’s competitive advantage.

SFD Development History

The observations that led to the development of the SFD technology originally occurred more than 10 years ago. George Liszicasz was conducting experiments with respect to the property of certain materials when he observed a phenomenon with respect to crystalline structures that he could not explain. Mr. Liszicasz theorized that the change in the electronic transport capability of the material was related to certain dynamic events in the environment, which he later characterized as stress events. Mr. Liszicasz tested this hypothesis through the development of successive generations of the sensor and concluded that it was responding to the redistribution of stress regimes in the subsurface primarily caused by tectonic events. With the SFD technology it is possible to measure a stress gradient. Mr. Liszicasz arrived at this conclusion after conducting numerous SFD tests against known major geological events such as faulting and obtaining measurable responses over significant hydrocarbon traps.

Seeing a commercial application of the SFD technology, Mr. Liszicasz focused research and development in relation to sensors that would respond to oil and gas trapping mechanisms with a higher degree of certainty. At the same time, Mr. Liszicasz commenced development of a theoretical basis for his observation. He theorized the existence of stress energy field associated with tectonic stress regime changes surrounding petroleum and natural gas accumulations and other geological events. It took a number of years to identify certain key processes taking place in the sensor and develop a remote sensing capability suitable for hydrocarbon exploration. In 1997, he moved the sensor system from a ground-based vehicle into an airplane.

Theoretical Basis

The existence of stresses in the subsurface materials associated with tectonic events is well documented in technical papers by experts in the petroleum, mining and geophysical industries. However there is essentially no data on the ability to measure stress fields directly or remotely. There is some suggestion in the geophysical science that more detailed analysis of acoustic data associated with seismic may indicate stress anomalies. The fields, which are being measured by the SFD appear to be something new. To distinguish these fields from conventional energy fields and their measurement, the SFD sensors have been subjected to nuclear radiation, electromagnetic radiation, magnetic interference, static electric fields and inertial and gravitational acceleration. The sensor’s response has been insensitive to these energy forms, indicating that the sensors are responding to some other energy field.

While we consider with interest the possible theoretical underpinnings of the SFD technology, the application of the SFD technology focuses primarily on the substantial body of empirical evidence that shows the relationship exists and it can be further developed and refined in time to provide a valuable tool for the exploration of hydrocarbons.

We hypothesize that the principal component of our SFD technology, which we refer to as the SFD sensor, is a passive transducer that creates and maintains a stress-related non-electromagnetic and non-gravitational energy field that interacts with stress-related non-electromagnetic and non-gravitational energy fields associated with subsurface conditions.

SFD Response

The evidence supporting the existence of stress gradients in the subsurface is well established. The difference between the conventional measurement techniques and the SFD method is that the former is a direct in situ measurement of strains to calculate stress and the latter measures the stress gradient remotely. The sensors respond as they pass over various stress regimes and the character of the signal response is indicative of specific geological events, such as the presence of faults and fractures and an indication of the presence of fluids in reservoirs. The SFD Technology Evaluation Survey conducted by NXT in Syria in March 2004 illustrated SFD signal responses related to known faults in the basins of Syria.

The interpretation of the SFD signals is based on pattern recognition and NXT has developed templates to qualify signal anomalies. In a SFD survey only a two dimensional line is surveyed and it is necessary to conduct the survey in a grid pattern to identify and confirm the strongest signal responses associated with structure and reservoir development. During the SFD survey the grid pattern can be modified to re-confirm and rank prospect areas that have a high potential for petroleum and natural gas development.

SFD signal responses related to hydrocarbon trapping mechanisms have also been observed. In order for the SFD to respond to changes in stress, it must itself be in motion.

SFD Survey System

Our SFD technology is comprised of the following components, which we collectively refer to as our SFD survey system, used for the following functions:

•
Stress Field Detector—the stress field detector or SFD is a unit, which houses the SFD sensor, the principal component of our technology. As discussed above, the SFD sensor is a passive transducer that interacts with energy fields created by subsurface stresses and registers that interaction in the form of digital electronic signals. When NXT conducts SFD surveys, we use an SFD array incorporating twelve interchangeable SFD sensors, which allows us to collect twelve sets of SFD signals. The ability to collect data from multiple SFD sensors is important for several reasons. First, it facilitates repeatability and signal verification, and cuts down on the need for additional SFD survey flights. Second, we use different SFD sensor designs, which allow us to collect different qualitative information. For example, one design of SFD sensor appears to better identify anomalies associated with subsurface structures, while another design appears to offer more information concerning faults and a third appears to offer information concerning the quality of the reservoir in the subsurface structure. Finally, the SFD sensors are extremely sensitive devices, and the operational ability of any one sensor while on an SFD survey flight may be adversely impacted. The array of twelve sensors provides a population of three of each type of sensor and ensures that the quality of data recorded remains high.

•
Data Acquisition System—used in conjunction with the SFD sensor array on surveys, our data acquisition system is a compact, portable computer system which concurrently acquires the twelve electronic digital signals from the SFD array in two different data formats per sensor or twenty-four signal sets in total, marks each of the signal sets with their geographic location using global positioning satellite coordinates and then stores this information for subsequent processing and interpretation at our home base.

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

SFD Data Interpretation

Our SFD survey system is flown over pre-selected exploration areas in a pre-set pattern using flight lines of varying altitudes and from different directions. Once SFD datasets are returned to our offices, our geological and geophysical interpretive staff process the data, plot the flight lines and produce computer-generated base maps. We then commence the following screening and interpretation process:

•
First, we screen the SFD data for anomalous signals on the flight line, which we refer to as SFD anomalies. These SFD anomalies represent the re-distribution of material stresses in the subsurface. The signal anomalies are from either known oil and natural gas pools or unknown and non-producing areas. In the course of the SFD survey significant signal anomalies are confirmed on multiple flight lines forming the survey grid pattern. The cluster of confirmed SFD anomalies form a "Prospect Area".

•
Then our geological team puts each identified SFD "Prospect Areas” into subsurface context using available geological databases. Where we have sufficiently qualified an SFD Prospect Area it is ready for further geological and geophysical evaluation.

•
Lastly, should the recommended SFD prospect be targeted for exploration, traditional geological and geophysical methods, usually 2D or 3D seismic, are employed to evaluate the potential commercial viability of the prospect and to pinpoint drilling sites.

SFD Time Frames

We conduct our SFD surveys at speeds of approximately 200 mph, and survey approximately 600 linear miles in an operating day. For each operating survey day, our staff requires approximately four days to complete the data processing and initial SFD signal interpretation to sufficiently identify and recommend the SFD Prospect Areas from that survey.

As a consequence, we are able to record and interpret approximately 600 linear miles of SFD data acquired in one SFD survey flight over a period of only a few days. By way of comparison, traditional land-based seismic crews record up to five linear miles of 2D seismic per day. Two or more weeks are then required to process the data, followed by several weeks for interpretation. As a result, it can take a minimum of six months to record, process and interpret 600 linear miles of new 2D seismic data.

Analysis Of SFD Survey Results To Date

In March 2004, NXT conducted an SFD Technology Evaluation Survey in cooperation with the Syrian Ministry of Petroleum and Mineral Resources and the Syrian Petroleum Company (SPC). The Exploration Department of the Syrian Petroleum Company designed the survey flight grid over 61,000 square kilometers (23,552 square miles). This area contained subsurface structures and hydrocarbon accumulations whose location was known only to the Syrian Petroleum Company. The SFD Technology Evaluation Survey was designed to be a "blind survey" because NXT did not have any access to the geological databases of SPC or other companies operating in Syria. Using the interpretation protocol described above, NXT identified 17 Prospect Areas and 108 subsurface structures from the interpretation of the SFD sensor signals from 5,800 kilometers (3,625 miles) of SFD survey lines.

SPC had designed the SFD survey grid so that there were 137 known subsurface structures under the flight lines. With a coincidence of 108 of 137 subsurface structures the SFD technology was 79% accurate in structure identification. In addition, NXT identified 17 Prospect Areas. A Prospect Area is a cluster of SFD signal anomalies on multiple flight lines. The quality of the signal indicated that the Prospect Areas had a high potential for hydrocarbon accumulations. The staff at SPC Exploration Department reviewed the location and ranking of the Prospect Areas and confirmed that SPC had drilled 12 of the 17 Prospect Areas. To date 11 of the 12 were in commercial production at a cumulative daily rate of over 200,000 barrels of oil per day. The other drilled Prospect Area was non-commercial. Of the remaining 5 Prospect Areas three had been identified by SPC on conventional seismic surveys and the last two were new prospects for SPC.

NXT retained the services of Dr. Nimr Arab PhD Geophysics to review the results of the SFD Technology Evaluation Survey and the data available to the Syrian Petroleum Company that was used to compare to the SFD results. The following are the results of that work.

CONCLUSIONS

The survey conducted with the SFD technology in Syria during 2004 confirms the application of the technology as a wide area reconnaissance tool that can be applied to focus conventional exploration activities.

The SFD technology can be applied to high-grade prospects that can be confirmed with conventional exploration techniques, including seismic, significantly increasing the success of exploration while materially reducing both time and costs.

SFD sensors are airborne exploration tools that employ a unique technology at a low cost to measure stress regime distributions associated with tectonic events. The tools can identify subsurface structures that have a high likelihood of bearing hydrocarbons over a wide range of geological environments and depths, focusing and reducing the time and expense associated with conventional exploration.

NXT conducted a 5,800 km (3,635 miles) blind survey test over an area comprising 61,000 km2 (23,835 miles2) encompassing one third of the area of Syria. The survey data was acquired over a period of six days and was closely controlled by the Syrian air force personnel. The Syrian Petroleum Company (“SPC”) established the SFD flight parameters and survey grid. Using SFD interpretation protocols developed in North America, NXT evaluated the resulting data without any access to geological or production information. NXT had no opportunity to modify or calibrate interpretation protocols developed in North America and NXT was not permitted to retrace flight patterns or to cross anomalies from several directions other than when anomalies occurred at the intersection of survey lines in the preset grid.

NXT identified and submitted 17 “Prospect Areas” which are significant anomalies crossed by more than one grid line, and contain structure(s) with high potential for hydrocarbon accumulation. NXT’s Prospect Areas correctly identified 12 known drilled areas, 11 of which are cumulatively producing over 200,000 boepd and one of which is not presently economic. Three known but undrilled seismic anomalies were also identified as Prospect Areas, along with two Prospect Areas in unexplored regions that were recommended by NXT for future exploration. NXT also submitted tables identifying individual structures to SPC. By letter dated May 11th, 2004, SPC advised NXT that the survey had successfully identified 108 known structures crossed by the grid and had missed 29, a success rate of 79%. NXT has flown, acquired, processed and interpreted all SFD data and submitted all reports, maps and tables within 32 days to the Syrian Petroleum Company and the Ministry of Petroleum and Mineral Resources of Syria

In November 2003, NXT’s joint venture partner commenced drilling on an SFD identified prospect at Adsett in northeastern British Columbia, Canada. The subsurface structure had been confirmed with conventional seismic. In February of 2004 the operator of the drilling abandoned the well as non-commercial. The SFD interpretation predicted subsurface structure with the potential for reservoir and possible hydrocarbon accumulation. The result of the completion operations was the production of natural gas. However, the well also produced significant quantities of water along with the natural gas making future production operations uneconomical.

Joint Ventures

We form standard industry joint ventures on a prospect-by-prospect basis with various partners, depending upon the requirements of the specific prospect.

BUSINESS AND GEOGRAPHIC SEGMENTS

We currently operate in only one business segment, oil and natural gas exploration and development. We intend to develop oil and natural gas exploration prospects identified using our SFD technology to the point of mineral rights acquisition either with or without joint venture partners. We do not currently sell our SFD data or surveying services as a separate product to third parties. For geographical segment information, see explanatory Note 17 to our annual consolidated financial statements.

OPERATIONAL RESULTS

During 2004, the following significant events occurred

●	In February the 11-18-27-25w4 well operated by Centrica was placed on production. The value to the company is net operating income of approximately $4,000 per month;
●	In February the Seneca Adsett well was abandoned by the operator as non-commercial due to the significant volume of water being produced in conjunction with the natural gas;
●	In March we conducted the Syrian SFD Technology Evaluation Survey;
●	In April we submitted the interpretation of the SFD Technology Evaluation Survey to the Exploration Department of the Syrian Petroleum Company;
●	In July we received a report from the Syrian Petroleum Company evaluating the Prospect Areas identified in the SFD Technology Evaluation Survey;
●	In July we retained Dr. Nimr Arab to complete a third party and independent review of the SFD Technology Evaluation Survey conducted in Syria;
●
In August, we completed a series of agreements with our President, Mr. George Liszicasz defining NXT's ownership of the SFD sensors and providing for a long-term service agreement between Mr. Liszicasz and NXT. The service agreement provides future support in the SFD sensor technology and interpretation protocol development;

●	In September we released the completed Dr. Nimr Arab report on the SFD Technology Evaluation Survey conducted in Syria;
●
In November we participated in the drilling and completion of a well Virtus Wildwood 16-2-55-9w5. The well costs qualified for Flow Through expenses and completed our commitment to shareholders who had invested in flow through shares. The well completion operations carried forward into February 2005;

●	In December we completed a $1,000,000 financing with Dynamic Focus Resource Fund of Toronto, ON, Canada;
●
At December 31, 2004 we had raised a total of $2,366,044 in a private placement with the unit price of $2.00 and each unit consisting of one common share and one full common share purchase warrant with an exercise price of $2.75;

●	In December we appointed Ms. Jarmila Manasek as our Vice President of Finance and Controller;
●	In December the Board of Directors of NXT appointed Mr. Brian Kohlhammer, CA, as a member of the Board of Directors and of the Audit Committee.

During 2003, the following significant events occurred:

•	In February we actively commenced the business development activities in the Middle East
•	In March we sold all of our U.S. properties for $720,000 cash and the return to treasury of all of our outstanding preferred shares
•
Also in March, a well at Dalroy, Alberta that we have a small interest in was completed and tested. Right of way delays persisted until 2004 and the well was tied in to the gathering system in early 2004.
The well at Carbon, Alberta commenced production and we have a 5% overriding royalty.

•	In May we conducted a 5,000 kilometer survey in B.C.
•	In June we sold our interest in the Monarch property
•	In August we acquired our Tenaka property in British Columbia, Canada;
•	In September, we closed a private placement for $750,000 for which we issued 1,875,000 common shares
•	Also, in September our proposal to conduct an SFD technology evaluation survey in Syria was accepted by the Syrian Petroleum Company
•	In October we continued NXT from Nevada to Alberta
•	In November, drilling commenced on our South Adsett prospect in B.C.
•	In December we commenced two private placements and closed the 2003 flow-through placement segment
•	In December the South Adsett drilling was completed. It was tested in February 2004 and abandoned.

Summary of Exploration Costs

Summarized below are the oil and natural gas property costs we capitalized for the year ended and as of December 31, 2004 and 2003:

	Capitalized for the Years Ended		Capitalized As of
	December 31		December 31
	2004	2003	2004	2003	2002

Acquisition costs	$161,465	$389,679	$1,819,811	$1,658,346	$1,268,667
Exploration costs	-	865,926	8,257,804	8,257,804	7,391,878
Development Costs	-	-	83,234	83,234	83,234
Oil and natural gas properties	161,465	1,255,605	10,160,849	9,999,384	8,743,779
Less impairment	(172,623)	(17,291)	(7,150,018)	(6,977,395)	(5,612,387)
Less dispositions	(1,359)	(1,365,008)	(1,671,529)	(1,670,170)	(227,351)
Less depletion	(20,298)	(1,442,819)	(177,711)	(157,413)	(140,122)
Net oil and natural gas properties	$(32,815)	$(1,569,513)	$1,161,591	$1,194,406	$2,763,919

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2004, 2003, 2002:

	Capitalized As of December 31
	2004	2003	2002
Proved property costs	$35,543	$-	$781,446
Unproved property costs	1,126,048	1,194,406	1,982,473
	$1,161,591	$1,194,406	$2,763,919

Summary of Drilling Results

Summarized below are our drilling results relative to natural gas or oil wells in which we have an interest.

			Wells Shut-In Pending		Wells Abandoned Because
	Total Wells Drilled in Period (1)	Wells Placed in Commercial Production	Connection to Pipeline	Further Development Decisions	Dry or NonCommercial	Junked for Mechanical Reasons
(Gross Wells/Net Wells)

2004:
United States	-	-	-	-	-	-
Canada	1/0.20	1/0.225	-	1/0.20	-	-
Total	1/0.20	1/0.225		1/0.20

2003:
United States	-	-	-	-	-	-
Canada	2/0.375	1/0.225	1/0.225	1/0.15	-	-
Total	2/0.375	1/0.225	1/0.225	1/.015	-	-

2002:
United States	1/0.17	-	-	-	1/0.17	-
Canada	1/0.21	-	-	-	1/0.21	-
Total	2/0.38	-	-	-	2/0.38	-

Cumulative to date	32/5.025	2/0.45	13/1.925	7/1.09	9/1.41	1/0.15

Notes:
2004 well placed in commercial production drilled in 2003
2003 well placed in commercial production drilled in 2001
(1)	Based on rig release dates.

Summary of Proved Reserves

We have proven producing reserves at Centrica Ardenode 11-18-27-25w4.

Summary of Acreage

Summarized below is the acreage of land holdings in which we hold either direct working interest agreements, or have a right to acquire a working interest.

	As of December 31, 2004
	Unproved
Interest (geographical area)	Gross Acres	Net Acres
Alberta	21,760	8,328
British Columbia	13,045	3,626
Total	34,805	11,954

Note: In Alberta 2,254 net acres expired between January 1, 2005 and March 31, 2005. An additional 1,534 net acres will expire from April 1, 2005 to December 31, 2005.

Description Of Properties

Alberta, Canada

•
Ardenode --We hold a 22.5% working interest in 640 acres. The producing well 11-18-25-27w4 was drilled and completed in 2003 and tied into the production system in February 2004. The total net production from February to December 31, 2004 was 11 mmcf.

•	Carbon — We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.
•
Fincastle — We hold 21% to 50 % interests in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area. In December 2002, a partner drilled and abandoned a well on this prospect.

•	Wildwood — We hold a 20% working interest in 640 acres. In December 2004, a partner drilled and suspended a well on this property.

British Columbia, Canada

•	South Adsett— This land was purchased in August 2002 and was drilled in late 2003. Although there were gas shows the well was abandoned in late February 2004. We hold a 26.7 % interest in 9,607 acres.
•	Tenaka— This land was purchased in August 2003 and we plan to run seismic on it in 2004. We hold a 33% interest in 2,703 acres.

Future Activities

We are in the process of implementing the changes we have made to our business strategy. As a result of the successful completion of the SFD technology Evaluation Survey in Syria we have identified potential marketing opportunities in the Middle East and North Africa for NXT to provide SFD surveys on a fee for service basis to international and national oil companies. In the past, we focused our utilization of the SFD technology towards the fulfillment of our obligations in the exploration joint ventures and were compelled by our joint venture agreements to accept our partners’ decisions on which prospects were to be drilled. The prospects selected by our partners were often not the preferred SFD targets.

As a result of the low success rates achieved in those joint ventures, which have now expired, we believe that we must:

•	Take the lead in applying SFD technology to larger, relatively unexplored basins, including regions outside of North America;
•	Continue marketing the SFD survey technology on a fee for service basis to the international oil and gas exploration industry including national oil companies in the Middle East and North Africa;
•	Upon identification of likely prospects, run gravity and 2D seismic to pinpoint drilling locations;
•	Acquire mineral rights or negotiate participation rights; and
•	Drill the selected sites, either directly or with interested joint venture partners.

By taking control in certain circumstances, we will attempt to ensure that the following objectives are appropriately addressed:

•	focus our exploration efforts on areas where SFD will be most effective;
•	expeditiously pursue seismic, land acquisition and drilling operations to prove prospects when we believe the circumstances to be warranted; and
•
focus on exploration areas where we can acquire rights to all prospective zones as our SFD technology cannot determine the depth of subsurface reservoirs or other potential hydrocarbon-bearing features with a sufficient degree of accuracy.

Our future activities will be aggressively directed towards creating value from our existing lands through an active program of soliciting farm-ins, participating in the most attractive drilling prospects as well as dispositions of those prospects and reserves which we feel have limited upside potential or are not core to our plans.

Management will be seeking to monetize assets on a continuous basis to fund exploration efforts. A number of properties have been identified as disposition candidates and are being marketed. Creating a consistent revenue stream to fund on-going operations is critical at this point and will be a prime focus for much of 2005. At the same time, we will be seeking opportunities that do not require large outlays of capital but which will enable us to earn interests in mineral rights through the application of SFD.

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

Employees

We utilize specialized skill and knowledge in the identification and evaluation of prospects and in the research, development and improvement of the SFD technology. We have obtained the necessary skill and knowledge through our current employees. As of December 31, 2004, we had a staff of 13 consisting of 7 full-time employees and 6 consultants including 3 financial staff, 6 operations staff, 1 electronics engineer, a research scientist holding a Ph.D. in micro-electronics and 2 administrative staff.

Research and Development

Our research and development activities have focused on developing, improving and testing our SFD survey system and related components. As we are now in the more mature stage of full practical application we have identified a requirement to increase our interpretation capacity. We will be dedicating our expenditures in the areas of base research for sensor design and to enhance application interpretation capability. Research and development expenses in 2004 and 2003 were nil and $152,862 in 2002.

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

Subsidiaries

We have two wholly-owned operating subsidiaries:  NXT Energy Canada Inc. and NXT Aero Canada Inc., federal Canadian corporations formed on April 1, 1997 and October 30, 2000, respectively. NXT Energy Canada focuses on Canadian-based exploration and the survey flight activities are conducted through NXT Aero Canada. We also have two wholly owned inactive subsidiaries: NXT Energy USA, Inc. and NXT Aero USA, Inc., Nevada corporations formed on October 20, 1995 and August 28, 2000, respectively. We previously conducted our U.S. operations through NXT Energy USA Inc. and NXT Aero USA Inc. but these companies have been inactive since the sale of the U.S. properties in early 2003. The headquarters of all our subsidiaries are in Calgary, Alberta, Canada.

Governmental And Environmental Regulation

SFD Survey Flight Operations

The operation of our business, namely, conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation with the exception of flight rules issued by Transport Canada governing the use of private aircraft, including rules relating to low altitude flights. Based upon our experience in Syria we expect that for our international survey operations we will require approvals of the SFD survey flight pattern from the appropriate ministries and governmental departments in the country of operations.

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

SFD Technology Agreement

Energy Exploration Technologies Inc. has entered into two (2) agreements with its Chief Executive Officer and President, Mr. George Liszicasz, regarding the ownership of, use of and access to the technology that NXT has jointly developed with Mr. Liszicasz and is known by the parties as the “SFD technology”. The agreements entered into by NXT and Mr. Liszicasz are an Interim Operating Agreement and a Technical Services Agreement. Both agreements were approved by NXT’s board of directors on November 4, 2004. The Interim Operating Agreement is effective as of August 25, 2004 and expires on January 1, 2006. The Technical Services Agreement is effective as of January 1, 2006 and expires on January 1, 2011. Mr. Liszicasz developed the prototype sensor for the SFD technology, which was later transferred to Momentum Resources Corporation, a Bahamian corporation (“Momentum”), of which Mr. Liszicasz is a part-owner. Eventually, the prototype became the subject of a Restated Technology Agreement dated August 1, 1996 and amended on April 3, 1998. Pursuant to this agreement, Momentum agreed to provide certain services including but not limited to the acquisition and provision of raw SFD data and to undertake the further technical development and commercial advancement of the Prototype Stress Field Detector. However, Momentum was unwilling or unable to fulfill its obligations under the agreement and NXT was required to acquire and provide the raw SFD data and to financially contribute to the enhancement and development of the second generation of SFD sensors. NXT engaged additional staff with specialized knowledge and skills in semi-conductor and quantum technology to assist Mr. Liszicasz in developing such sensors. NXT reviewed the performance under the Restated Technology Agreement and concluded that Momentum had not fulfilled its obligations. The agreements entered into between Mr. Liszicasz and NXT and outlined above was the choice of action to ensure NXT maintained control over the SFD sensors. Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms are defined in the agreement), which we may receive based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of December 31, 2004. The agreement with Momentum Resources is due for renewal on December 31, 2005 subject to 60 days’ notice. We intend not to renew the agreement.

The Interim Operating Agreement states that NXT has an undivided and unencumbered title to the four (4) operating stress field detectors engineered and constructed by Mr. Liszicasz since June 1, 1999 to-date, plus all sensors which might be manufactured by Mr. Liszicasz in the future with the financial contribution of NXT. This agreement also states that Mr. Liszicasz is to provide NXT with his know-how and technical expertise in connection with NXT's use of the sensors, which includes construction, redesign and advancement of the sensors; and interpretation and analysis of data produced by surveys using the sensors. The Interim Operating Agreement expires on December 31, 2005.

The Technical Services Agreement goes into effect following the expiration of the Interim Operating Agreement. and continues the obligations of Mr. Liszicasz to provide NXT with his know-how and technical expertise in connection with NXT’s use of the sensors and confirms NXT’s title to the sensors. The other purpose of this agreement is to provide additional consideration to Mr. Liszicasz for providing his services under this agreement.

The material terms of the Technical Services Agreement are as follows:

-	Mr. Liszicasz is to be employed by NXT as its President and Chief Executive Officer.

-	In the course of his employment, Mr. Liszicasz is to provide the SFD with certain support services so that NXT can carry out its operations in the exploration for hydrocarbon resources.

-
Mr. Liszicasz granted to NXT an exclusive, world-wide license to use, develop, copy and modify the existing sensors and to the extent necessary also the theories of quantum physics which are utilized in the operation of the sensors, and which theories remain the property of Mr. Liszicasz.

-	Mr. Liszicasz shall be paid an annual salary that is set by NXT’s Compensation Committee.

-	Mr. Liszicasz shall be entitled to participate in NXT’s bonus plan or plans that may be provided from time to time by NXT.

-
Mr. Liszicasz shall receive 10,000,000 shares of NXT’s preferred stock which may be converted into shares of NXT’s common stock on a one for one basis; conversion of the preferred shares in conditioned upon NXT reaching certain milestones: (a) the first 2,000,000 shares are immediately convertible; (b) the next 2,000,000 shares are convertible upon NXT reaching $50 million in annual gross revenues; (c) the next 2,000,000 shares are convertible upon NXT reaching $100 million in annual gross revenues; (d) the next 2,000,000 shares are convertible upon NXT reaching $250 million in annual gross revenues; and (e) the final 2,000,000 shares are convertible upon NXT reaching $500 million in annual gross revenues.

-
Half of the 10,000,000 shares of NXT’s preferred stock to be issued to Mr. Liszicasz are subject to approval by NXT’s shareholders at NXT’s next annual meeting of shareholders. In the event that such approval is not given, 5,000,000 shares of the preferred stock shall be cancelled.

Initially, our rights to use our SFD technology arose from the technology agreement that we had entered into with Momentum Resources Corporation whereby we had been granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes.

The terms of the agreement are set forth in a document entitled “Restated Technology Agreement” and dated August 1, 1996, which purpose was to supercede a prior agreement dated January 1, 1996. Momentum Resources is a Bahamas corporation, which is directly owned and controlled by Messrs. George Liszicasz and R. Dirk Stinson, who were also parties to the Restated Technology Agreement. Mr. Liszicasz, who is the inventor of the SFD technology, is also our largest stockholder and the Chief Executive Officer and a director of our company. Mr. Stinson is a past director and officer of NXT.

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

•
Momentum Resources is obligated to use its best efforts to survey with the SFD certain geographic areas throughout the world, which have been mutually selected by Momentum Resources, and us and to provide all raw SFD data resulting form such surveys to us for our exclusive use for the identification and exploitation of hydrocarbons. Momentum Resources further agreed to provide no less than 500 hours per year of trained manpower to generate the SFD data with respect to the selected areas. Despite this obligation, the Restated Technology Agreement does not set forth any provisions in the event that Momentum Resources fails to live up to these obligations.

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

•
The initial term of the Agreement expires on December 31, 2005 if either party provides the other with 60 days prior written notice of its election not to automatically renew the Agreement. NXT intends not to extend the agreement.

•	Momentum Resources, in turn, reserves the right to terminate the SFD technology Agreement upon the occurrence of any of the following events:

•	our failure to make any payment required under the Agreement;

•	our abandonment or discontinuance of the conduct of the oil and gas exploration business;

•	our dissolution or liquidation;

•	our assignment of our assets for the benefit of our creditors, or our filing bankruptcy, or the appointment of a receiver for our business or property; or

•	our failure to perform any other material covenant, agreement or term of the Agreement.

Item 2. Properties

Facilities

Our principal executive offices and research and development facilities are located at 700-840-7 Avenue SW, Calgary, Alberta, T2P 3G2. Our sublease, consisting of approximately 6,600 square feet, expires on January 31, 2006. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease are approximately CDN $ 13,092 per month.

Survey Aircraft

We have developed a universal platform for our SFD equipment that can be readily installed into most types of aircraft and we no longer require custom fitted airplanes. We lease airplanes as needed to conduct our aerial surveys.

Petroleum Properties

For a description of our petroleum properties, see the sections of this annual report on Form 10-K captioned "Summary of Exploration Costs" and "Description of Properties" under "Item 1. Business" and Note 4 of our consolidated financial statements included at the end of this annual report.

Item 3. Legal Proceedings

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. On December 10, 2002, we filed our Statement of Defense. Mr. Stinson is a past President and director of NXT and is currently a director and shareholder of Momentum Resources. We believe the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending ourselves against the claim.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

NXT’s Annual Meeting of Shareholders was held on June 24, 2004, at which the following items were voted upon:

1. The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Sheikh Al Hassan	13,464,016	0	6,608
Donald Foulkes	13,465,516	-0-	5,108
Dennis R. Hunter	13,465,516	-0-	5,108
George Liszicasz	13,465,516	0	5,108
Douglas Rowe	13,465,516	-0-	5,108
Robert Van Caneghan	11,228,295	-0-	13,050

2. The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.

Voting Results	For	Against	Abstain
	13,470,424	0	200

PART II

Item 5. Market Price Of And Dividends On Our Common Shares And Related Shareholder Matters

Market Information

Our common shares currently trade on the Over-the-Counter Bulletin Board under the trading symbol "ENXTF". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated. Our common shares were listed on the Frankfurt and Berlin Exchanges in January, 2005 under the trading symbol “EFW”. We do not have data available about our shares traded on the Frankfurt or Berlin Exchanges.

		Sales Price
Period	Volume	High	Low
2004:
First quarter	2,243,309	$2.72	$1.10
Second quarter	1,716,245	$2.68	$1.65
Third quarter	675,745	$2.55	$1.90
Fourth quarter	1,357,222	$3.00	$1.35
	5,992,521
2003:
First quarter	1,010,100	$0.20	$0.09
Second quarter	2,624,000	$0.55	$0.13
Third quarter	5,198,500	$1.04	$0.30
Fourth quarter	3,281,034	$2.90	$0.70
	12,113,634

The above information was obtained from the Finance.Yahoo.com website. The closing price for our common shares on the OTC Bulletin Board as of February 9, 2005 was $1.92. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

A shareholders' list provided by our transfer agent showed 233 registered shareholders and 21,315,077 common shares outstanding as of March 1, 2005. We estimate that there are approximately 1,700 beneficial holders of our common shares.

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

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (6)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Independent Option Grants (3)	15,000	$2.00	195,000
1997 Employee Stock Option Plan (2)	952,335	$1.54	47,145
1999 Executive Stock Option Plan (3)	180,000	$1.77	800,800
2000 Director Stock Option Plan (4)	375,000	$0.78	25,000
2003 Stock Option Plan (5)	100,000	$0.82	20,000
2004 Stock Option Plan(7)	70,000	$1.47	1,130,000

(1) Excluding securities reflected “Number of securities to be issued upon exercise of outstanding options, warrants and rights”
(2) Approved by security holders on July 25, 1997.
(3) Not approved by our shareholders.
(4) Approved by security holders on September 20, 2002.
(5) Not approved by our shareholders
(6) Outstanding as of December 31, 2004
(7) Not approved by our shareholders.

Independent Option Grants

The following individuals hold independent stock option certificates:

On May 20, 1997, we granted stock options to Mr. Liszicasz, our Chairman and Chief Executive Officer, entitling him to purchase 45,000 common shares. The exercise price for the options was $5.25 per share, which corresponded with the trading price of the common shares as of the date of grant. The options were subject to vesting conditions based upon continued performance of services as a director, pursuant to which one-third of the granted options vested on the date of grant, and one-third of the granted options would prospectively vest on each of the first and second anniversaries of the date of grant, respectively.

On January 3, 2001, as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Liszicasz on the same terms (including number of shares, vesting, term and expiration) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common shares as of the close of business on July 5, 2001 (subsequently fixed at $2.00). In May of 2003, 30,000 of these options expired. The remaining 15,000 are fully vested and will expire on March 31, 2006.

1999 Pinnacle Oil International, Inc. Executive Stock Option Plan

Our board of directors approved the 1999 Pinnacle Oil International, Inc. Executive Stock Option Plan on April 27, 1999. Under the plan, the plan administrator may issue up to 1,000,000 common shares to executive officers who are a natural person and an employee. There are 180,000 options outstanding under this plan: Mr. Liszicasz holds 40,000 options, Mr. Schrammar, the Corporate secretary, holds 40,000 options and Ms. Manasek, VP Finance, holds 100,000 options.

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

The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2004, 2003 and 2002 and the selected balance sheet data set forth below as at December 31, 2004, 2003 and 2002, have been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent registered chartered accountants, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statements of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2001 and 2000 and the selected balance sheet data set forth below as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with our consolidated financial statements and the explanatory notes to those statements included as part of this annual report, as well as the section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONSOLIDATED STATEMENTS OF LOSS AND	Year Ended December 31
COMPREHENSIVE LOSS	2004	2003	2002	2001	2000

Revenues
Oil and natural gas revenue	$48,031	$-	$75,628	$-	$-
Gain on sale of properties	30,294	12,003	42,046	-	-
	78,325	12,003	117,674	-	-

Operating expenses
Oil and natural gas operating expenses	5,735	-	1,559	-	-
Administrative	2,370,380	1,782,952	1,442,477	1,435,367	1,368,841
Depletion and impairment of oil and
natural gas properties	192,921	1,004,973	210,871	915,528	93,625
Amortization and depreciation	57,930	56,666	239,766	336,924	343,225
Research and Development	-	-	152,862	418,422	373,249
Survey operations and support	666,743	130,499	48,909	140,531	106,083
	3,293,709	2,975,090	2,096,444	3,246,772	2,285,023

Operating loss from continuing operations	(3,215,384)	(2,963,087)	(1,978,770)	(3,246,772)	(2,285,023)

Other income
Interest	(531)	2,190	26,499	80,113	348,213
Other	-	(12,742)	(1,636)	(662)	17,520
	(531)	(10,552)	24,863	79,451	365,733

Net loss from continuing operations	(3,215,915)	(2,973,639)	(1,953,907)	(3,167,321)	(1,919,290)

Income (loss) from discontinued
operations	33,494	159,765	(3,722,213)	(1,221,269)	(738,524)
Net loss	(3,182,421)	(2,813,874)	(5,676,120)	(4,388,590)	(2,657,814)

Other comprehensive income (loss):
Foreign currency translation adjustments	(12,107)	461,515	39,211	(158,952)	(34,625)
Comprehensive loss	$(3,194,528)	$(2,352,359)	$(5,636,909)	$(4,547,542)	$(2,692,439)

Basic and diluted net loss per share from
continuing operations	$(0.16)	$(0.17)	$(0.12)	$(0.22)	$(0.15)

Basic and diluted net loss per share from
discontinued operations	$0.00	$0.01	$(0.22)	$(0.09)	$(0.06)

Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.33)	$(0.31)	$(0.20)

Weighted average common shares outstanding	20,132,989	17,599,783	16,971,153	14,222,820	12,987,297

	As at December 31
CONSOLIDATED BALANCE SHEET DATA:	2004	2003	2002	2001	2000
Working Capital	$688,128	$563,857	$842,530	$2,515,338	$4,045,536
Current Assets	$1,319,714	$1,250,908	$991,563	$3,342,224	$5,093,622
Oil and natural gas properties, net	1,161,591	1,194,406	2,763,919	4,917,558	3,160,808
Other property and equipment, net	176,651	190,810	229,131	3,448,416	3,854,206
Total Assets	$2,657,956	$2,636,124	$4,018,825	$11,763,100	$12,168,228
Current Liabilities	631,586	687,051	149,033	826,886	1,048,086
Long-Term Liabilities	233,253	-	-	1,463,729	1,535,136
Total Liabilities	$864,839	$687,051	$149,033	$2,290,615	$2,583,222
Shareholder's Equity	$1,793,117	$1,949,073	$3,869,792	$9,472,485	$9,585,006

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

Results Of Consolidated Operations

Operating Revenues − 2004 compared to 2003

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 33 thousand cubic feet (mcf) per day during the year ended December 31, 2004. Gross production revenue for the year was $51,453. The average price received was $4.62 per mcf and the operating cost was $0.57 per mcf.

Total operating revenue including royalty income and net of royalty expense for 2004 was $48,031. We had no production in 2003.

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

Operating Loss from Continuing Operations - 2004 compared to 2003

We incurred an operating loss of $3,215,384 in 2004, which is 8.1% ($240,294) greater than the loss of $2,963,087 for incurred in 2003. This decrease was attributable mainly to the combination of the following:

• Administrative costs increased $587,428 (33%) in 2004 (total of $2,370,380) compared to 2003 (total $1,782,952). This increase was caused by higher consulting fees in 2004 ($1,084,688 as opposed to $421,645 in 2003) in the areas of technical development, marketing, and preparation of business development plan and investor relations and by a 35% increase in audit fees.

• Survey operations and support expenses increased by $536,244 (411%) and reached $666,743 in 2004 compared to $130,499 in 2003, due to the SFD Technology Evaluation Survey completed in 2004.
• Depletion and impairment decreased to $192,921 (80.8%) in 2004 from $1,004,973 in 2003 due to the fact that the bulk of our property was written off in 2004 and no new property was purchased in 2004.

Operating Loss from Continuing Operations - 2003 compared to 2002

The operating loss of $2,963,087 for 2003 was $984,317 (50%) greater than the loss of $1,978,770 for 2002. This was primarily attributable to the following:

•	a reduction of oil and natural gas revenues of $75,628 due to sale of the Canadian producing properties in July 2002;
•
an increase of $340,475 (24%) in administrative expenses due to costs associated with the corporate continuance, reduced allocations of expenses to research and increased costs associated with the efforts to establish a presence in the Middle East;

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

Other Income and Expense - 2004 compared to 2003

•	Interest income was offset by interest expense resulting in $531 net expense as compared to $2,190 interest income in 2003.

Other Income and Expense - 2003 compared to 2002

•	Interest income was down by $24,309 (92%) to $2,190 in 2003 from $26,499 in 2002 and this was caused by reduced cash balances in 2002.
•	Other income/expense: expense increased by $11,106 from $1,636 in 2002 to $12,742 in 2003 due to the reconciliation of realized intercompany losses.

Income from Discontinued Operations - 2004 compared to 2003

•
The gain of $33,494 from discontinued operations in 2004 was derived from the exchange of previously written off airplane parts for flying time. The income of $159,765 in 2003 was a gain on disposal of US oil and gas properties.

Loss from Discontinued Operations - 2003 compared to 2002

•
The loss of $3,722,213 from discontinued operations in 2002 decreased and became income of $159,765 in 2003. The main reasons are the production revenue received in early 2003 before the sale, a small gain on the sale of the U.S. properties and large property impairments in 2002.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN. On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On November 19, 2004, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to April 15, 2006.

On November 20, 2004 we received a subscription agreement from one of the members of our Board of Directors, His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi, to purchase 250,000 units at a price of $2.00 per unit. Each unit consists of one common share and a warrant to purchase one additional common share for $2.75 within the next year. We expect to close on this subscription agreement and receive the committed funds in the second quarter of 2005.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements for 2004 were funded principally by:
(i)	a loan from our CEO George Lizsicasz (the equivalent of $202,253, which was received on November 4 and $31,000 on November 16);
(ii)
proceeds from the sale of shares: 728,269 common shares were sold at $2.00 per share and 571,729 common shares were sold at $1.75 per share. The proceeds, net of issuance costs, were $1,366,221 and $999,823, respectively.

(iii)	proceeds from options exercised for cash throughout the year: 218,621 options were exercised at share prices between $0.29 and $2.00 per share and yielded $218,527 in total;
(iv)	proceeds from sale of oil and natural gas properties in the amount of $31,653

(v)	change in subscriptions payable in the amount of $33,956

There are no guarantees, commitments, leases, debt agreements or other agreements which could be triggered by an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

The company is currently negotiating a private placement through an Offering Memorandum. The objective of the private placement is to raise sufficient funds to commercialize the SFD technology through obtaining a contract to provide the SFD survey as a service to third parties. There are no guarantees that the Company will be able to close the private placement.

Current Cash Position and Historical Changes in Cash Position

Our cash position as of December 31, 2004 was $287,431 as compared to $1,024,201 as of December 31, 2003.

The $736,770 decrease in our cash position for 2004 compared to 2003 was attributable to:

•	$2,769,518 cash used in operating activities;
•	$2,783,866 cash provided by financing activities;
•	$550,000 was converted into redeemable short-term investments and $173,580 cash used in other investing activities;
•	$15,431 cash used in discontinued operations
•	$12,107 comprehensive loss due to the effect of exchange rate changes.

The $439,131 increase in our cash position for 2003 was attributable to:

•	$1,508,615 cash used in operating activities;
•	$1,498,268 cash provided by financing activities;
•	$736,368 cash used in investing activities;
•	$724,331 cash provided by discontinued operations; and
•	a $461,515 comprehensive gain due to the effect of exchange rate changes.

Operating Activities

Our operating activities required cash in the amount of $2,769,518 for 2004, as compared to cash requirements of $1,508,615 for 2003.

•
The $2,769,518 in cash used in operating activities for 2004 reflected our net loss of $3,215,915 for that period, adjusted for non-cash deductions and a net decrease in non-cash working capital balances.

•
The $1,508,615 in cash used in operating activities for 2003 reflected our net loss of $2,973,639 for that period, adjusted for non-cash deductions and a net increase in non-cash working capital balances.

Financing Activities

Financing activities in 2004 generated cash of $2,783,866 compared to the cash of $1,498,268 generated from financing activities in 2003.

•	During 2004 we raised $2,366,044 net through private placements and $218,527 in cash was provided through the exercise of options.
•	During 2003 we raised $930,567 net through private placements and $95,200 in cash was provided through the exercise of options.

Investing Activities

Investing activities used cash of $723,580 in 2004 compared to a $736,368 use of cash 2003.

•
a sale of land at Scandia, eastern Alberta in 2004 generated $31,653 in cash; the primary use of cash was for other property and equipment ($44,358) and oil and natural properties ($160,875). $550,000 was converted into redeemable short-term investments.

•	In 2003 there were small property sales, which generated $86,125 in cash and the primary use of cash was for other property and equipment ($41,330) and oil and natural properties ($808,879).

Discontinued Operations

•	Cash used in discontinued operations in 2004 was $15,431 paid for preparation of tax returns and filing fees.
•	Cash generated from discontinued operations in 2003 was $724,331, which was the proceeds on the sale of the U.S. properties. .

Contractual Obligations

Tabular Disclosure of Contractual Obligations as at December 31, 2004

	Payments due by period
Contractual Obligations As of December 31, 2004	Total ($)	Less than 1 year	1-3 years
Loan from Officer/Shareholder	233,253	-	233,253
Pangaea Investments	4,160	4,160	-
Rent or Operating Lease	141,594	130,702	10,892
Employment Agreements	419,301	104,825	314,476

From November 3 through November 19th 2004 NXT entered into a series of loan agreements with its CEO and largest shareholder, Mr. George Liszicasz, pursuant to which NXT borrowed a total of $233,253, at a rate of 7.0% per annum.

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

Restated Technology Agreement was signed on August 1, 1996 with Momentum Resources Corporation and amended on April 3, 1998. Pursuant to this agreement, Momentum agreed to provide certain services including but not limited to the acquisition and provision of raw SFD data and to undertake the further technical development and commercial advancement of the Prototype Stress Field Detector, However, Momentum was unwilling or unable to fulfill its obligations under the agreement. Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms is defined in the agreement), which we may receive, based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of the date of this annual report. The agreement with Momentum Resources is due for renewal on December 31, 2005 subject to 60 days’ notice. We intend not to renew the agreement.

On January 3, 2005 NXT signed a contract for investor awareness and promotion services in Europe with CoMarCon Germany. Under this contract, NXT has the obligation to pay CoMarCon $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid and 50,000 shares have been issued.

In March 2005, NXT signed a contract with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,160 US) plus reimbursement of certain expenses, 100,000 common shares and a grant of an option to buy 100,000 additional common shares. The 100,000 common shares have been issued as of the date of this annual report. The contract may be terminated by either party upon 30 days’ notice.

In January 2005, a 12 month agreement was signed with Aware Capital under which Aware will provide investor relations and promotional services for a finders’ fee that will equal 3% of any financing arranged for by Aware and accepted and closed by NXT subject to certain limitations. As of the date of this annual report no fees have been paid or earned. The agreement also provides for 150,000 restricted shares of common stock to be delivered to NXT’s legal counsel and held in escrow pending Aware’s performance and completion of duties and obligations under the agreement. To the date of this annual report no shares have been issued under this agreement.

We signed the extension of the sublease of the premises for our main office on November 25, 2004 for the period of February 1, 2005 to January 31, 2006. The monthly minimum lease payments beginning with January 1, 2005 are $13,092 CDN. On August 25, 2004 the Technical Service Agreement was signed between NXT and George Liszicasz, its CEO. According to the terms of the agreement Mr. Lisziczsz is entitled to receive preferred shares convertible into common shares as follows:

Stage	Number of Preferred Shares	Annual Gross Revenue of the Company
1	2,000,000	N/A - convertible on signing
2	2,000,000	$ 50,000,000
3	2,000,000	$100,000,000
4	2,000,000	$250,000,000
5	2,000,000	$500,000,000

The ratification of the agreement by the Board of Directors is subject to the receipt of fairness opinion. J.D. McCormick Financial Services has been retained to provide the fairness opinion. The target date for the ratification is the date (to be announced) of the next Annual General Meeting in June 2005. The first 2,000,000 shares will be issued after the ratification.

Off-Balance Sheet Arrangements

None.

Capital Requirements Going Forward

We have approximately $257,917 in cash and redeemable short-term investments on hand as of March 31, 2005. We will be required to raise additional financing through equity issues, borrowings or property dispositions. We are actively seeking equity investment in the company in the form of a private placement. In December 2004 Dundee Securities Limited through their Dynamic Focus Resource Fund invested $1 million US in NXT and provided a commitment to assist the company in raising an additional $3 million. As part of the ongoing equity financing Dundee and NXT have put together a group of investors. Dundee Securities Limited will match the first $1.5 million US invested by third parties. In addition, Dundee has agreed to act as the Agent for our listing application with the TSX-V Exchange. Our consolidated financial statements included with the Form 10-K in which this annual report is included are prepared using generally accepted accounting principles in the United States of America that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities in the normal course of operations. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Our consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as going concern.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We need to raise approximately 1.5 million dollars to cover our expenses for the next 12 months.

Other Matters

Foreign Exchange

We recorded a $12,107 foreign currency translation loss for 2004 (in 2003 we had a gain of $461,515) as a comprehensive income item on our statements of loss and comprehensive loss and shareholders' equity (deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect of Inflation

We do not believe that our operating results were unduly affected by inflation during our three years ended December 31, 2004.

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

In January 2003, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148). FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation. The impact of this accounting standard is discussed more fully in note 11 to the annual consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based employee transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS is effective as of the beginning of the first or annual reporting period that begins after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on whether the company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

The company has begun, but has not completed, evaluating the impact of adopting SFAS 123R on its results of operations. The company currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with evaluating the impact of adopting SFAS 123R, the company is also considering the potential implementation of different valuation models to determine the fair market value of stock-base compensation, although no decision has been yet made. However, the company does believe that the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used.

The following standards issued by the FASB do not impact us at this time:

•
Statement No. 149 - Amendment for Statement 133 on Derivative Instruments and Hedging Activities effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

•
Statement No. 150 - Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

•
Fin 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others effective prospectively for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions; for financial statements of interim or annual periods ending after December 15, 2002 for disclosure requirements.

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

•
SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities, effective prospectively for such activities initiated after December 31, 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

•
In September 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement obligations, required disclosures relating to the interaction of SFAS 143 and the full cost rules, and the impact of SFAS 143 on the calculation of depreciation, depletion, and amortization. This has no impact on our company at this time.

•
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 that amends Opinion 29 to eliminate the exception from fair market measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this statement are effective for all nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have material effect on the results of operations or financial position of the company.

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

Currency Fluctuations

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. However, we are planning to expand our operations in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time. We have not previously engaged in activities to mitigate the effects of foreign currency. Based on the 2004 distribution of revenue and cash flows a one percent change in the Canadian dollar rate relative to the US dollar is estimated to affect revenues by $513 and expenses by $26,208.

Interest Rate Fluctuations

We currently maintain the bulk of our available cash and redeemable short term investments in US dollars and our reported interest income from these short-term investments could be adversely affected by any material changes in US dollar interest rates.

ENERGY EXPLORATION TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2004, 2003 And 2002

Item 8. Financial Statements And Supplementary Data

TABLE OF CONTENTS
 Page
REPORTS OF INDEPENDENT REGISTERED CHARTERD ACCOUNTANTS	39
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	41
Consolidated Statements of Loss and Comprehensive Loss	42
Consolidated Statements of Shareholders’ Equity (Deficit)	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45

SUPPLEMENTAL INFORMATION ON OIL AND GAS ACTIVITIES (UNAUDITED)
Table I - Total Costs Incurred In Oil And Natural Gas Acquisition, Exploration And Development Activities	64
Table II - Capitalized Costs Related To Oil And Natural Gas Producing Activities	64
Table III - Quantities Of Oil And Natural Gas Reserves	65
Table IV - Standardized Measure Of Discounted Future Net Cash Flows Related To Proved Oil And Natural Gas Reserve Quantities	66
SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA	68

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and the Shareholders of Energy Exploration Technologies Inc.:

We have audited the consolidated balance sheet of Energy Exploration Technologies Inc. as at December 31, 2004 and 2003 and the consolidated statements of loss and comprehensive loss, cash flows and shareholders’ equity (deficit) for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energy Exploration Technologies Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in accordance with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Calgary, Canada
April 6, 2005                             Independent Registered Chartered Accountants

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated April 6, 2005 is expressed in accordance with Canadian reporting standards, which do not require a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

Calgary, Canada
April 6, 2005                                      Independent Registered Chartered Accountants

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars except share data)

	December 31, 2004	December 31, 2003
Assets
Current assets
Cash	$287,431	$1,024,201
Short term investments	550,000	-
Accounts receivable	387,943	76,133
Due from officers and employees [note 14]	5,803	-
Note receivable from former officer [note 3]	50,058	43,952
Prepaid expenses	38,479	106,622
	1,319,714	1,250,908

Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,161,591	1,194,406

Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	176,651	190,810
	$2,657,956	$2,636,124

Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$102,562	$136,098
Other accrued liabilities [note 6]	90,479	78,452
Subscriptions payable [note 8]	438,545	472,501
	631,586	687,051

Long term liabilities:
Note payable [note 7]	233,253	-
	864,839	687,051

Contingencies, continuing operations and commitments [notes 1 and 15]

Shareholders' equity
Preferred shares [note 9]
Authorized: unlimited
Issued : nil	-	-
Common shares
Authorized: unlimited
Issued : 21,055,171 and 19,306,852 at December 31, 2004 and
December 31, 2003, respectively [note 8]	27,565,636	24,527,066
Warrants [notes 8 and 10]	-	-
Accumulated deficit	(26,038,158)	(22,855,919)
Accumulated other comprehensive income	265,639	277,926
	1,793,117	1,949,073

	$2,657,956	$2,636,124
The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Loss And Comprehensive Loss
(Expressed in U.S. dollars except share data)

	Twelve months ended
	December 31,
	2004	2003	2002

Revenues
Oil and natural gas revenue	$48,031	$-	$75,628
Gain on sale of properties	30,294	12,003	42,046
	78,325	12,003	117,674

Operating expenses
Oil and natural gas operating expenses	5,735	-	1,559
Administrative	2,370,380	1,782,952	1,442,477
Depletion and impairment of oil and
natural gas properties [note 4]	192,921	1,004,973	210,871
Amortization and depreciation [notes 5]	57,930	56,666	239,766
Research and development	-	-	152,862
Survey operations and support	666,743	130,499	48,909
	3,293,709	2,975,090	2,096,444

Operating loss from continuing operations	(3,215,384)	(2,963,087)	(1,978,770)

Other income
Interest	(531)	2,190	26,499
Other	-	(12,742)	(1,636)
	(531)	(10,552)	24,863

Net loss from continuing operations	(3,215,915)	(2,973,639)	(1,953,907)

Income (loss) from discontinued
operations [note 16]	33,494	159,765	(3,722,213)
Net loss	(3,182,421)	(2,813,874)	(5,676,120)

Other comprehensive income (loss):
Foreign currency translation adjustments	(12,107)	461,515	39,211
Comprehensive loss	$(3,194,528)	$(2,352,359)	$(5,636,909)

Basic and diluted net loss per share from
continuing operations [note 8]	$(0.16)	$(0.17)	$(0.12)
Basic and diluted net loss per share from
discontinued operations [note 8]	$0.00	$0.01	$(0.22)
Basic and diluted loss per share [note 8]	$(0.16)	$(0.13)	$(0.33)

Weighted average common shares outstanding	20,132,989	17,599,783	16,971,153
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Shareholders' Equity (Deficit)
(Expressed in U.S. dollars except share data)
	Accumulated Other
	Comprehensive	Common Shares		Preferred Shares		Warrants		Accumulated
	Income (loss)	Shares	Amount	Shares	Amount	Number	Amount	Deficit	Total
Balance-December 31, 2001	$(222,800)	16,971,153	$23,331,210	800,000	$730,000	-	$-	$(14,365,925)	$9,472,485
2002:
Grant and vesting of options to investor relations consultant	-	-	34,216	-	-	-	-	-	34,216
Loss from continuing operations	-	-	-	-	-	-	-	(1,953,907)	(1,953,907)
Loss from discontinued operations	-	-	-	-	-	-	-	(3,722,213)	(3,722,213)
Other comprehensive loss	39,211	-	-	-	-	-	-	-	39,211
Balance-December 31, 2002	$(183,589)	16,971,153	$23,365,426	800,000	$730,000	-	$-	$(20,042,045)	$3,869,792
2003:
Grant and vesting of options to investor relations consultant	-	-	46,773	-	-	-	-	-	46,773
Issued for cash at $0.40 per share on September 19, 2003 net of issuance costs		1,999,000	744,050	-	-	-	-	-	744,050
Redemption of preferred shares	-	-	-	(800,000)	(730,000)	-	-	-	(730,000)
Compensation expense related to issuance of options to employees and directors	-	-	89,100	-	-	-	-	-	89,100
Options exercised forcash at prices between $0.21 and $2.00 per share	-	234,999	95,200	-	-	-	-	-	95,200
Flow-Through shares issued for cash at $2.00 per share	-	101,700	186,517	-	-	7,496	-	-	186,517
Loss from continuing operations	-	-	-	-	-	-	-	(2,973,639)	(2,973,639)
Income from discontinued operations	-	-	-	-	-	-	-	159,765	159,765
Other comprehensive income	461,515	-	-	-	-	-	-	-	461,515
Balance — December 31, 2003	$277,926	19,306,852	$24,527,066	-	$-	7,496	$-	$(22,855,919)	$1,949,073
2004:
Options exercised for cash at prices between $0.29 amd $2.00 per share	-	218,621	218,527	-	-	-	-	-	218,527
Issued for cash at $2.00 per share on February 12, 2004 net of issuance costs	-	573,269	1,063,277	-	-	604,331	-	-	1,063,277
Issued for services at $1.80 per share on April 18, 2004	-	30,000	54,000	-	-	-	-	-	54,000
Issued for services at $2.00 per share on July 22, 2004	-	200,000	400,000	-	-	-	-	-	400,000
Issued for cash at $2.00 per share on July 22, 2004 net of issuance costs	-	55,000	109,853	-	-	60,680	-	-	109,853
Issued for cash at $2.00 per share on Sept 10, 2004 net of issuance costs	-	78,000	145,765	-	-	44,960	-	-	145,765
Issued for cash at $1.75 per
share on December 2, 2004 net of issuance costs	-	571,429	999,823	-	-	610,000	-	-	999,823
Issued for cash at $2.00 per share on December 31, 2004 net of issuance costs	-	22,000	47,326	-	-	-	-	-	47,326
Loss from continuing operations	-	-	-	-	-	-	-	(3,215,915)	(3,215,915)
Loss from discontinued operations	-	-	-	-	-	-	-	33,494	33,494
Other comprehensive loss	(12,107)	-	-	-	-	-	-	-	(12,107)
Balance — December 31, 2004	$265,819	21,055,171	$27,565,636	-	$-	1,327,467	$-	(26,038,158)	$1,793,297
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash flow
(Expressed in U.S. dollars)

	Twelve months ended
	December 31,
	2004	2003	2002
Operating activities
Net loss from continuing operations	$(3,215,915)	$(2,973,639)	$(1,953,907)
Amortization and depreciation of other property
and equipment	57,930	56,666	239,766
Depletion and impairment of oil and natural gas properties	192,921	1,004,973	210,871
Consulting costs settled by issuance of common stock
and options	454,000	46,773	34,216
Gain on sale of oil and natural gas properties	(30,294)	(12,003)	(42,046)
Changes in non-cash working capital
Accounts receivable	(262,885)	252,041	(124,436)
Interest accrued on loan to former employee	(6,106)	(9,740)	(2,115)
Due from officers and employees	(5,803)	5,004	(4,912)
Prepaid expenses	68,143	(33,307)	70,471
Trade payables	(33,536)	61,805	(436,721)
Other accrued liabilities	12,027	3,712	(58,896)
Compensation settled with options	-	89,100	-
Interest costs settled by issuance of common stock	-	-	-
Net cash used by operating activities	(2,769,518)	(1,508,615)	(2,067,709)
Financing activities
Note payable	233,253	-	-
Funds raised through the sale of common shares, net of issuance costs	2,366,042	930,567	-
Funds raised through the sale of preferred stock and warrants, net of costs	-	-	-
Funds raised through the exercise of options	218,527	95,200	-
Funds raised through the exercise of warrants	-	-	-
Subscriptions payable	(33,956)	472,501	-
Net cash generated by financing activities	2,783,866	1,498,268	-
Investing activities
Funds invested in other property and equipment	(44,358)	(41,330)	-
Proceeds on sale of other property and equipment	-	27,716	3,900
Funds invested in oil and natural gas properties	(160,875)	(808,879)	(463,107)
Funds borrowed by an employee	-	-	-
Proceeds on sale of oil and natural gas properties	31,653	86,125	199,326
Funds invested in short term investments	(550,000)	-	-
Changes in non-cash working capital;
Accrued oil and natural gas property costs and trade payables	-	-	(110,829)
Net cash used by investing activities	(723,580)	(736,368)	(370,710)
Net cash generated (used) by discontinued operations	(15,431)	724,331	(10,330)
Effect of net other comprehensive income (loss)	(12,107)	461,515	39,211
Net cash inflow (outflow)	(736,770)	439,131	(2,409,538)
Cash and Cash Equivalents, beginning of period	1,024,201	585,070	2,994,608

Cash and Cash Equivalents, end of period	$287,431	$1,024,201	$585,070

Non cash discontinued operations
Aircraft parts sold for credit with airplane
leasing company	$48,925	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

1. Organization and Ability to Continue Operations

Energy Exploration Technologies Inc. ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994. The reverse takeover by Pinnacle Oil Inc. of the original company on October 20, 1995 triggered the “continuing entity” for financial accounting purposes under the US GAAP.

In March 2003 we divested all our U.S. properties. For reporting purposes, the results of operations and the cash flows of the U.S. properties have been presented as discontinued operations. Accordingly, prior period financial statements have been reclassified to reflect this change. For details, refer to note 16.

NXT was continued from the State of Nevada to the Province of Alberta, Canada on October 24, 2003. The shareholders voted on and approved this change, which moved the jurisdiction of incorporation from the U.S. to Canada. The tax effects are disclosed in the proxy statement circulated to shareholders for the Special Meeting on October 24, 2003. As a result of the continuance into Canada, our common and preferred shares no longer have a par value assigned, as is the practice in the United States. Therefore the amount that was disclosed as “Additional paid-in Capital” in prior years on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) has been added to the share issued amount. This is a legal jurisdiction reporting difference only.

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

For the year ended December 31, 2004, we incurred a loss of $3,182,421 and had $26,038,158 accumulated deficit at December 31, 2004. Our working capital at December 31, 2004 was $688,128. We anticipate that we will continue to incur further losses from operations and have negative cash flows until such time as we receive revenues from SFD exploration services and from production or sale of properties with respect to currently held prospects or through prospects we identify and exploit for our own account. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as going concern.

To secure the ongoing viability of the company we are currently negotiating a private placement through an Offering Memorandum. The objective of the private placement is to raise sufficient funds to commercialize the SFD technology through obtaining contracts to provide the SFD survey as a service to third parties. We are actively seeking such contracts.

We have divested our U.S. properties in 2003, raised capital through private placements in 2004 and we are in the midst of additional fund raising in 2005. As a result of these measures, we believe we will be able to pursue and exploit our goals and opportunities throughout 2005.

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

2. Significant Accounting Policies

Basis of Presentation

We have prepared these consolidated financial statements for our years ended December 31, 2004, 2003 and 2002 and as at December 31, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America.

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

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Estimates include allowances for doubtful accounts, valuation of the note receivable, estimated useful life of assets, provisions for contingent, measurement of stock based compensation, valuation of future tax assets and reflect management's best estimate. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined necessary. Actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of preparing the consolidated balance sheets and statements of cash flows contained in these consolidated financial statements, we consider all investments with original maturities of ninety days or less to constitute "cash and cash equivalents".

Short Term Investments

Included in investments are temporary investments in term deposits with original maturities greater than 90 days and less than one year. Investments are recorded at the lower of original cost and market value.

Debt Issuance Costs

We amortize debt issuance costs on a straight-line basis over the life of the related debt.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, due from officer, notes receivable, accounts receivable, trade payables, accrued liabilities, notes payable and subscriptions payable. The carrying value of these financial instruments approximates their fair values due to their short-term to maturity and similarity to current market rates and represent their maximum credit risk. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

When we retire or otherwise dispose of our other capitalized property and equipment, we remove their cost and related accumulated depreciation or amortization from our accounts, and record any resulting gain or loss in the results of operations for the period. Our management periodically reviews the carrying value of our property and equipment to ensure that any permanent impairment in value is recognized and reflected in our results of operations. Refer to note 5.

Revenue Recognition

Revenue associated with sales of crude oil and natural gas is recorded when title passes to the customer and collection of the resulting receivable is deemed probable.

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

Income Taxes

We follow the liability method of accounting for income taxes (see Note 13). This method recognizes income tax assets and liabilities at current rates, based on temporary differences in reported amounts for financial statement and tax purposes. The effect of a change in income tax rates on future income tax assets and future income tax liabilities is recognized in income when enacted. Valuation allowances are provided when necessary to reduce future tax assets to an amount that is more likely than not to be realized.

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

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation expense of approximately $241,722, $306,509 and $738,176 and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively. These amounts are determined using an option-pricing model with the following assumptions:

	2004	2003	2002
Weighted-Average Fair Value of Options Granted in Each Year ($/option)	1.18	1.45	1.69
Expected Dividends paid per common share ($/share)	Nil	Nil	Nil
Expected life (years)	3	4.5	4.5
Expected volatility in the price of NXT’s common shares (%)	235	207	225
Risk free interest rate (%)	4	4	4

Summarized below is pro forma financial information for the three years ended December 31, 2004, 2003 and 2002, which presents the net loss for the year and loss per common share for the year calculated in accordance with SFAS No. 123:

	Twelve Months Ended
	December 31,
	2004	2003	2002
Net loss as reported	$(3,182,421)	$(2,813,874)	$(5,676,120)
Add: Stock-based employee compensation expense, included in reported net loss	-	89,100	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(241,722)	(306,509)	(738,176)
Pro forma net loss for the year	$(3,424,143)	$(3,031,283)	$(6,414,296)

Pro forma basic and diluted loss per common share	$(0.17)	$(0.17)	$(0.37)

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

In January 2003, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123” (FAS 148). FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation. The impact of this accounting standard is discussed more fully in notes 11 and 12.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based employee transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS is effective as of the beginning of the first or annual reporting period that begins after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on whether the company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

The company has begun, but has not completed, evaluating the impact of adopting SFAS 123R on its results of operations. The company currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with evaluating the impact of adopting SFAS 123R, the company is also considering the potential implementation of different valuation models to determine the fair market value of stock-base compensation, although no decision has been yet made. However, the company does believe that the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used.

The following standards issued by the FASB do not impact us at this time:

•
Statement No. 149 - Amendment for Statement 133 on Derivative Instruments and Hedging Activities effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

•
Statement No. 150 - Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity effective for financial instruments issued at the beginning of the first interim period beginning after June 15, 2003.

•
Interpretation No. 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others effective prospectively for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions; for financial statements of interim or annual periods ending after December 15, 2002 for disclosure requirements.

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

•
SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities, effective prospectively for such activities initiated after December 31, 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

•
In September 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement obligations, required disclosures relating to the interaction of SFAS 143 and the full cost rules, and the impact of SFAS 143 on the calculation of depreciation, depletion, and amortization. This has no impact on our company at this time.

•
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 that amends Opinion 29 to eliminate the exception from fair market measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this statement are effective for all nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have material effect on the results of operations or financial position of the company.

3. Note Receivable from Former Officer

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta. The interest rate averaged 5 1/2%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left NXT in 2002. The officer had an offsetting claim against NXT for wrongful dismissal (he left the Company in 2002). He has not pursued the claim and the statute limitation made his claim expire in October 2004. We can and will pursue our claim now and are convinced that we will be successful since there is no offsetting claim any more. The promissory note also specifies that potential legal fees be to be borne by the former officer.

4. Oil and Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2004 and 2003, and as of December 31, 2004, 2003 and 2002:

	Capitalized for the Years Ended		Capitalized As of
	December 31		December 31
	2004	2003	2004	2003	2002

Acquisition costs	$161,465	$389,679	$1,819,811	$1,658,346	$1,268,667
Exploration costs	-	865,926	8,257,804	8,257,804	7,391,878
Development Costs	-	-	83,234	83,234	83,234
Oil and natural gas properties	161,465	1,255,605	10,160,849	9,999,384	8,743,779
Less impairment	(172,623)	(17,291)	(7,150,018)	(6,977,395)	(5,612,387)
Less dispositions	(1,359)	(1,365,008)	(1,671,529)	(1,670,170)	(227,351)
Less depletion	(20,298)	(1,442,819)	(177,711)	(157,413)	(140,122)
Net oil and natural gas properties	$(32,815)	$(1,569,513)	$1,161,591	$1,194,406	$2,763,919

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2004, 2003, 2002:

	Capitalized As of December 31
	2004	2003	2002
Proved property costs	$35,543	$-	$781,446
Unproved property costs	1,126,048	1,194,406	1,982,473
	$1,161,591	$1,194,406	$2,763,919

The impairment of oil and natural gas properties also includes the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. We have written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). The method we use is to compare the average price paid per acre for petroleum and natural gas rights in the province, after applying a discount to recognize the shorter remaining life of certain of our leases and the possible reduced economic value, to the recorded carrying cost of our leases. Based upon these evaluations, we have determined that our unproved properties continued to have prospective commercial viability as of these dates but that an impairment of $172,623 had occurred in 2004 ($945,000 in 2003 and $263,000 in 2002). Based upon these considerations, we have recorded these impairments against our properties to date as noted above.

5. Other Property and Equipment

Summarized below are our capitalized costs for other property and equipment as of December 31, 2004 and 2003:

	December 31	December 31
	2004	2003

Computer and SFD equipment	$359,809	$332,011
Computer and SFD software	155,223	142,238
Equipment	89,302	86,046
Furniture and fixtures	222,602	187,588
Leasehold improvements	257,224	238,475
SFD survey system (including software)	136,425	127,845
Tools	2,046	1,897
Vehicle	18,828	18,828
Flight Equipment	1,489	1,380
Other property and equipment	1,242,948	1,136,308
Less accumulated depreciation, amortization and impairment	(1,066,296)	(945,498)
Net other property and equipment	$176,651	$190,810

6. Other accrued Liabilities

As of December 31, 2004 the Company has $90,479 other accrued liabilities. This amount includes $69,283 accrued audit fees, $15,835 payable for tax return preparation, $3,200 accrued legal fees, $1,229 payable for reserve report and $932 crown royalty payable.

7. Notes Payable

As of December 31, 2004 the Company has a loan outstanding in the amount of $233,253 US. This amount is comprised of $250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004 and an additional $31,000 US as a result of an amendment to the loan agreement dated November 16, 2004. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz for a further $100,000 CDN. As at December 31, 2004 the $ 100,000 CDN has not been utilized. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). The maturity date for all three loans is April 15, 2006.

8. Common Stock

The loss per share is presented in accordance with the provision of SFAS No. 128, Earnings Per Share (“EPS”). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2004 and 2003 because the company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

In calculating diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002, we excluded all options and warrants, either because the exercise price was greater than the annual average market price of our common shares in those years or the exercise of the options and warrants would have been anti-dilutive. During these three years, outstanding stock options and warrants were the only potentially dilutive instrument.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life. Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders’ fees. In addition, we had also received $438,545 in gross proceeds at December 31, 2004 for which shares had not been issued at December 31, 2004 and this amount is shown as subscriptions payable on the balance sheet.

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

On December 22, 2004, we raised $1,000,001 in gross proceeds through a private placement of 571,429 units. Each unit consisted of a common share at $1.75 ($2.10 CDN) per share and a warrant with a strike price of $2.75 ($3.30 CDN) and a one year life. Net proceeds to our company were $999,823 after deducting $178 in offering expenses.

On December 31, 2004 we raised $47,326 in gross proceeds through a private placement of 22,000 units. Each unit consisted of a common share of $2.00 ($2.60 CDN) per share.

On September 11, 2003, we raised $750,000 in gross proceeds through a private placement of 1,875,000 common shares at $0.40 per share. Net proceeds to our company were $744,050 after deducting $5,950 in offering expenses and we also issued 124,000 shares as finders' fees. On December 31, 2003 we closed a private placement of 101,700 flow-through common shares at $2.00 ($2.60 CAN) per share for $203,400 in gross proceeds. Net proceeds were $186,517. We issued 7,496 warrants with a strike price of $2.75 and a one year term and paid $14,992 in finders' fees.

9. Preferred Shares

Preferred shares are not entitled to payment of any dividends, although they are entitled under certain circumstances to participate in dividends on the same basis as if converted into common shares. Preferred shares carry liquidation preferences should our Company wind-up and dissolve.

Each "series A" preferred share carried a $7.50 liquidation preference should our Company wind-up and dissolve. Each series "A" preferred share was convertible by either the holder or NXT into common shares based upon a $7.50 per share conversion price, subject to adjustment should NXT sell common shares or common shares purchase options or warrants at prices less than $7.50 per share in specified circumstances.

All outstanding preferred shares were returned to treasury effective May 9, 2003 as part of the compensation received for the sale of the U.S. properties.

10. Performance Warrants

On August 1, 1996, we granted a performance-based contractual right to acquire NXT warrants to the licensor of our SFD technology, Momentum Resources Corporation ("Momentum Resources"), in connection with the amendment of our exclusive SFD technology license with Momentum Resources to use the SFD technology for hydrocarbon exploration. The initial term of the contract with Momentum Resources expires on December 31, 2005 and can be cancelled by NXT providing written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term. Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons. Momentum Resources has not earned any warrants under the SFD technology license as of December 31, 2004.

11. Employee and Director Options

Description of Plans

Through December 31, 2004, we have granted options to selected employees, directors, advisors and consultants of our company pursuant to the following separate arrangements or plans (the "Plans"):

•
separate stand-alone directors' options which we granted to selected directors as compensation for serving on our board of directors; as these grants were not a part of an option plan there is no underlying maximum number of shares reserved and no general vesting and expiry conditions specified;

•
the 1997 Pinnacle Oil International, Inc. Stock Plan (the "1997 Plan"), pursuant to which 1,500,000 common shares are reserved for issuance to employees, directors and consultants in the form of stock options or outright stock grants; unless otherwise specified in the Option Certificate, all options vest on the date of grant and the maximum expiry date is 10 years from the date of the grant; subject to this maximum expiry date, the Administrator may determine different expiry and vesting conditions;

•
the 1999 Pinnacle Oil International, Inc. Executive Option Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to executive officers in the form of stock options; unless otherwise specified in the Option Certificate, all options vest on the date of grant and the maximum expiry date is 10 years from the date of the grant; subject to this maximum expiry date, the Administrator may determine different expiry and vesting conditions;

•
the 2000 Pinnacle Oil International, Inc. Directors' Option Plan (the "2000 Plan"), pursuant to which 400,000 common shares are reserved for issuance to selected directors in the form of stock options; unless otherwise specified in the Option Certificate, all options vest on the date of grant and the maximum expiry date is 10 years from the date of the grant; subject to this maximum expiry date, the Administrator may determine different expiry and vesting conditions;

•
the 2003 Stock Plan under which 375,000 common shares are reserved for issuance to consultants; and the Plan Administrator has the authority to decide the vesting conditions and the expiration dates of options awarded under this plan;

•
the 2004 Stock Option Plan under which 1.2 million common shares are reserved for issuance to eligible employees, directors, members of management and service providers;
the maximum option period is 10 years from the grant and vesting conditions are determined by the Board of Directors and the Compensation Committee.

Vesting terms and maximum terms of options are specified in individual plans. However, the Administrator has the authority to change these terms. At present, options generally vest one-third each on the first through third anniversaries of the grant date and lapse, if unexercised, five years from the date of vesting.

Summary of Option Grants

We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2004:

	2004		2003		2002
	Common	Weighted	Common	Weighted	Common	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,008,942	$1.45	1,501,842	$2.02	2,174,900	$2.25
Granted	648,000	1.90	790,000	0.35	344,000	0.36
Exercised	(218,621)	(1.18)	(234,999)	(0.41)	-	-
Forfeited	(33,334)	(0.09)	(36,334)	(1.40)	(230,000)	(0.48)
Expired	(712,652)	(1.93)	(11,567)	(0.45)	(787,058)	(1.62)

Outstanding at end of year	1,692,335	$1.40	2,008,942	$1.45	1,501,842	$2.02
Exercisable at end of year	653,663	$1.83	1,309,270	$1.84	1,063,842	$2.02
Available for grant at end of year	2,217,945		1,149,959		438,000

We have summarized below all outstanding options under the Plans as of December 31, 2004:

			As of December 31, 2004
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested and Exercisable

Independent Grants
	January 4, 2001	$2.00	15,000	15,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	8,000
	January 4, 2001	$2.00	170,000	164,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	15,000
	August 13, 2002	$0.38	40,001	6,666
	September 20, 2002	$0.29	2,667	-
	March 27, 2003	$0.14	60,000	20,000
	September 8, 2003	$0.43	191,667	45,000
	August 12, 2004	$2.15	210,000	-
	December 23, 2004	$1.47	123,000	-

1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	-
	December 23, 2004	$1.47	100,000	-

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	15,000	15,000
	April 17, 2000	$2.00	30,000	30,000
	August 13, 2002	$0.38	120,000	79,999
	September 20, 2002	$0.29	10,000	6,666
	September 8, 2003	$0.43	160,000	53,332
	August 12, 2004	$2.15	40,000	-

2003 Plan
	August 12, 2004	$2.15	25,000	-
	June 24, 2003	$0.38	75,000	75,000

2004 Stock Option Plan
	December 23, 2004	$2.15	70,000	-
			1,692,335	653,663

Contractual Life for Outstanding Options
	2005	2006	2007	2008	2009	2010	2011
$0.14	-	-		60,000	-	-	-
$0.29	-	-	12,667	-	-	-	-
$0.38	-	-	235,001	-	-	-	-
$0.43	-	-	-	351,667	-	-	-
$1.47	-	-	-	-	293,000	-	-
$2.00	55,000	61,000	46,000	46,000	31,000	11,000	5,000
$2.15	-	-	-	-	355,000	-	-
$2.50	-	50,000	35,000	35,000	-	-	-
$4.13	-	2,000	2,000	2,000	2,000	2,000	-
	55,000	113,000	330,668	494,667	681,000	13,000	5,000

Consultant and executive options outstanding as of December 31, 2004 vest over the next three years, from the date of grant based upon the continued provision of services. The options vest one-third each on the first through third anniversaries of the grant date.

The director options granted after January 1, 2000 that are outstanding as of December 31, 2004 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

Compensation Expense Associated With Grant of Options

Pursuant to APB 25, we have recorded nil (2003 - $89,100 2002 - nil) compensation expense relating to the grant of options as the exercise price for certain options we have granted to our employees and directors was less than the market price of the underlying common shares on the effective date of grant. See note 2.

12. Investor Relations Options

On May 15, 2002, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted that consultant options to purchase 155,000 common shares at $2.50 per share. The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed so long as the agreement has not been terminated for "good cause" as defined in the agreement. These options lapse, to the extent vested and unexercised, five years after the date of vesting. Pursuant to SFAS 123, for the year ended December 31, 2003, we recorded compensation expense, as part of administrative expense, determined in accordance with the Black Scholes options pricing model in the amount of $46,773 in connection with the grant and vesting of these options.

13. Income Taxes

Net Operating Losses Carried Forward

As of December 31, 2004, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$5,861,634	2010—2024
Canada	$7,035,447	2005—2011

Deferred Income Tax Assets and Liabilities

As of December 31, 2004 our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$5,861,634	34%		1,992,955
Tax asset related to depreciation	Nil	34%		0
Valuation reserve				(1,992,955)
			$	Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	7,035,447	39.25%		$2,761,061
Tax asset related to depreciation	4,924,642	39.25%		1,932,676
Valuation reserve				(4,693,737)
			$	Nil

As of December 31, 2003, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount		Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$	(48,718)	34%		$(16,564)
Tax asset related to depreciation		$9,273,221	34%		3,152,895
Valuation reserve					(3,136,331)
				$	Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$4,361,265	39.25%		$1,711,578
Tax asset related to depreciation	$3,650,053	39.25%		1,432,463
Valuation reserve				(3,144,041)
			$	Nil

We have not provided for any amount of current or deferred U.S. federal, state or foreign income taxes for the current period or any prior period presented. We have provided a full valuation allowance on the deferred tax asset and liability, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset during the year ended December 31, 2004 was $319,746 as compared to $712,823 for the year ended December 31, 2003.

14. Related Party Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2004, 2003, and 2002:

December 31	2004	2003	2002

Collective legal fees expensed to law firms with partners who were also directors of NXT or NXT Energy Canada	Nil	Nil	$72,440

Collective wages, fees and benefits paid to executive officers of NXT, who were also directors of NXT	$116,373	$107,382	$234,958

Accounts receivable due from executive officers	$5,803	Nil	$5,004

Our rights to use our SFD technology initially arose from a sharing of the technology with Momentum Resources Corporation, and an agreement pursuant to which we were originally granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose pursuant to a sharing of the SFD Technology permitted by Momentum Resources Corporation, which was originally the exclusive owner of the SFD. Momentum Resources is owned 50% by one of our significant stockholders who is a director and an executive officer of NXT as of December 31, 2004. Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms is defined in the agreement), which we may receive, based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of December 31, 2004. The agreement with Momentum Resources is due for renewal on December 31, 2005 subject to 60 days’ notice. We intend not to renew the agreement because in management’s view Momentum has not fulfilled its contractual obligations. In order to ensure that NXT maintain control over the SFD sensors we entered into an Interim Operating Agreement and a Technical Services Agreement with Mr. Liszicasz in November 2004. Mr. Liszicasz developed the prototype sensor for the SFD technology, which was later transferred to Momentum Resources Corporation, a Bahamian corporation (“Momentum”), of which Mr. Liszicasz is a part owner. The Interim Operating Agreement states that NXT has an undivided and unencumbered title to the four (4) operating stress field detectors engineered and constructed by Mr. Liszicasz since June 1, 1999 to-date, plus all sensors which might be manufactured by Mr. Liszicasz in the future with the financial contribution of NXT. This agreement also states that Mr. Liszicasz is to provide NXT with his know-how and technical expertise in connection with NXT's use of the sensors, which includes construction, redesign and advancement of the sensors; and interpretation and analysis of data produced by surveys using the sensors. The Interim Operating Agreement expires on December 31, 2005.The Technical Services Agreement goes into effect following the expiration of the Interim Operating Agreement and continues the obligations of Mr. Liszicasz to provide NXT with his know-how and technical expertise in connection with NXT’s use of the sensors and confirms NXT’s title to the sensors.

15. Commitments and Contingencies

We signed the extension of the sublease of the premises for our main office on November 25, 2004. The monthly minimum lease payments are $13,092 CDN and the sublease expires on January 31, 2006.

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. On December 10, 2002, we filed our Statement of Defense. Mr. Stinson is a past President and director of NXT and is currently a director and shareholder of Momentum Resources. We believe the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending ourselves against the claim.

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

On January 3, 2005, Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe with CoMarCon Germany. Under this contract, NXT has the obligation to pay CoMarCon $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid and 50,000 shares have been issued.

In March 2005 a contract was signed with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,160 US) plus reimbursement of certain expenses, 100,000 common shares and a grant of an option to buy 100,000 additional common shares. The 100,000 common shares have been issued as of the date of this report. The contract may be terminated by either party upon 30 days notice.

In January 2005, a 12 month agreement was signed with Aware Capital under which Aware will provide investor relations and promotional services for a finders’ fee that will equal 3% of any financing arranged for by Aware and accepted and closed by NXT subject to certain limitations. As of the date of this report no fees have been paid or earned. The agreement also provides for 150,000 restricted shares of common stock to be delivered to NXT’s legal counsel and held in escrow pending Aware’s performance and completion of duties and obligations under the agreement. To the date of this report no shares have been issued under this agreement.

16. Discontinued Operations

In January 2003, we adopted a formal plan to divest our U.S. oil and gas properties. On May 9, 2003 we closed a sale transaction with our U.S. joint venture partner to sell the properties for total consideration of $1,450,000 with proceeds of $720,000 in cash and the return to treasury of all the outstanding preferred shares. The effective date of the transaction was March 1, 2003 and was recorded at fair market value. The price for these properties was set by arm’s length negotiations between the parties.

In June 2004 we sold airplane parts in exchange for 30 hours of rental time on an airplane from Avia Aviation. The airplane parts had been written off in previous years and had no recorded value at the time. We used the rental rate for the airplane of $1,747 US per hour based on previous invoices from Avia Aviation for the valuation of the transaction. We recognized a gain of $45,725 on the sale. We also incurred $12,231 of administrative expenses in relation to discontinued operation. The net gain from discontinued operations was $33,494.

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
Summarized below with respect to our years ended December 31, 2004, 2003, and 2002 and is geographic information relating to:

•	revenues we have received during the year from continuing operations allocated amongst the geographic areas in which the revenue was generated;

•	our net loss for the year from continuing operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.
•	our net income (loss) for the year from discontinued operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.

	United States	Canada	Total
Twelve Months Ended

December 31, 2004:
Revenues from oil and natural gas production	$-	$48,031	$48,031
Net loss from continuing operations	$-	$(3,215,915)	$(3,215,915)
Income from discontinued operations	$33,494	$-	$33,494

December 31, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations		$(2,973,639)	$(2,973,639)
Income from discontinued operations	$159,765	$-	$159,765

December 31, 2002:
Revenues from oil and natural gas production	$-	$75,628	$75,628
Net loss from continuing operations	$-	$(1,953,907)	$(1,953,907)
Income from discontinued operations	$(3,722,213)	$-	$(3,722,213)

Summarized below is geographic information relating to our assets as of December 31, 2004 and December 31, 2003, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As Of	United States	Canada	Total
December 31, 2004:	$-	$2,657,956	$2,657,956
December 31, 2003	$-	$2,636,124	$2,636,124

Of our total revenue, $46,053 (96%) came from a single external customer (Centrica Canada Ltd.) and was earned in the geographical segment of Canada.

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets and the accounting policies of each segment are the same as those described in note 2.

18. Subsequent Events

On January 3, 2005 Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe with CoMarCon Germany. Under this contract, NXT has the obligation to pay CoMarCon $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid and 50,000 shares have been issued.

In March 2005 a contract was signed with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,160 US) plus reimbursement of certain expenses, 100,000 common shares and a grant of an option to buy 100,000 additional common shares. The 100,000 common shares have been issued as of the date of this report. The contract may be terminated by either party upon 30 days notice.

In January 2005, a 12 month agreement was signed with Aware Capital under which Aware will provide investor relations and promotional services for a finders’ fee that will equal 3% of any financing arranged for by Aware and accepted and closed by NXT subject to certain limitations. As of the date of this report no fees have been paid or earned. The agreement also provides for 150,000 restricted shares of common stock to be delivered to NXT’s legal counsel and held in escrow pending Aware’s performance and completion of duties and obligations under the agreement. To the date of this report no shares have been issued under this agreement.

19. Comparative Figures

Certain amounts in the consolidated financial statements have been reclassified in the current period to conform with the current year’s presentation.

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

Table I
Total Costs Incurred In Oil and Natural Gas Acquisition, Exploration and Development Activities

Years Ended	United States	Canada	Total
December 31, 2004:
Acquisition costs	$-	$161,465	$161,465
Exploration costs	-	-	-
Development costs	-	-	-
	$-	$161,465	$161,465

December 31, 2003:
Acquisition costs	$1,665	$388,014	$389,679
Exploration costs	67,982	797,944	865,926
Development costs	-	-	-
	$69,647	$1,185,958	$1,255,605

December 31, 2002:
Acquisition costs	$8,260	$223,966	$232,226
Exploration costs	1,169,339	211,462	1,380,801
Development costs	-	27,681	27,681
	$1,177,599	$463,109	$1,640,708

Table II
Capitalized Costs Related To Oil and Natural Gas Producing Activities

	United States		Canada		Total

As At December 31, 2004:
Proved property costs	$	Nil		$55,841		$55,841
Less dispositions		-		-		-
Less impairment		-		-		-
Less depletion		-		(20,298)		(20,298)
Net proved property costs		-		$35,543		$35,543
Unproved property costs		-		3,537,895		3,537,895
Less impairment		-		(2,411,847)		(2,411,847)
Net unproved property costs		-		1,126,048		1,126,048

		$-		$1,161,591		$1,161,591

As At December 31, 2003:
Proved property costs	$	Nil	$	Nil	$	Nil
Less dispositions		-		-		-
Less impairment		-		-		-
Less depletion		-		-		-
Net proved property costs		-		-		-
Unproved property costs		-		3,404,471		3,404,471
Less impairment		-		(2,210,065)		(2,210,065)
Net unproved property costs		-		1,194,406		1,194,406

		$-		$1,194,406		$1,194,406

As At December 31, 2002:
Proved property costs		$1,977,950		$524,197		$2,502,147
Less dispositions		—		(227,351)		(227,351)
Less impairment		(1,262,360)		(90,868)		(1,353,228)
Less depletion		(121,290)		(18,832)		(140,122)
Net proved property costs		594,300		187,146		781,446
Unproved property costs		3,673,292		2,568,340		6,241,632
Less impairment		(2,994,094)		(1,265,065)		(4,259,159)
Net unproved property costs		679,198		1,303,275		1,982,473

		$1,273,498		$1,490,421		$2,763,919

Table III
Quantities of Oil and Natural Gas Reserves

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those, which are expected to be recovered through existing wells with existing equipment and operating methods.

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

Proved developed reserves are reserves, which can be expected to be recovered through existing wells with existing equipment and existing operating methods. This classification includes: (1) proved developed producing reserves which are reserves expected to be recovered through existing completion intervals now open for production in existing wells; and (2) proved developed non-producing reserves which are reserves that exist behind the casing of existing wells which are expected to be produced in the predictable future, where the cost of making such oil and natural gas available for production should be relatively small compared to the cost of a new well.

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

Year ended December 31, 2004:	United States	Canada	Total
Proved Reserves – Natural Gas And Condensate (McfGE)

Proved reserves, beginning of year	-	-	-
Additions, February 2004	-	31,046	31,046
Production	-	(11,046)	(11,046)
Property dispositions	-	-	-
Proved reserves, end of year	-	20,000	20,000

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

Year Ended December 31, 2004:	United States	Canada	Total
Future cash inflows	Nil	$126,000	$126,000
Future production costs	-	(22,300)	$(22,300)
Future development costs	-	(4,700)	$(4,700)
Future net revenue before income taxes	-	99,000	$99,000
10% annual discount for estimated timing of cash flows	-	(14,000)	$(14,000)
Discounted future net cash flows before income taxes	-	85,000	$85,000
Future income taxes, discounted at 10% per annum	-	-	$-
Standardized measure of discounted future net cash flows	Nil	$85,000	$85,000

Year Ended December 31, 2003:	United States	Canada	Total
Future cash inflows	Nil	Nil	Nil
Future production costs	-	-	-
Future development costs	-	-	-
Future net revenue before income taxes	-	-	-
10% annual discount for estimated timing of cash flows	-	-	-
Discounted future net cash flows before income taxes	-	-	-
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	Nil	Nil	Nil

Year Ended December 31, 2002:	United States	Canada	Total
Future cash inflows	$4,770,000	$448,000	$5,218,000
Future production costs	(1,135,000)	(19,000)	(1,154,000)
Future development costs	(113,000)	(34,000)	(147,000)
Future net revenue before income taxes	3,522,000	395,000	3,917,000
10% annual discount for estimated timing of cash flows	(1,443,000)	(146,000)	(1,589,000)
Discounted future net cash flows before income taxes	2,079,000	249,000	2,328,000
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	$2,079,000	$249,000	$2,328,000

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

Interim Quarter Ended	Dec. 31, 2004	Sept. 30 ,2004	June 30, 2004	March 31, 2004
Revenue	$11,639	$17,743	$4,344	$44,599
Net loss from continuing operations	$(760,201)	$(415,619)	$(1,011,381)	$(1,028,714)
Net loss from discontinued operations	$(2,331)	$5,052	$41,805	$(11,032)
Comprehensive loss	$(721,007)	$(346,154)	$(1,022,979)	$(1,104,388)
Net loss	$(762,532)	$(410,567)	$(969,576)	$(1,039,746)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.05)	$(0.06)

Interim Quarter Ended	Dec. 31, 2003	Sept. 30 ,2003	June 30, 2003	March 31, 2003
Revenue	$-	$-	$-	$-
Net loss from continuing operations	$(1,736,398)	$(481,719)	$(359,995)	$(395,527)
Net loss from discontinued operations	$(6,557)	$(26,660)	$(5,618)	$198,600
Net loss	$(1,742,955)	$(508,379)	$(365,613)	$(196,927)
Comprehensive loss	$(1,591,558)	$(521,507)	$(185,900)	$(53,394)
Basic and diluted loss per share	$(0.09)	$(0.03)	$(0.01)	$-

Item 9. Changes In And Disagreements With Accountants On Accounting AND FINANCIAL Disclosure

On July 9, 2002, our board of directors accepted the resignation of Arthur Andersen LLP Canada, otherwise referred to as Andersen, as our independent auditors. The resignation was tendered, as Anderson was no longer able to fulfill its responsibilities to NXT due to Andersen ceasing operations. Andersen audited our consolidated financial statements for our two years ended December 31, 2001.

The report of Andersen accompanying the audited financial statements for our two years ended December 31, 2001 was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion.

On July 9, 2002 our board of directors appointed Deloitte & Touche LLP as our new independent auditors.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 10. Directors And Executive Officers

NXT’s articles provide for a minimum of one director and a maximum of 15 directors comprising our board of directors. At present, our board of directors consists of seven members.

Our directors are appointed by our common stock shareholders at our annual meeting of shareholders and hold the position either until the next annual shareholders meeting or until a successor is appointed. Our directors recently appointed Mr. Brian Kohlhammer to the board and his appointment will be submitted to the shareholders for approval at the next annual shareholders meeting.

The following table sets forth information, as of February 23, 2005, regarding our directors, executive officers and key employees:

Donald E. Foulkes Age 56 Director since May 2002
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

Mr. Foulkes is a professional geologist and received a Bachelor of Science degree in Geology from the University of Calgary in 1970.

Mr. Foulkes sits on both our Audit Committee and our Compensation Committee.

HIS HIGHNESS SHEIKH AL HASSAN BIN ALI BIN RASHID AL NUAIMI Age 41 Director since February 2004	His Highness is a member of the Saudi Royal Family. He is Chairman of Sea Spray Aluminum Boats "Emirates" L.L.C. which operates four factories, two in the UAE and one factory each in Iran and India.
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

Mr. Hunter received his Bachelor of Arts degree in Economics from California State University Sacramento.

Mr. Hunter has served on our Compensation Committee since February 2000.

George Liszicasz Age 51 Director and Chief Executive Officer since January 1996
Mr. Liszicasz is the inventor of the SFD technology and has been our Chairman and Chief Executive Officer since inception. Mr. Liszicasz was appointed our interim President and interim Chief Financial Officer in July 2002. Mr. Liszicasz's primary responsibilities, as the Chief Executive Officer, interim President and interim Chief Financial Officer, are to ensure the smooth running of the day-to-day operations and to further develop our SFD technology. Prior to founding NXT, Mr. Liszicasz was Vice President of Susa Petroleum Inc. from 1993 to 1994. From 1987 to 1995, Mr. Liszicasz was President of Owl Industries Ltd., a developer of electronic controlling devices, where he had both engineering and business responsibilities. Mr. Liszicasz serves as a board member of each of our four subsidiaries; NXT Energy Canada, Inc., NXT Energy USA, Inc., NXT Aero Canada, Inc. and NXT Aero USA, Inc.

Mr. Liszicasz studied electronics and general sciences at the University of British Columbia and obtained a High Voltage Controls and Station Operations degree in Electronics from the Landler Jeno Technitken in Hungary in 1973.

Douglas Rowe Age 62 Director since May 2002
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

Scott R. Schrammar Age 55 Corporate Secretary since September 2002
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

Robert Van Caneghan Age 57 Director since May 2002
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

Brian Kohlhammer Age 41 Director since December 2004
Mr. Kohlhammer is a Chartered Accountant with over eighteen years experience in financial management reporting including four years public accounting and fourteen years financial forecasting, analysis and reporting.

Since December 2004, Mr. Kohlhammer has been serving as Vice President of Financial and Chief Financial Officer for Delphi Energy Corp., a public junior oil and gas company in Canada traded on the Toronto Stock Exchange and based in Calgary, Alberta. From 2001 to 2004, Mr. Kohlhammer served as Vice President of Financial and Chief Financial Officer for Virtus Energy Ltd., a public junior oil and gas exploration and production company traded on the TSX Venture Exchange and based in Calgary, Alberta. From 2000 to 2001, Mr. Kohlhammer served as Vice President of Financial and Chief Financial Officer for Patchgear.com Inc., an Internet based B2B e commerce public company in the safety equipment sector that was located in Calgary, Alberta. Mr. Kohlhammer is a member of our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
George Liszicasz	President & Member of the Board of Directors	N/A	Late/3	N/A
Jarmila Manasek	Vice-President-Finance	Late/1	Late/1	N/A
Brian Kohlhammer	Member of the Board of Directors	Late/1	N/A	N/A
Bin Ali Bin Rashid Al Nuaimi His Highness Sheikh Al Hassan	Member of the Board of Directors	Late/1	N/A	N/A
Stephens Group Inc.	10% Owner	N/A	N/A	Late/1
SFD Investment LLC	10% Owner	N/A	N/A	Late/1

Board Committees

Our board of directors has established two committees, a Compensation Committee and an Audit Committee.

Messrs. Foulkes, Hunter and Rowe constitute our Compensation Committee. Our Compensation Committee reviews and makes recommendations with respect to the compensation of our executive officers, and also administers our various stock plans.

The Audit Committee's duties, as outlined in its charter, include recommending to our board of directors the engagement of our independent registered chartered accountants, reviewing and discussing the financial statements with management, reviewing the results of the independent registered chartered accountants examination of our periodic financial statements, and determining the independence of those accountants. Messrs. Kohlhammer, Foulkes and Van Caneghan are members of the Audit Committee. Mr. Kohlhammer is the financial expert on the audit committee.

Messrs. Kohlhammer, Foulkes and Van Caneghan are considered "independent" within the meaning of the rules of NASDAQ, the New York and American Stock Exchanges and the U.S. Securities and Exchange Commission.

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

Board and Committee Meetings

Our board of directors was comprised of seven directors as of December 31, 2004, and eight meetings were held during 2004. Our board of directors also approved four additional corporate matters during 2004 through unanimous written consents.

The Compensation Committee held two informal meetings as a part of regular board of directors’ meetings during 2004.

The Audit Committee held four meetings during 2004 and both Mr. Foulkes and Mr. Van Caneghan members were in attendance at all meetings. Mr. Kohlhammer became the member of the Audit Committee in December 2004.

Item 11. Executive Compensation

The following table shows the compensation paid over the past three years with respect to the following persons:

•	Our Chief Executive Officer;
•	Our four other most highly compensated executive officers (if any), whose annual salary and bonus exceeded $100,000 in the aggregate; and

						Long Term Compensation
		Annual Compensation			Awards	Payouts
Named Executive Officer and Principal Position	Year	Salary (1)		Bonus	Other (2)	Restricted Stock	Securites Underlying Options and SARs	Log Term Incentive Plan	All Other Compensation
George Liszicasz (6)	2004		$116,373	---	---	---	---	---	---
Chief Executive Officer	2003		$99,415	---	---	---	---	---	---
	2002		$83,671	---	---	---	---	---	---

Daniel C. Topolinsky (3)	2004	$	---	---	---	---	---	---	---
Former President and Chief Operating Officer	2003	$	---	---	---	---	---	---	---
	2002		$62,187	---	---	---	---	---	---

James R. Ehrets (4)	2004	$	----	---	---	---	---	---	---
Former Vice President Exploration (U.S.)	2003	$	----	---	---	---	---	---	---
	2002		$194,802	---	---	---	---	---	---

John M. Woodbury (5)	2004	$	---	---	---	---	---	---	---
Former Chief Financial Officer & General Counsel	2003	$	---	---	---	---	---	---	---
	2002		$90,209	---	---	---	---	---	---

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

(5)	Mr. Woodbury’s contract expired on July 8, 2002 and was not renewed.
(6)	In January 2002, Mr. Liszicasz accepted a 50% reduction in his annual salary.

Summary of Stock Options and Stock Appreciation Rights Granted To Executive Officers

There were 140,000 options granted to our executive officers at prices ranging from $1.47 to $2.15 to purchase our common shares during 2004.

The following table sets forth information regarding stock option grants to our officers and directors as of March 1, 2005:

Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date (mm/dd/yy)	5% ($)	10% ($)
Donald Foulkes	40,000	2.36%	0.38	08/13/07	4,199	9,280
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

Dennis Hunter	45,000	2.66%	2.00	02/15/06 thru	24,865	54,946
				04/17/08
	20,000	1.18%	0.38	08/13/07	2,100	4,640
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

George Liszicasz	15,000	0.89%	2.00	05/05/03 thru	8,927	19,926
				05/20/04
	30,000	1.77%	0.14	03/27/08	1,160	2,564
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

Douglas Rowe	30,000	1.77%	0.38	08/13/07	3,150	6,960
	10,000	0.59%	0.29	09/20/07	801	1,770
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

Robert Van Caneghan	30,000	1.77%	0.38	08/13/07	3,150	6,960
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

Brian Kohlhammer	40,000	2.36%	1.47	12/23/2009	16,245	35,898

Scott Schrammar	30,000	1.77%	0.14	03/27/08	1,160	2,564
	40,000	2.36%	0.43	09/08/2008	4,752	10,500
	40,000	2.36%	2.15	08/12/2009	23,760	52,504

Jarmila Manasek	100,000	5.91%	1.47	12/23/2009	40,613	89,745

(1)	Based on options exercisable to acquire a total 1,805,135 shares to executive officers, directors and employees.
(2)	The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

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
Summary of Stock Options and Stock Appreciation Rights Exercised By Executive Officers and Year End Balances

The following table provides certain information with respect to each of our executive officers in 2004 concerning any options to purchase our common shares or stock appreciation rights they may have exercised in 2004, and the number and value of their unexercised options as of December 31, 2004:

at December 31, 2004
Named Executive Officer	Shares Acquired On Exercise	Value Realized	Options at FY-End (Exercisable/Unexercisable)	Value of In-the-Money Options at FY-End (1) (2) (Exercisable/Unexercisable)
George Liszicasz	---	---	38,333 / 86,667	$35,800 / $71,600
Jarmila Manasek	---	---	0 / 100,000	$0 / $37,000

(1)	The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.
(2)
The dollar value provided represents the cumulative difference in the fair market value of our common shares underlying all in-the-money options as of December 31, 2004 and the exercise prices for those options. Options are considered "in-the-money" if the fair market value of the underlying common shares as of the last trading day in 2004 exceeds the exercise price of those options. The fair market value of our common shares for purposes of this calculation is $1.84, based upon the closing price for our common shares on December 31, 2004, the last trading day in 2004.

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

ITEM 12. Ownership Of NXT’s Securities by Beneficial Owners And Management

The following table sets forth certain selected information, computed as of February 28, 2005, about the amount and nature of our securities "beneficially owned" by the following persons as of that date:

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

	Stock
Name	Amount	%(1)
Directors & Officers
George Liszicasz (2)	5,154,823(3)	24.31%
383 Arbour Lake Way NW
Calgary, Alberta T3G 4A2

Dennis R. Hunter	432,932(4)	2.04%
Box 9069
Santa Rosa, CA 95405

Donald E. Foulkes	39,999(5)	0.19%
39 Pinnacle Ridge Dr.
Calgary, Alberta T3Z 3N7

His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi	0	0%
Ajman,UAE

Douglas Rowe	39,999(6)	0.19%
246 Artist View Way
Calgary, Alberta T3N 3N1

Robert Van Caneghan	33,333(7)	0.15%
123 Redcliff Road
Staten Island, NY 10305

Brian Kohlhammer	39,000	0.18%
6612 Silverview Drive NW
Calgary, AB T3B 3K8

Scott Schrammar(2)	33,333(8)	0.15%
9438 U.S. 19 North, PMB 210
Port Richey, FL 34668

Jarmila Manasek(2)	0	0.00%
76 Midridge Close SE
Calgary, AB T2X 1G1

Current directors, director-nominees	5,773,419(9)
and executive officers, as a group

(1)
Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject

(2)	Executive officer.
(3)	Includes 5,062,490 common shares directly held by Mr. Liszicasz, and options exercisable within 60 days of March 31, 2005 to acquire 48,333 common shares.
(4)	Includes 361,266 common shares and options exercisable within 60 days of March 31, 2005 to acquire 71,666 common shares.
(5)	Includes 25,000 common shares and options exercisable within 60 days of March 31, 2005 to acquire 39,999 common shares.
(6)	Includes 25,000 common shares and options exercisable within 60 days of March 31, 2005 to acquire 39,999 common shares.
(7)	Includes options exercisable within 60 days of March 31, 2005 to acquire 33,333 common shares.
(8)	Includes options exercisable within 60 days of March 31, 2005 to acquire 33,333 common shares.
(9)	Includes 5,506,756 common shares and options exercisable within 60 days of March 31, 2005 to acquire 263,663 common shares.

Item 13. Certain Relationships And Related Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2004, 2003, and 2002:

December 31	2004	2003	2002

Collective legal fees expensed to law firms with partners who were also directors of NXT or NXT Energy Canada	Nil	Nil	$72,440

Collective wages, fees and benefits paid to executive officers of NXT, who were also directors of NXT	$116,373	$107,382	$234,958

Accounts receivable due from executive officers	$5,803	Nil	$5,004

Our rights to use our SFD technology arises from a sharing of the technology with Momentum Resources Corporation, and an agreement pursuant to which we were originally granted the exclusive worldwide right to use, possess and control the SFD Data for hydrocarbon identification and exploration purposes and any SFD data derived from that use for the same purpose pursuant to a sharing of the SFD Technology permitted by Momentum Resources Corporation, which was originally the exclusive owner of the SFD. Momentum Resources is owned 50% by one of our significant stockholders who is a director and an executive officer of NXT as of December 31, 2004. Under the terms of the SFD technology agreement, we are to pay Momentum a royalty equal to 5% of any Prospect Profits (as such terms is defined in the agreement), which we may receive, based on data received from Momentum Resources Corporation. No such royalty was earned or payable as of December 31, 2004. The agreement with Momentum Resources is due for renewal on December 31, 2005 subject to 60 days’ notice. We intend not to renew the agreement.

Item 14. Principal accounting fees and services

AUDIT FEES

Fees billed by Deloitte & Touche LLP were:

• fees billed in 2004 in the amount of $41,202 for the preparation of the F-1 Registration Statement.

• $ 64,745 ($22,300 in 2003) for the audit of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

• $ 28,668 for the 2004 quarterly reviews ($5,300 for the 2003 quarterly reviews) of the Consolidated Financial Statements included in Form 10-Q.

TAX FEES

Fees billed by Deloitte & Touche LLP, were $51,127 for 2004) for tax return preparation assistance and tax-related consultation.

ALL OTHER FEES

No other fees were billed by Deloitte & Touche LLP during 2004 or 2003.

AUDIT COMMITTEE APPROVAL

Before Deloitte & Touche LLP is engaged by NXT to render audit or non-audit services, the engagement is approved by NXT’s Audit Committee. All audit-related and tax services provided by Deloitte & Touche LLP after May 6, 2003 were approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.2 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.3 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.4 (6)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.5 (1)	Amended Bylaws for Energy Exploration Technologies
3.6 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.7 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.8 (1)	Energy Exploration Technologies specimen common stock certificate
3.9 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.10 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.12 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.13 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.15 (7)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan

3.16 (7)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.17 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.18 (9)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
10.1 (1)	Partnership Agreement of Messrs. Liszicasz and Stinson dated September 1, 1995
10.2 (1)	Agreement between Pinnacle Oil Inc. and Mr. Liszicasz dated January 1, 1996
10.3 (1)	Transfer Agreement by Momentum Resources Corporation dated June 18, 1996
10.4 (1)	Restated Technology Agreement dated August 1, 1996
10.5 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.7 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.8 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.9 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.10 (8)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.11 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.12 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.13 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.14 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.15 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.16 (1)	Assignment of Joint Exploration and Development Agreement with CamWest Exploration LLC dated January 29, 1999
10.17 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.18 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.19 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.20 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated September 15, 1997
10.21 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.22 (1)	Assignment Agreement with Pinnacle Oil Canada Inc. dated November 1, 1997
10.23 (1)	Employment Agreement dated April 1, 1997 with Mr. Dirk Stinson
10.24 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz

10.25 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.26 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.27 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.28 (1)	Registration and Participation Rights Agreement dated April 3, 1998 between Pinnacle Oil International, Inc. and SFD Investment LLC
10.29 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.30 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.31 (2)	Employment Agreement dated July 9, 1998 with John M. Woodbury, Jr.
10.32 (5)	Assignment Of Joint Exploration and Development Agreement between CamWest Limited Partnership and CamWest Exploration LLC dated January 29, 1999
10.33 (5)	Settlement Agreement dated April 27, 1999
10.34 (5)	Employment Agreement dated May 1, 1999 with Daniel C. Topolinsky
10.35 (5)	Employment Agreement dated May 1, 1999 with James R. Ehrets
10.36 (8)	Promissory Note by NXT Aero USA Inc. dated November 6, 2000 to Aviation Finance Group LLC
10.37 (8)	Aircraft Loan Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.38 (8)	Aircraft Security Agreement by NXT Aero USA Inc. dated November 6, 2000 with Aviation Finance Group LLC
10.39 (8)	Commercial Guaranty by Energy Exploration Technologies dated November 6, 2000 to Aviation Finance Group LLC
10.40 (8)	Terminating Events Addendum dated November 6, 2000 with Aviation Finance Group LLC
10.41(10)	Employment Agreement dated December 1, 2002 with George Liszicasz
14 (11)	Code of Ethics
21 (8)	List of significant subsidiaries
23	Consent of Dr. Nimr Arab to file copy of his Report as Exhibit 99.5 to this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)
Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5	Report of Dr. Nimr Arab dated September 2004, entitled: “Evaluation Survey of the Stressfield Detector Technology Conducted in Syria During 2004”

	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(9)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.
	(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES INC.	ENERGY EXPLORATION TECHNOLOGIES INC.
an Alberta corporation	an Alberta corporation

By: /s/ George Liszicasz	By: /s/ Jarmila Manasek
George Liszicasz,	Jarmila Manasek
CEO, principal executive officer	V.P. Finance, principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on April 15, 2005, and in the capacities indicated.
Signature	Title	Date
/s/ George Liszicasz
George Liszicasz /s/ Donald Foulkes	Chief Executive Officer, principal executive officer, and Director	April 15, 2005
Donald Foulkes /s/ His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi	Director	April 15, 2005
His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi /s/ Dennis Hunter	Director	April 15, 2005
Dennis Hunter /s/ Douglas Rowe	Director	April 15, 2005
Douglas Rowe /s/ Robert Van Caneghan	Director	April 15, 2005
Robert Van Caneghan /s/ Brian Kohlhammer	Director	April 15, 2005
Brian Kohlhammer	Director	April 15, 2005