Form 10QSB
period 2005-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-05-23
CIK 1009922

As filed with the Securities and Exchange Commission on May 23, 2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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

21,315,077 common shares, no par value, as of May 5, 2005

ENERGY EXPLORATION TECHNOLOGIES INC.

INDEX TO THE FORM 10-Q

For the three month period ended March 31, 2005

PART I

ITEM 1. FINANCIAL INFORMATION ENERGY EXPLORATION TECHNOLOGIES INC. Consolidated Balance Sheets (Unaudited) (Expressed in U.S. dollars except share data)
	March 31, 2005	December 31, 2004
Assets
Current assets
Cash	$ 88,253	$ 287,431
Short term investments	115,000	550,000
Accounts receivable	75,345	387,943
Due from officers and employees	1,676	5,803
Note receivable from former officer [note 3]	50,418	50,058
Prepaid expenses	72,884	38,479
	403,576	1,319,714
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,148,984	1,161,591
Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	164,983	176,651
	$ 1,717,543	$ 2,657,956
Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$ 331,987	$ 102,562
Other accrued liabilities	374,321	90,479
Subscriptions payable [note 6]	319,347	438,545
	1,025,655	631,586
Long term liabilities:
Note payable [note 14]	235,219	233,253
	1,260,874	864,839
Contingencies, continuing operations and commitments [notes 1 and 10]
Shareholders' equity
Preferred shares [note 7]
Authorized: unlimited
Issued : nil	-	-
Common shares
Authorized: unlimited
Issued : 21,288,771 and 21,055,171 at March 31, 2005 and
December 31, 2004, respectively [note 6]	27,882,084	27,565,636
Warrants [notes 6 and 8 ]	-	-
Accumulated deficit	(27,662,145)	(26,038,158)
Accumulated other comprehensive income	236,730	265,639
	456,669	1,793,117

	$ 1,717,543	$ 2,657,956
The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Loss And Comprehensive Loss
(Unaudited) (Expressed in U.S. dollars except share data)
	Three months ended
	March 31,
	2005	2004
Revenues
Oil and natural gas revenue	$ 11,121	$ 16,829
Gain on sale of properties	-	27,770
	11,121	44,599
Operating expenses
Oil and natural gas operating expenses	1,462	656
Administrative	1,097,446	532,176
Depletion and impairment of oil and
natural gas properties [note 4]	503,689	-
Amortization and depreciation [note 5]	24,519	11,959
Survey operations and support	1,141	529,115
	1,628,257	1,073,906
Operating loss from continuing operations	(1,617,136)	(1,029,307)
Other income (expense)
Interest	(2,548)	593
	(2,548)	593
Net loss from continuing operations	(1,619,684)	(1,028,714)
Loss from discontinued
operations [note 12]	(4,303)	(11,032)
Net loss	$ (1,623,987)	$ (1,039,746)
Other comprehensive loss:
Foreign currency translation adjustments	(28,909)	(64,642)
Comprehensive loss	$ (1,652,896)	$ (1,104,388)
Basic and diluted net loss per share from
continuing operations [note 6]	$ (0.08)	$ (0.05)
Basic and diluted net loss per share from
discontinued operations [note 6]	$ (0.00)	$ (0.00)
Basic and diluted loss per share [note 6]	$ (0.08)	$ (0.06)

Weighted average common shares outstanding	21,198,655	19,638,390
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Shareholders' Equity (Deficit)
(Unaudited) (expressed in U.S. dollars except share data)
	Accumulated Other
	Comprehensive	Common Shares		Warrants
	Income (loss)	Shares	Amount	Number	Amount	Deficit	Total
Beginning balance — December 31, 2003	$ 277,926	19,306,852	$ 24,527,066	7,496	$ -	(22,855,919)	1,949,073
Options exercised for cash at prices between
$0.38 and $2.00 per share	-	81,172	81,106	-	-	-	81,106
Issued for cash at $2.00 per share on
February 12, 2004 net of issuance costs	-	573,269	1,078,066	573,269	-	-	1,078,066
Net loss for the three months ended
March 31, 2004 on continuing operations	-	-	-	-	-	(1,028,714)	(1,028,714)
Loss from discontinued operations for
the three months ended March 31, 2004	-	-	-	-	-	(11,032)	(11,032)
Net other comprehensive loss for the
three months ended March 31, 2004	(64,642)	-	-	-	-	-	(64,642)
Balance — March 31,2004	$ 213,284	19,961,293	$ 25,686,238	580,765	$ -	(23,895,665)	$2,003,857
Beginning balance — December 31, 2004	$ 265,639	$ 21,055,171	$ 27,565,636	$1,327,467	$ -	(26,038,158)	$ 1,793,117
Issued for services at $1.75 per share on
January 13, 2005	-	100,000	175,000	-	-	-	175,000
Issued for services at $1.75 per share on
January 13, 2005	-	25,000	43,750	-	-	-	43,750
Options exercised for cash at $0.38 per share	-	75,000	28,500	-	-	-	28,500
Issued for cash at $2.00 per share on
March 17, 2005	-	10,000	20,000	10,000	-	-	20,000

Issued for cash at $2.60 Cdn per share on
March 30, 2005	-	23,600	49,198	23,600	-	-	49,198
Net loss for the three months ended
March 31, 2005 on continuing operations	-	-	-	-	-	(1,619,684)	(1,619,684)
Loss from discontinued operations for
the three months ended March 31, 2005	-	-	-	-	-	(4,303)	(4,303)
Net other comprehensive loss for the
three months ended March 31, 2005	(28,909)	-	-	-	-	-	(28,909)
Balance — March 31, 2005	$ 236,730	21,288,771	$ 27,882,084	1,361,067	$ -	$ (27,662,145)	$ 456,669

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash Flow
(Unaudited) (Expressed in U.S. dollars)
	Three months ended
	March 31,
	2005	2004
Operating activities
Net loss from continuing operations	$ (1,619,684)	$ (1,028,714)
Amortization and depreciation of other property
and equipment	24,519	11,959
Depletion and impairment of oil and natural gas properties	503,689	-
Consulting costs settled by issuance of common stock
and options	218,750	-
Gain on sale of oil and natural gas properties	-	(27,770)
Changes in non-cash working capital
Accounts receivable	312,598	20,886
Interest accrued on loan to former employee	(360)	(99)
Due from officers and employees	4,127	(20,424)
Prepaid expenses	(34,405)	(60,738)
Trade payables	229,425	165,134
Other accrued liabilities	266,637	114,713
Net cash used by operating activities	(94,704)	(825,053)
Financing activities
Note payable	1,966	-
Funds raised through the sale of common shares,
net of issuance costs	-	1,078,066
Funds raised through the exercise of options	28,500	81,106
Subscriptions payable	(50,000)	32,419
Net cash generated by (used in) financing activities	(19,534)	1,191,591
Investing activities
Funds invested in other property and equipment	(12,851)	427
Funds invested in oil and natural gas properties	(473,877)	(35,263)
Proceeds on sale of oil and natural gas properties	-	29,015
Funds generated from short term investments	435,000	-
Net cash used by investing activities	(51,728)	(5,821)
Net cash used by discontinued operations	(4,303)	(11,032)
Effect of net other comprehensive loss	(28,909)	(64,642)
Net cash inflow (outflow)	(199,178)	285,043
Cash and Cash Equivalents, beginning of period	287,431	1,024,201

Cash and Cash Equivalents, end of period	$ 88,253	$ 1,309,244
Non Cash Financing activities
Release of subscriptions payable through the issuance of common shares	$ 69,198	$ -
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

(Expressed in U.S. Dollars)
(Unaudited)

1. ORGANIZATION AND ABILITY TO CONTINUE OPERATIONS

Energy Exploration Technologies Inc. ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada on September 27, 1994.

In March 2003 we divested all our U.S. properties. For reporting purposes, the results of operations and the cash flow of the U.S. properties have been presented as discontinued operations.  Accordingly, prior period financial statements have been reclassified to reflect this change.

NXT was continued from the State of Nevada to the Province of Alberta, Canada on October 24, 2003. The shareholders voted on and approved this change that  moved the jurisdiction of incorporation from the U.S. to Canada. The tax effects are disclosed in the proxy statement circulated to shareholders for the Special Meeting on October 24, 2003. As a result of the continuance into Canada, our common and preferred shares no longer have a par value assigned, as is the practice in the United States. Therefore the amount that was disclosed as “Additional paid-in Capital” in prior years on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) has been added to the share issued amount. This is a legal jurisdiction reporting difference only.

We are a technology-based reconnaissance exploration company and we utilize our proprietary stress field detection (SFD) remote-sensing airborne survey technology to quickly and inexpensively identify  high-grade oil and natural gas prospects.

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

In the three months ended March 31, 2005, we incurred a comprehensive loss of $1,652,896,  have an accumulated deficit of $27,662,145 and a working capital deficiency of $622,079 as at the end of the period.

All our capital commitments in connection with flow through shares issued previously have been met.  As at March 31, 2005 we have a capital commitment of $143,286.33 related to the completion an oil and gas property in which we hold 20% working interest.

We expect to continue incurring net losses from operations and have negative operating cash flows until we can secure revenue generating activities.  NXT has identified a potential future market opportunity to sell the SFD survey as a service to third parties.  NXT has not secured any contracts for this activity. These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken the following measures to ensure the ongoing viability of the company:

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On November 19, 2004, we entered into a Loan Agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. On April 7, 2005 the principal amount of the loan agreement signed on November 17 was amended to $88,000 US. We did not utilize this loan until April 15, 2005.

•

Mr. Liszicasz has represented to the company to provide an additional loan of $150,000 if and when required.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with the assets of the Company and is repayable without penalty prior to maturity date.

•

We have undertaken a variety of cost reduction activities including but not limited to termination of contract employees, reduction of officer’s salaries and reduction of corporate travel.

•

The company is currently negotiating a private placement through an Offering Memorandum.  The objective of the private placement is to raise $10,000,000 on a best efforts basis to commercialize the SFD technology through obtaining a contract to provide the SFD survey as a service to third parties.  The proceeds will be used to finance our marketing efforts and the necessary additional resources needed for the execution of the contract. There are no guarantees that the Company will be able to close the private placement. In this event, it is unlikely we will be able to meet our obligations  and we may be forced to cease operations and liquidate our assets.

•

We are currently negotiating a bridge-financing contract for $500,000, with the option to raise an additional $1,000,000. The proceeds from this financing will fund the operations of the company until we receive the proceeds from the private placement. The conditions of the financing are as follows: the lender will receive interest bearing (8% per annum) notes, maturing 6 months from the date of issue, convertible into common shares. The notes will be secured by all assets of the company including the SFD Technology. On the closing date, the lender will receive one three-year warrant for every $2.00 invested, subject to approval by the TSX-V. We expect the contract to be signed and the proceeds to be available by the end of May 2005. There are no guarantees that the Company will be able to close the bridge financing. In this event, it is unlikely that we will be able to meet our obligations beginning in June 2005 and we may be forced to cease operations and liquidate our assets.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  We need to raise approximately $650,000 to cover our reduced expenses for the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared these consolidated financial statements for our three month  interim period as at March 31, 2005 and ended March 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2004.

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Estimates include allowances for doubtful accounts, valuation of the note receivable, estimated useful life of assets, provisions for contingent assets and liabilities,  measurement of stock based compensation and valuation of future tax assets and reflect management's best estimate. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined necessary. Actual results may differ from those estimates.

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

	Three Months Ended
	March 31,
	2005	2004
Net loss as reported	$ (1,623,987)	$ (1,039,746)
Add: Stock-based employee compensation expense, included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(127,412)	(78,934)
Pro forma net loss for the year	$ (1,751,399)	$ (1,118,680)

Pro forma basic and diluted loss per common share	$ (0.08)	$ (0.06)

    Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment that revised FASB Statement No. 123, Accounting for Stock-based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based employee transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first or annual reporting period that begins after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on whether the company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

To assist in the implementation of SFAS No. 123(R)  the SEC issued SAB No 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R), SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance  (e.g. the interaction with the SEC’s guidance dealing with non-GAAP disclosures). Its intent is to clarify, not change, any of SFAS No. 123(R)’s guidance. The company is reviewing the standard and guidance to determine the potential impact, if any, on our consolidated financial statements.

In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidations of Variable Interest Entities”  to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). Restatement to the date of initial application is permitted but not required. The company is reviewing the guidance to  determine the potential impact, if any, on its consolidated financial statements.

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

3. NOTE RECEIVABLE FROM OFFICER

In September 1998, we loaned the sum of CDN $54,756 (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta.  The interest rate averaged 5 ½%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002. The officer had an offsetting claim against NXT for wrongful dismissal. He has not pursued the claim and the statute of limitations applicable to his claim expired in October 2004. We are pursuing our claim now and believe that we will be successful since there no longer is any offsetting claim. The promissory note also specifies that potential legal fees in collecting this debt be borne by the former officer.

4. OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004:

	Three Months		As at
	Ended March 31		March 31	December 31
	2005	2004	2005	2004

Acquisition costs	$ -	$ 35,263	$ 1,819,811	$ 1,819,811
Exploration costs	496,383	-	8,754,187	8,257,804
Development Costs	-	-	83,234	83,234
Oil and natural gas properties	496,383	35,263	10,657,232	10,160,849
Less impairment	(498,388)	-	(7,648,406)	(7,150,018)

Less dispositions	-	(1,242)	(1,671,529)	(1,671,529)
Less depletion	(5,301)	-	(183,012)	(177,711)
Net oil and natural gas properties	$ (7,306)	$ 34,021	$ 1,154,285	$ 1,161,591

Net oil and natural gas property costs at March 31, 2005 and December 31, 2004 are in the majority related to Canadian unproved properties

The impairment amounts in the table above of oil and natural gas properties also include the write-down of the cost of drilling and completing wells which are either non-commercial or which we are unable to complete for technical reasons. We have written-off these individual well costs as an impairment cost since this determination was made prior to the establishment of proved reserves.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties has been subject to any impairment in value.  Based upon these evaluations, our management has determined that each of our oil and natural gas properties continued to have prospective commercial viability as of these dates except as described above.  While we are currently conducting active exploration and development programs with respect to each of these unproved oil and natural gas properties, we anticipate that all of these properties will be evaluated and the associated costs transferred into the amortization base or be impaired over the next five years.

5. OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of March 31, 2005 and December 31, 2004:

March 31,	December 31,
2005	2004

Computer and SFD equipment	$ 357,494	$ 359,809
Computer and SFD software	154,349	155,223
Equipment	89,199	89,302
Furniture and fixtures	221,204	222,602
Leasehold improvements	260,370	257,224
SFD survey system (including software)	145,627	136,425
Tools	2,033	2,046
Vehicle	18,828	18,828
Flight Equipment	1,479	1,489
Other property and equipment	1,250,583	1,242,948
Less accumulated depreciation, amortization and impairment	(1,085,600)	(1,066,296)
Net other property and equipment	$ 164,983	$ 176,651

6. COMMON SHARES

The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three months ended March 31, 2005 and 2004 because the company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

In calculating diluted earnings per common share for the three month periods ended March 31, 2005 and 2004, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, outstanding stock options and warrants were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.  Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders’ fees. In addition, we had also received $319,347 in gross proceeds at March 31, 2005 for which shares had not been issued at March 31, 2005 and this amount is shown as subscriptions payable on the balance sheet. Also in the first quarter we cancelled a subscription agreement and refunded $50,000 to one of our investors in the $2.00 private placement based on the shareholder’s request.

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

On December 8, 2004 NXT raised $1,000,000 from the sale of 571, 429 Units consisting of one common share and one full common share purchase warrant with an exercise price of $2.75 per common share.  The transaction was completed with Dynamic Focus Resource fund of Toronto, Ontario, Canada.

On January 13, 2005 we issued 100,000 common shares valued at $1.75 per share to Pangaea Investments Inc. in exchange for general business consulting services provided.

On January 13, 2005 we issued 25,000 restricted common shares valued at $1.75 per share to CoMarConGbR Germany for investor awareness and promotion services. Another 25,000 restricted common shares are held in escrow pending CoMarCon’s fulfillment of a condition of the agreement.

During the first quarter of 2005 we issued 75,000 common shares as a result of options exercised at $0.38 per share.

On March 31, 2005 we filed the Form F-1 registration statement with the SEC requesting the registration of 3,558,998 common shares of NXT issued in private placements.

On March 17, 2005, we raised $20,000 through a private placement of 10,000 units.  Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life

On March 30, 2005, we raised $49,198 through a private placement of 23,600 units.  Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.

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

8. PERFORMANCE WARRANTS

On August 1, 1996, we granted Momentum Resources Corporation a performance-based contractual right to acquire NXT warrants in connection with our use of the SFD Technology for hydrocarbon exploration.  The initial term of the contract with Momentum Resources expires on December 31, 2005 and can be cancelled by NXT providing written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term.   Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from

SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of March 31, 2005.

9. EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as at March 31, 2005:

Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested and Exercisable
Independent Grants
	January 4, 2001	$2.00	15,000	15,000
1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	8,000
	January 4, 2001	$2.00	170,000	164,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	15,000
	August 13, 2002	$0.38	40,001	6,666
	September 20, 2002	$0.29	2,667	-
	March 27, 2003	$0.14	60,000	40,000
	September 8, 2003	$0.43	191,667	45,000
	August 12, 2004	$2.15	210,000	-
	December 23, 2004	$1.47	123,000	-
1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	-
	December 23, 2004	$1.47	100,000	-
2000 Directors Stock Option Plan
	February 15, 2000	$2.00	15,000	15,000
	April 17, 2000	$2.00	30,000	30,000
	August 13, 2002	$0.38	120,000	79,999
	September 20, 2002	$0.29	10,000	6,666
	September 8, 2003	$0.43	160,000	53,332
	August 12, 2004	$2.15	40,000	-
2003 Plan
	August 12, 2004	$2.15	25,000	-
2004 Stock Option Plan
	December 23, 2004	$2.15	70,000	-
	March 31, 2005	$2.00	100,000	-
			1,717,335	598,663

Contractual Life for Outstanding Options
	2005	2006	2007	2008	2009	2010	2011
$0.14	-	-		60,000	-	-	-
$0.29	-	-	12,667	-	-	-	-
$0.38	-	-	160,001	-	-	-	-
$0.43	-	-	-	351,667	-	-	-
$1.47	-	-	-	-	293,000	-	-
$2.00	155,000	61,000	46,000	46,000	31,000	11,000	5,000
$2.15	-	-	-	-	355,000	-	-
$2.50	-	50,000	35,000	35,000	-	-	-
$4.13	-	2,000	2,000	2,000	2,000	2,000	-
	155,000	113,000	255,668	494,667	681,000	13,000	5,000

The employee and executive options outstanding as of March 31, 2005 will vest over the next three years, based upon the continued provision of services as an employee or consultant. The options vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

10. Commitments and contingencies

On October18, 2004 we signed a contract with Mr. Charles Selby under which Mr. Selby provides business support and advisory service as and when required by NXT. In consideration of services provided NXT is required to issue the total of 400,000 common shares depending on reaching certain performance milestones determined by the NXT’s board of directors and pay a retainer of $10,000 per month. The contract is renewable every 4 months based on the approval by the President and the Board. No shares have been earned or issued as of the date of this report and the continuation of the contract is subject to the approval by the board of directors.

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

On January 3, 2005, Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe. Under this contract, NXT has the obligation to pay CoMarCon, a German company, $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid, 25,000 shares have been issued and 25,000 shares are held in escrow. These shares will be released if and when CoMarCon meets a specific condition of the contract.

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

In January 2005, a 12 month agreement was signed with Aware Capital under which Aware will provide investor relations and promotional services for a finders’ fee that will equal 3% of any financing arranged for by Aware and accepted and closed by NXT subject to certain limitations. As of the date of this report no fees have been paid or earned. The agreement also provides for 150,000 restricted shares of common stock to be delivered to NXT’s legal counsel and held in escrow pending Aware’s performance and completion of duties and obligations under the agreement. To the date of this report no shares have been earned or issued under this agreement.

11. INVESTOR RELATIONS OPTIONS AND STOCK AWARDS

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

On January 3, 2005, Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe. Under this contract, NXT has the obligation to pay CoMarCon, a German company, $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid, 25,000 shares have been issued and 25,000 shares are held in escrow. These shares will be released if and when CoMarCon meets a specific condition of the contract.

In March 2005, NXT signed a contract with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,160 US) plus reimbursement of certain expenses. The contract may be terminated by either party upon 30 days’ notice.

In January 2005, a 12 month agreement was signed with Aware Capital under which Aware will provide investor relations and promotional services for a finders’ fee that will equal 3% of any financing arranged for by Aware and accepted and closed by NXT subject to certain limitations. As of the date of this annual report no fees have been paid or earned. The agreement also provides for 150,000 restricted shares of common stock to be delivered to NXT’s legal counsel and held in escrow pending Aware’s performance and completion of duties and obligations under the agreement. To the date of this annual report no shares have been earned or issued under this agreement.

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

The gain for the year ending December 31, 2004 from discontinued operations amounted to $33,494,  and included a gain on the sale of aircraft equipment, which had previously been written off, partially offset by administrative expenses. In the quarter ended March 31, 2005 we incurred $4,303 loss from discontinued operations as opposed to the loss of $11,032 incurred in the same period of 2004, both of which relate to administrative expenses in connection with the preparation and filing of tax returns for NXT’s two inactive subsidiaries.

13. SEGMENT INFORMATION

We operate in only one business segment, oil and natural gas exploration.  We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.  NXT has investigated the market opportunities to sell the SFD survey as a service to third parties.  We believe that opportunities will arise in the future that would permit NXT to establish this other business segment.  NXT does not current have any contracts to provide the SFD survey as a service to third parties.

Summarized below with respect to our three month  period ended March 31, 2005 and 2004 is geographic information relating to:

•	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
•	our net loss from continuing operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated; and
•	our net loss from discontinued operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

	United States	Canada	Total
Three Months Ended

March 31, 2005:
Revenues from oil and natural gas production	$ -	$ 11,121	$ 11,121
Net loss from continuing operations	$ -	$ (1,619,684)	$ (1,619,684)
Loss from discontinued operations	$ (4,303)	$ -	$ (4,303)

March 31, 2004:
Revenues from oil and natural gas production	$ -	$ 16,829	$ 16,829
Net loss from continuing operations	$ -	$ (1,028,714)	$ (1,028,714)
Loss from discontinued operations	$ (11,032)	$ -	$ (11,032)

Summarized below is geographic information relating to our assets as at March 31, 2005 and March 31, 2004, allocated amongst the geographic areas in which the assets were physically located or principally connected:

Assets As At	United States	Canada	Total
March 31, 2005:	$ -	$ 1,717,543	$ 1,717,543
December 31, 2004:	$ -	$ 2,657,956	$ 2,657,956

IN PREPARING THE ABOVE TABLES, WE HAVE ELIMINATED ALL INTER-SEGMENT REVENUES, EXPENSES AND ASSETS

14. NOTES PAYABLE

As of March 31, 2005 the Company has a loan outstanding in the amount of $235,219 US. This amount is comprised of  $250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004 and an additional $31,000 US as a result of an amendment to the loan agreement dated November 16, 2004. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz for a further $100,000 CDN. As at March 31, 2005 the $ 100,000 CDN has not been utilized.  The principal amount of the loan agreement signed on November 17 was later (on April 7, 2005) amended to $88,000 US. We did not utilize this loan until April 15, 2005  when the $88,000US was drawn upon.These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). The maturity date for all three loans was amended and is now April 15, 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OverviewEnergy Exploration Technologies Inc. (referred to herein as the “Company”, NXT, “we”, “us” and “our”) is a technology company focused on using its proprietary Stress Field Detector (SFD) technology for oil and gas exploration.  NXT utilizes the SFD technology invented by George Liszicasz, our CEO, President and largest shareholder. The SFD technology is a remote-sensing airborne survey technology comprised of SFD sensors, integrated electronic data acquisition, processing and interpretation subsystems and software. Our principal executive offices are located at 700, 840 - 7 Avenue SW, Calgary, Alberta, Canada and our telephone number is (403) 264-7020.

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

STRESS FIELD DETECTOR TECHNOLOGY

Summary

The SFD sensor is a passive transducer that responds to the energy emitted by stress fields associated with significant subsurface tectonic events, which are in turn, associated with the trapping mechanisms for oil and natural gas and the presence of fluids (oil, natural gas or water) in those traps.  The exact nature of the energy field, which the sensor responds to and referred to as Stress Induced Energy field is under study and is not well understood.  According to the Inventor, George Liszicasz, who is also our President, CEO and largest shareholder, this naturally occurring energy field is inherently linked to materials that are subject to stresses caused by subsurface tectonic events (geomechanical stresses).  We have a substantial body of empirical evidence arising from our SFD surveys in Canada and the United States that shows a strong correlation between the observed response of the SFD Sensors with the development of oil and gas trapping mechanisms.

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

SPC had designed the SFD survey grid so that there were 137 known subsurface structures under the flight lines.  With a coincidence of 108 of 137 subsurface structures the SFD technology was 79% accurate in structure identification. In addition, NXT identified 17 Prospect Areas.  A Prospect Area is a cluster of SFD signal anomalies on multiple flight lines.  The quality of the signal indicated that the Prospect Areas had a high potential for hydrocarbon accumulations. The staff at SPC Exploration Department reviewed the location and ranking of the Prospect Areas and confirmed that SPC had drilled 12 of the 17 Prospect Areas. To date 11 of the 12 were in commercial production at a cumulative daily rate of over 200,000 barrels of oil per day. The other drilled Prospect Area was non-commercial. Of the remaining five Prospect Areas, three had been identified by SPC on conventional seismic surveys and the last two were new prospects for SPC.

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

NXT identified and submitted 17 “Prospect Areas” which are significant anomalies crossed by more than one grid line, and contain structure(s) with high potential for hydrocarbon accumulation.  NXT’s Prospect Areas correctly identified 12 known drilled areas, 11 of which are cumulatively producing over 200,000 boepd and one of which is not presently economic.  Three known but undrilled seismic anomalies were also identified as Prospect Areas, along with two Prospect Areas in unexplored regions that were recommended by NXT for future exploration. NXT also submitted tables identifying individual structures to SPC. By letter dated May 11th, 2004, SPC advised NXT that the survey had successfully identified 108 known structures crossed by the grid and had missed 29, a success rate of 79%.  NXT has flown, acquired, processed and interpreted all SFD data and submitted all reports, maps and tables within 32 days to the Syrian Petroleum Company and the Ministry of Petroleum and Mineral Resources of Syria.

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

RESULTS OF OPERATIONS

Operating revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 18 thousand cubic feet (mcf) per day during the quarter ended March 31, 2005.  Revenues, net of royalty expense, for the period were $11,121. The average price received was $4.96 per mcf and the operating cost was $0.75 per mcf.

Operating loss from continuing operations

We incurred an operating loss of $1,617,136 for our quarter ended March 31, 2005, as compared to a loss of $1,029,307 for the corresponding period in 2004, representing a $587,829 (57%) overall increase.  This increase was attributable to the following changes:

•

Administrative costs increased $565,270 (106%) in 2005 (total of $1,097,446) compared to 2004 (total $532,176). This increase was caused mainly by an increase in consulting fees of $495,930 (359%)

in 2005 ($634,150 in 2005 as opposed to $138,220 in 2004) in the areas of technical development, marketing, and preparation of business development plan, by increases in travel expenses of $38,648, in salaries and wages and related costs of $59,401 in office rent expense of $9,081 and in insurance expense of $7,147 partially offset by a decrease in legal fees of $28,136, in investor relations expense of $11,321 ($147,976 in 2005 as opposed to $159,297 in 2004) and in communications and advertising of $8,072.

•

Survey operations and support expenses decreased by $527,974 (100%) and amounted to $1,141 in 2005 compared to $529,115 in 2004, due to the SFD Technology Evaluation Survey completed in 2004 and minimum survey activity in 2005.

•

Depletion and impairment was $503,689 in 2005. There was no depletion recorded in the same period of 2004 due to the fact that the bulk of our property was written off in 2004 and no new property was purchased in 2004.

Interest income

Interest expense for the quarter ended March 31, 2005 was $2,548 compared to the 2004 income of $593 and consisted of $4,102 interest on a shareholder loan partially offset by interest of  $1,554 earned on short-term deposits.

Income (loss) from discontinued operations

The expense related to discontinued operations for the quarter ended March 31, 2005 was $4,303 compared to the 2004 expense of $11,032. The expense in both periods relates to administration expense in connection with the preparation and filing of tax returns for NXT’s two inactive subsidiaries.

Other comprehensive income

The foreign currency exchange loss of $28,909 for the quarter ended March 31, 2005 was caused by the change in the United States – Canadian currency rates from $1.2020 at December 31, 2004 to $1.2096 at March 31, 2005. The foreign currency exchange loss of $64,642 for the same period in 2004 was due to the change in rates from $1.2965 at December 31, 2004 to $1.3113 at March 31, 2004.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations during the period.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz to borrow a further $100,000 CDN.  On November 19, 2004, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. The principal amount of the loan agreement signed on November 17 was later (on April 7, 2005) amended to $88,000 US. We did not utilize this loan until April 15, 2005.

All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum).

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with the assets of the Company and is repayable without penalty prior to maturity date.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

In the quarter ended March 31, 2005 we had a net cash outflow of $199,178 compared to the first quarter of 2004 when we had a net cash inflow of $285,043. The 2005 results were  due to the operating activities use of cash of $94,704, cash flow of $19,534 expended in financing activities, $51,728 cash used in investing activities, $4,303 used by discontinued operations and the effects of the fluctuations in foreign exchange of $28,909. The 2004 results were due to the proceeds from the sale of common shares in the amount of $1,078,066, $81,106 raised from exercise of options and $32,419 received from the sale of common shares  partially offset by cash used in operating activities of $825,053, $5,821 used in investing activities, $11,032 used in discontinued operations  and the effect of the fluctuations in foreign exchange of $64,642. Net cash used by our operating activities during the three month period ended March 31, 2005 of $94,704 was an decrease of $730,349 over the same period in 2004 (net cash used in operating activities in the period ended March 31, 2004 was $825,053).

Current Cash Position and Changes in Cash Position

Our cash position as of March 31, 2005 was $88,253 as compared to $287,431as of December 31, 2004.  This decrease in our cash position was attributable to the cash used in operating activities of $94,704 cash flow of $19,534 expended in financing activities, $51,728 cash used in investing activities, $4,303 used by discontinued operations and the effects of the fluctuations in foreign exchange of $28,909.  Our cash position as of March 31, 2004 was $1,309,244 as compared to $1,024,201 as of December 31, 2003.

We had a working capital deficiency of $622,079 as of March 31, 2005. This was mainly the result of continuing operational losses, and investment in oil and natural gas properties. There was a decrease in working capital of $1,310,207 from working capital of $688,128 as of December 31, 2004.  Our losses from operations will likely continue in the second quarter.

Cash used in operating activities in the quarter ended March 31, 2005 decreased by $730,349 (89%) to $94,704 for 2005 as compared to $825,053 for the same period in 2004. The decreased cash draws were attributable mainly to  changes in non-cash working capital and to $218,750 consulting costs settled by issuance of common stock.

Financing activities in the first quarter of 2005 generated $28,500 from the exercise of options and $1,966 from the increase in notes payable and used $50,000 due to a cancellation of a subscription agreement. Financing activities in 2004,  generated $1,078,066 from the issue of common shares, $81,106 from exercise of options and $32,419 from the exercise of warrants.

Investing activities used cash of $51,728 for the quarter ended March 31, 2005 as compared to $5,821 used in the quarter ended March 31, 2004. The reason for the increase was attributable mainly to the investment in oil and gas properties of $473,877 offset by cashing $435,000 of short-term investments.

Discontinued operations used cash of  $4,303 in the quarter ended March 31, 2005.  The quarter ended March 31, 2004 used $11,032 of cash from discontinued operations.

Other comprehensive income, specifically currency exchange, was a loss of $28,909 in the quarter ended March 31, 2005 as compared to the loss $64,642 in the quarter ended March 31, 2003. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We had $88,253 in cash on hand and $115,000 in short term investments as of March 31, 2005. To fund our plans and to contribute toward our reduced administration and operational  requirements for the next twelve months we will be required to raise approximately $650,000 additional financing through equity issues, borrowings or property dispositions. With funds available to the Company we can sustain reduced operations reflecting our cost–cutting measures until June, 2005.

The consolidated financial statements included with this report are prepared using generally accepted accounting principles in the United States of America that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities in the normal course of operations. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as going concern.

In the three months ended March 31, 2005, we incurred a comprehensive loss of $1,652,896, have an accumulated deficit of $27,662,145, and have a working capital deficiency of $622,079 as at the end of the period.

We expect to continue incurring net losses from operations and have negative operating cash flows until we can secure revenue-generating activities.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken the following measures to ensure the ongoing viability of the company:

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. On November 19, 2004, we entered into a Loan Agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. The principal amount of the loan agreement signed on November 17, 2004 was amended to $88,000 US on April 7, 2005. We did not utilize this loan until April 15, 2005, when the $88,000 was drawn upon.  All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum).

•

Mr. Liszicasz has represented to the company to provide an additional loan of $150,000 if and when required.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with the assets of the Company and is repayable without penalty prior to maturity date.

•

We have undertaken a variety of cost reduction activities including but not limited to termination of contract employees, reduction of officer’s salaries and reduction of corporate travel.

•

The company is currently negotiating a private placement through an Offering Memorandum.  The objective of the private placement is to raise $10,000,000 on a best efforts basis to commercialize the SFD technology through obtaining a contract to provide the SFD survey as a service to third parties.  The proceeds will be used to finance our marketing efforts and the necessary additional resources needed for the execution of the contract. There are no guarantees that the Company will be able to close the private placement. In this event, it is unlikely we will be able to meet our obligations and we may be forced to cease operations and liquidate our assets.

•

We are currently negotiating a bridge-financing contract for $500,000, with the option to raise an additional $1,000,000. The proceeds from this financing will fund the operations of the company until we receive the proceeds from the private placement. The conditions of the financing are as follows: the lender will receive interest bearing (8% p.a.) notes, maturing 6 months from the date of issue, convertible into common shares. The notes will be secured by all assets of the company including the SFD Technology. On the closing date, the lender will receive one three-year warrant for every $2.00 invested, subject to approval by the TSX-V. We expect the contract to be signed and the proceeds to be available by the end of May 2005. There are no guarantees that the Company will be able to close the bridge financing. In this event, it is unlikely that we will be able to meet our obligations beginning in June 2005 and we may be forced to cease operations and liquidate our assets.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  We need to raise approximately $650,000 to cover our reduced expenses for the next 12 months.

All our capital commitments related to flow-through shares issued previously were met.  As at March 31, 2005 we have a capital commitment of $143,286.33 related to the completion an oil and gas property in which we hold 20% working interest.

The consolidated financial statements included with this report are prepared using generally accepted accounting principles that are applicable to a going concern, which assumes the realization of assets and the settlement of liabilities in the normal course of operations. Should this assumption not be appropriate, adjustments in the carrying amounts of the assets and liabilities to their realizable amounts and the classification thereof will be required and these adjustments and reclassifications may be material.

Summarized below are our capital commitments:

Contractual Obligations As of March 31, 2005	Payments due by period
	Total ($)	Less than 1 year	1-3 years
Loan from Officer/Shareholder	235,219	-	233,253
Pangaea Investments	4,134	4,134	-
Rent or Operating Lease	108,234	108,234	-
Employment Agreements	392,436	104,167	288,270
Wildwood completion	143,286	143,286	-

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

Effect of Inflation

We do not believe that our operating results were unduly affected during the first quarter of 2005 or 2004 by inflation or changing prices.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment that revised FASB Statement No. 123, Accounting for Stock-based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based employee transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first or annual reporting period that begins after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on whether the company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

To assist in the implementation of SFAS No. 123(R)  the SEC issued SAB No 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R),  SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance  (e.g. the interaction with the SEC’s guidance dealing with non-GAAP disclosures). Its intent is to clarify, not change, any of SFAS No. 123(R)’s guidance. The company is reviewing the standard and guidance to determine the potential impact, if any, on our consolidated financial statements.

In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidations of Variable Interest Entities”  to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). Restatement to the date of initial application is permitted but not required. The company is reviewing the guidance to  determine the potential impact, if any, on its consolidated financial statements.

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

CURRENCY FLUCTUATIONS

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. However, we are planning to expand our operations in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time.  We have not previously engaged in activities to mitigate the effects of foreign currency.  Based on the 2004 distribution of revenue and cash flows a one percent change in the Canadian dollar rate relative to the U.S. dollar is estimated to affect revenues by $513 and expenses by $26,208 in 2005.

INTEREST RATE FLUCTUATIONS

We currently maintain the bulk of our available cash in Canadian dollars and our reported interest income from these short-term investments could be adversely affected by any material changes in interest rates within Canada.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our internal control over financial reporting are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer) , to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 On December 2, 2004 NXT raised $1,000,000 from the sale of 571, 429 Units consisting of one common share and one full common share purchase warrant with an exercise price of $2.75 per common share.  The transaction was completed with Dynamic Focus Resource fund of Toronto, Ontario, Canada.

On January 13, 2005 we issued 100,000 common shares valued at $1.75 per share to Pangaea Investments Inc. in exchange for general business consulting services provided.

On January 3, 2005 we issued 25,000 restricted common shares valued at $1.75 per share to CoMarConGbR Germany for investor awareness and promotion services. Another 25,000 restricted common shares are held in escrow pending CoMarCon’s fulfillment of a condition of the agreement.

On March 17, 2005, we raised $20,000 through a private placement of 10,000 units.  Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life

On March 30, 2005, we raised $49,198 through a private placement of 23,600 units.  Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life.

These securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   OTHER INFORMATION

None.

ITEM 5.   EXHIBITS

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.1 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.2 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.3 (5)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.4 (1)	Amended Bylaws for Energy Exploration Technologies
3.5 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.6 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.7 (1)	Energy Exploration Technologies specimen common stock certificate
3.8 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.9 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.10 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.12 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.13 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (6)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.15 (6)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.17 (8)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
3.18	2004 Stock Award and Stock Option Plan

10.1 (1)	Restated Technology Agreement dated August 1, 1996
10.2 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.3 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.4 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.5 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.6 (7)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.7 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.8 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.9 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.10 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.11 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.12 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.13 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.14 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.15 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.16(1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.17 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.18 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.19 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.20 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.21(9)	Employment Agreement dated December 1, 2002 with George Liszicasz
10.22(11)	Interim Operating Agreement dated August 25, 2004 by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.23(11)	Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.24(12)	Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Liszicasz
10.25(12)	Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Liszicasz
10.26(12)	Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Liszicasz

10.27(12)	Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George Liszicasz
14.1 (10)	Code of Business Conduct and Ethics
23.1(13)	Certificate of Qualifications and Independence of Dr. Nimr Arab
23.2(13)	Consent of Dr. Nimr Arab, dated April 8, 2005, to file copy of his Report as Exhibit 99.5 to the December 31, 2004 Annual Report
23.3	Consent of Dr. Nimr Arab, dated May 20, 2005, to file copy of his Report as Exhibit 99.5 to the March 31, 2005 Quarterly Report
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)

Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5 (13)	Report of Dr. Nimr Arab dated September 2004, entitled: “Evaluation Survey of the Stressfield Detector Technology Conducted in Syria During 2004”

(1) Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
(2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3) Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
(4) Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
(5) Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
(6) Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000

(7)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002
(8)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003
(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004
(11)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004
(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed on November 22, 2004
(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on April 15, 2005

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 23rd day of May, 2005.

ENERGY EXPLORATION TECHNOLOGIES INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer)
By: /s/ Jarmila Manasek
Jarmila Manasek VP Finance (principal financial officer)