Form 10QSB
period 2005-09-22
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-09-22
CIK 1009922

As filed with the Securities and Exchange Commission on September 22 , 2005

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For THE QUARTER Ended JUNE 30, 2005 Or
[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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

21,317,271 common shares, no par value, as of August 31, 2005

Energy Exploration Technologies Inc.

INDEX TO THE FORM 10-Q

For the six month period ended June 30, 2005

PART I

Item 1.    Financial Information

ENERGY EXPLORATION TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
(Unaudited) (Expressed in U.S. dollars except share data)

	June 30, 2005	December 31, 2004
Assets		
Current assets		
Cash and cash equivalents	$ **104,639**	$ 287,431
Short term investments	**65,000**	550,000
Accounts receivable	**58,981**	387,943
Due from officers and employees	**1,889**	5,803
Note receivable from former officer [note 3]	**50,441**	50,058
Prepaid expenses	**44,981**	38,479
	325,931	1,319,714
Oil and natural gas properties, on the basis of full cost accounting, net of depletion and impairments [note 4]	**1,144,709**	1,161,591
Other property and equipment, net of accumulated depreciation, amortization and impairment [note 5]	**159,108**	176,651
	$ **1,629,748**	$ 2,657,956
Liabilities And Shareholders' Equity		
Current liabilities		
Trade payables	$ **408,110**	$ 102,562
Other accrued liabilities	**464,877**	90,479
Note payable [note 14]	**469,031**	-
Subscriptions payable [note 6]	**319,832**	438,545
	1,661,850	631,586
Long term liabilities:		
Note payable [note 14]	-	233,253
	1,661,850	864,839
Contingencies, continuing operations and commitments [notes 1 and 10]		
Shareholders' equity		
Preferred shares [note 7]		
Authorized: unlimited		
Issued: nil	-	-
Common shares		
Authorized: unlimited		
Issued: 21,288,771 and 21,055,171 at June 30, 2005 and December 31, 2004, respectively [note 6]	**27,882,084**	27,565,636
Warrants [notes 6 and 8]	-	-
Accumulated deficit	**(28,141,490)**	(26,038,158)
Accumulated other comprehensive income	**227,304**	265,639
	(32,102)	1,793,117
	$ **1,629,748**	$ 2,657,956

The accompanying notes to these condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.

Notes TO Condensed Consolidated Financial Statements

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

In the six months ended June 30, 2005, we incurred a comprehensive loss of $2,141,667, have an accumulated deficit of $28,141,490 and a working capital deficiency of $1,335,919 as at the end of the period.

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

We have taken the following measures to ensure the ongoing viability of the company:

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On November 19, 2004, we entered into a Loan Agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. On April 7, 2005 the principal amount of the loan agreement signed on November 17 was amended to $88,000 US. The loan was utilized on April 15, 2005.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company. $67,000 of the loan was converted into convertible promissory notes under the bridge-financing contract mentioned below on September 19, 2005. The remainder of loan is now in default and will be repaid from the proceeds of the bridge financing.

•

We have undertaken a variety of cost reduction activities including but not limited to termination of contract employees, a 50% reduction of salaries and reduction of corporate travel.

•

The company is currently negotiating a private placement of shares of common stock through an Offering Memorandum. The shares will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements.  The objective of the private placement is to raise $10,000,000 on a best efforts basis to commercialize the SFD technology through obtaining a contract to provide the SFD survey as a service to third parties.  The proceeds will be used to finance our marketing efforts and the necessary additional resources needed for the execution of the contract. We expect to close the private placement by December 31, 2005. There are no guarantees that the Company will be able to close the private placement. In this event, it is unlikely we will be able to meet our obligations and we may be forced to cease operations and liquidate our assets.

•

We are currently finalizing a bridge-financing contract for $1,300,000 in the form of promissory notes and additional $200,000 to $700,000 is expected to close by the end of November 2005. The notes will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements. The proceeds from this financing will fund the operations of the Company until we receive the proceeds from the private placement. The conditions of the financing are as follows: the lender will receive interest bearing (10% per annum) notes, maturing 18 months from the date of issue, convertible into common shares.  The number of shares to be issued on conversion shall be determined by dividing the amount of the note by the lesser of $0.70 or 85% of the lowest price of any common shares issued directly by the Company during the term of the note in connection with a public or private offering (but specifically excluding warrants or options issued to officers, directors, employees, agents, independent contractors or consultants retained by the Company). The notes are secured by the Company’s interest in gas wells and land. The lender will receive one two-year warrant for every $1.00 invested. We expect the contract to be finalized and the proceeds to be available by September 27, 2005.We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  We need to raise approximately $1,000,000 to cover our normal operational expenses and finance our marketing efforts and execution of potential contracts for the next 12 months. With funds that will be available to the company after the bridge-financing contract closes we can sustain reduced operations reflecting our cost-cutting measures for the next 12 months.

On August 2, 2005 we disposed of one of our land leases. The gain realized on the disposal was approximately $35,000.

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

2. Significant Accounting Policies

Basis of Presentation

We have prepared these consolidated financial statements for our interim period as at June 30, 2005 and ended June 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2004.

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

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock Based Compensation”, we would have recorded additional compensation expense of approximately $336,083 for the three months ended June 30, 2005 and $463,495 for the six  months ended June 30, 2005 as compared to the previous year of $42,944 for the three months ended June 30, 2004 and $121,878 for the six months ended June 30, 2004.  These amounts are determined using an option-pricing model with the following assumptions:

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

In June 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No.46(R), Consolidations of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). Restatement to the date of initial application is permitted but not required. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

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

4. Oil And Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for the six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004:

Net oil and natural gas property costs at June 30, 2005 and December 31, 2004 are in the majority related to Canadian unproved properties

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

5. Other Property And Equipment

Summarized below are our capitalized costs for other property and equipment as of June 30, 2005 and December 31, 2004:

6. Common Shares

The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three and six months ended June 30, 2005 and 2004 because the company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

In calculating diluted earnings per common share for the three and six month periods ended June 30, 2005 and 2004, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, all outstanding stock options and warrants were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life. Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders’ fees. In addition, we had also received $319,832 in gross proceeds at June 30, 2005 for which shares had not been issued at June 30, 2005 and this amount is shown as subscriptions payable on the balance sheet. Also in the first quarter of 2005 we cancelled a subscription agreement and refunded $50,000 to one of our investors in the $2.00 private placement based on the shareholder’s request.

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

On March 31, 2005 we filed the Form F-1 registration statement with the SEC requesting the registration of 3,558,998 common shares of NXT issued in private placements.  The shares have not been registered at the date of this report. The company anticipates the registration within 2 months of the date of this report.

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

8. Performance Warrants

On August 1, 1996, we granted Momentum Resources Corporation a performance-based contractual right to acquire NXT warrants in connection with our use of the SFD Technology for hydrocarbon exploration.  The initial term of the contract with Momentum Resources expires on December 31, 2005 and can be cancelled by NXT providing written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term.   Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources has not earned any warrants under the SFD technology license as of June 30, 2005. We terminated the contract on September 9, 2005.

9. E mployee And Director Options

We have summarized below all outstanding options under our various stock option plans and arrangements as at June 30, 2005:

The employee and executive options outstanding as of June 30, 2005 will vest over the next three years, based upon the continued provision of services as an employee or consultant, except for the 260,000 of employee options granted on June 28, 2005, which vested immediately upon the date of the grant. The options generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

10. Commitments and contingencies

On October 18, 2004 we signed a contract with Mr. Charles Selby under which Mr. Selby provides business support and advisory service as and when required by NXT. In consideration of services provided NXT is required to issue the total of 400,000 common shares depending on reaching certain performance milestones determined by the NXT’s board of directors and pay a retainer of $10,000 per month. The contract is renewable every 4 months based on the approval by the President and the Board. No shares have been issued as of the date of this report and the evaluation and continuation of the contract is subject to the approval by the board of directors.

We signed the extension of the sublease of the premises for our main office on November 25, 2004. The monthly minimum lease payments are $13,092 CDN and the sublease expires on January 31, 2006. The Company is commencing search for new office space to replace the existing lease when the existing contract expires.

          On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT.  On December 10, 2002, we filed our Statement of Defense.  Mr. Stinson is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.  We believe the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending ourselves against the claim. No amount has been accrued for this claim in the financial statements.

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

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim. No amount has been accrued for this claim in the financial statements.

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

On June 22, 2005 a contract was signed with Steedman Consultants, Inc. for provision of services with respect to miscellaneous corporate matters. The services will be provided as needed and the remuneration for the services is payable in cash or in common shares of the corporation at the option of the consultant. As of the date of this report no cash has been paid and the accrued expense as of the same date is approximately $19,000.

On June 28, 2005 an agreement was signed with Baycrest Energy Ltd. for provision of services with respect to miscellaneous corporate matters. 70,000 Energy Exploration Technologies Inc. stock options were awarded upon signing the agreement. Any other remuneration will be reviewed after the Corporation secures sufficient financing.

11. Investor Relations Options and Stock Awards

On May 15, 2001, as additional compensation to our investor relations consultant pursuant to an investor and public relations services agreement, we granted the consultant options to purchase 155,000 common shares at $2.50 per share.  The underlying agreement provided that 50,000 options would vest immediately, and an additional 35,000 options would vest upon each of the first, second and third anniversary dates of the agreement, respectively, even if the agreement was not subsequently renewed so long as the agreement has not been terminated by either party prior to the end of the termination of the prior term or NXT has not terminated this agreement for "good cause" as defined in the agreement.  These options lapse, to the extent vested and unexercised, five years after the date of vesting.

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

In the quarter ended June 30, 2005, $4,303 gain from discontinued operations as a result of reclassification of administrative expenses booked in the first quarter of 2005. A gain on sale of aircraft equipment that had been previously written off in the amount of $ 41, 805 was recognized in the quarter ended June 30, 2004.

13. Segment Information

We operate in only one business segment, oil and natural gas exploration.  We intend to develop all oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology either directly or with joint venture partners.  NXT has investigated the market opportunities to sell the SFD survey as a service to third parties.  We believe that opportunities will arise in the future that would permit NXT to establish this other business segment.  NXT does not currently have any contracts to provide the SFD survey as a service to third parties.

Summarized below with respect to our three month and six month periods ended June 30, 2005 and 2004 is geographic information relating to:

•	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
•	our net loss from continuing operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated; and
•	our net gain (loss) loss from discontinued operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

United States	Canada	Total
Three Months Ended			
June 30, 2005:			
Revenues from oil and natural gas production	$ -	$ **9,544**	$ **9,544**
Net gain (loss) from continuing operations	$ -	$ **(483,648)**	$ **(483,648)**
Net gain (loss) from discontinued operations	$ **4,303**	$ -	$ **4,303**
June 30, 2004:			
Revenues from oil and natural gas production	$ -	$ 4,813	$ 4,813
Net gain (loss) from continuing operations	$ -	$ (1,011,381)	$ (1,011,381)
Net gain (loss) from discontinued operations	$ 41,805	$ -	$ 41,805

	United States	Canada	Total
Six Months Ended			
June 30, 2005:			
Revenues from oil and natural gas production	$ -	$ **20,665**	$ **20,665**
Net gain (loss) from continuing operations	$ -	$ **(2,103,332)**	$ **(2,103,332)**
Net gain (loss) from discontinued operations	$ -	$ -	$ -
June 30, 2004:			
Revenues from oil and natural gas production	$ -	$ 21,642	$ 21,642
Net gain (loss) from continuing operations	$ -	$ (2,040,095)	$ (2,040,095)
Net gain (loss) from discontinued operations	$ 30,773	$ -	$ 30,773

Assets As Of	United States	Canada	Total
June 30, 2005	$ -	$ **1,629,748**	$ **1,629,748**
December 31, 2004	$ -	$ 2,657,956	$ 2,657,956

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets

14. Notes Payable

As of June 30, 2005 the Company has loans outstanding in the amount of $469,031. This amount is comprised of the following:

•

$250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004 and an additional $31,000 US as a result of an amendment to the loan agreement dated November 16, 2004. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz for a further $100,000 CDN. The principal amount of the loan agreement signed on November 17 was later (on April 7, 2005) amended to $88,000 US. We did not utilize this loan until April 15, 2005 when the $88,000US was drawn upon. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). The maturity date for all three loans was amended and is now April 15, 2006.

•

$175,000 CDN and accrued interest payable to a family trust of one of our directors under a loan agreement signed on May 20, 2005. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and original maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company.  $67,000 of the loan was converted into convertible promissory notes under the bridge-financing contract on September 19, 2005. The remainder of loan is now in default and will be repaid from the proceeds of the bridge financing.

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

We now conduct our activities primarily through our wholly owned subsidiary, NXT Energy Canada Inc., which focuses on Canadian and Middle East exploration. Prior to the sale of our U.S. properties in March of 2003, we also operated through NXT Energy USA Inc., which focused on United States based exploration.  Survey flight activities are conducted through our subsidiary, NXT Aero Canada Inc. The parent company concentrates on improving our SFD survey system and oversees the operations of and provides management, financial and administrative services to our subsidiaries.

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

RESULTS OF OPERATIONS

Operating revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 26 thousand cubic feet (mcf) per day during the quarter ended June 30, 2005.  Revenues, net of royalty expense, for the period were $12,987. The average price received was $5.59 per mcf and the operating cost was $0.68 per mcf. During the quarter ended June 30, 2004 our share of production averaged 28 thousand cubic feet (mcf) per day.  Revenues, net of royalty expense, for the quarter ended June 30, 2004 were $4,813, the average price received was $4.63 per mcf and the operating cost was $0.57 per mcf.

Operating loss from continuing operations

We incurred an operating loss of $477,748 for the quarter ended June 30, 2005, as compared to a loss of $1,011,956 for the corresponding period in 2004, representing a $534,208 (53%) overall decrease.  This decrease was attributable to the following changes:

•

Administrative costs decreased $378,451(45%) in 2005 (total of $471,111) compared to 2004 (total $849,562). This decrease was caused mainly by a decrease in general business consulting fees of $434,560 (73%) in 2005 ($162,068 in 2005 as opposed to $596,628 in 2004), decrease in insurance expense of $4,267, in communications and advertising of $6,547, in accounting and relating fees of $10,205 and investor relations expense of $14,748 partially offset by increases in office rent expense by $6,132, in legal fees of $42,686 and in salaries and wages and related costs of $76,841 ($76,310 of those salaries were reclassified to survey cost in 2004). Lower spending in the quarter ended June 30, 2005 was mainly the result of cost-cutting measures.

•	There were no survey activity and no survey operations and support expenses in the second quarter of 2005. Survey operations and support expenses were $152,000 in the second quarter of 2004.
•	Depletion was $5,295 in 2005, a $4,957 (1,467%) increase from $338 recorded in the same period in 2004.

Interest income

Interest expense for the quarter ended June 30, 2005 was $5,900 compared to the 2004 income of $575 and consisted of $6,965 interest on a shareholder loan partially offset by interest of  $1,065 earned on short-term deposits.

Income (loss) from discontinued operations

The gain related to discontinued operations for the quarter ended June 30, 2005 was $4,303 and is a result of reclassification. The 2004 gain was $41,805 and relates to the gain on the sale of aircraft equipment that had been previously written off.

Other comprehensive income

The foreign currency exchange loss of $9,426 for the quarter ended June 30, 2005 was caused by the change in the United States – Canadian currency rates from $1.2096 at March 31, 2005 to $1.2254 at June 30, 2005. The foreign currency exchange loss of $53,403 for the same period in 2004 was due to the change in rates from $1.31 at March 31, 2004 to $1.3475 at June 30, 2004.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations during the period.

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

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company.  $67,000 of the loan was converted into convertible promissory notes under the bridge-financing contract on September 19, 2005. The remainder of loan is now in default and will be repaid from the proceeds of the bridge financing.

   Liquidity And Capital Resources

Sources of Cash

In the quarter ended June 30, 2005 we had net cash inflow of $16,386 compared to the second quarter of 2004 when we had net cash outflow of $783,031. The 2005 results were due to the operating activities use of cash of $240,069, cash inflow of $234,297 from financing activities, $27,281 cash generated by investing activities, $4,303 generated by discontinued operations and the effects of the fluctuations in foreign exchange of $9,426. The 2004 results were due to the operating activities use of cash of $804,324 and exchange losses of $53,403 partially offset by funds generated by financing activities of $81,203. Net cash used by our operating activities during the three month period ended June 30, 2005 of $240,069 was an decrease of $564,225 over the same period in 2004 (net cash used in operating activities in the period ended June 30, 2004 was $804,324).

Current Cash Position and Changes in Cash Position

Our cash position as of June 30, 2005 was $104,639 as compared to $287,431 as of December 31, 2004.  This decrease in our cash position was attributable to the cash used in operating activities of $240,069, cash flow of $234,297 generated by financing activities, $27,281 cash generated by investing activities, $4,303 generated by discontinued operations and the effects of the fluctuations in foreign exchange of $9,426. Our cash position as of June 30, 2004 was $526,213 as compared to $1,024,201 as of December 31, 2003.

We had a working capital deficiency of $1,335,919 as of June 30, 2005. This was mainly the result of continuing operational losses, notes payable and investment in oil and natural gas properties. There was a decrease in working capital of $2,024,047 from working capital of $688,128 as of December 31, 2004.  Our losses from operations will likely continue in the third quarter.

Cash used in operating activities in the quarter ended June 30, 2005 decreased by $564,225 (70%) to $240,069 for 2005 as compared to $804,324 for the same period in 2004. The decreased cash draws were attributable mainly to decreased loss from operations and changes in non-cash working capital.

Financing activities in the second quarter of 2005 generated $233,812 from the increase in notes payable and $485 from subscriptions. Financing activities in 2004 generated  $85,991 from exercise of options and $10,001 from subscriptions and used $14,789 in finders’ and other fees.

Investing activities generated cash of $27,281 for the quarter ended June 30, 2005 as compared to $613 used in the quarter ended June 30, 2004. The reason for the increase was attributable mainly to cashing $50,000 of short-term investments offset by investment in oil and gas properties of $18,225 and in other property and equipment of $4,494.

Discontinued operations generated  $4,303 in the quarter ended June 30, 2005. This was due to reclassification of administration expenses for the first quarter of 2005.  The quarter ended June 30, 2004 used $7,120 of cash from discontinued operations.

Other comprehensive income, specifically currency exchange, was a loss of $9,426 in the quarter ended June 30, 2005 as compared to the loss $53,403 in the quarter ended June 30, 2004. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We had $104,639 in cash on hand and $65,000 in short term investments as of June 30, 2005. On September 19, 2005 we raised $1.300,000 additional capital through bridge financing and we expect to raise additional $200,000 to $700,000 by the end of November 2005. To fund our plans and to contribute toward our normal administration and increased operational requirements for the next twelve months we will be required to raise approximately

$1,000,000 additional financing through equity issues, borrowings or property dispositions. With funds available to the Company, including the proceeds from the bridge financing, we can sustain reduced operations reflecting our cost–cutting measures until August 2006.

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

In the six months ended June 30, 2005, we incurred a comprehensive loss of $2,141,667 and have an accumulated deficit of $28,141,490 and a working capital deficiency of $1,335,919,as at the end of the period.

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

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the company. $67,000 of the loan was converted into convertible promissory notes under the bridge-financing contract on September 19, 2005. The remainder of loan is now in default and will be repaid from the proceeds of the bridge financing.

•

We have undertaken a variety of cost reduction activities including, but not limited to, the termination of contract employees, a 50% reduction of salaries and reduction of corporate travel.

•

The company is currently negotiating a private placement of shares of common stock through an Offering Memorandum.  The shares will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements. The objective of the private placement is to raise $10,000,000 on a best efforts basis to commercialize the SFD technology through obtaining a contract to provide the SFD survey as a service to third parties.  The proceeds will be used to finance our marketing efforts and the necessary additional resources needed for the execution of the contract. We expect to close the private placement by December 31, 2005. There are no guarantees that the Company will be able to close the private placement. In this event, it is unlikely we will be able to meet our obligations and we may be forced to cease operations and liquidate our assets.

•

We are currently finalizing a bridge-financing contract for $1,300,000 in the form of promissory notes and additional $200,000 to $700,000 is expected to close by the end of November 2005.  The notes will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements. The proceeds from this financing will fund the operations of the Company until we receive the proceeds from the private placement. The conditions of the financing are as follows: the lender will receive interest bearing (10% per annum) notes, maturing 18 months from the date of issue, convertible into common shares. The number of shares to be issued on conversion shall be determined by dividing the amount of the note by the lesser of $0.70 or 85% of the lowest price of any common shares issued directly by the Company during the term of the note in connection with a public or private offering (but specifically excluding warrants or options issued to officers, directors, employees, agents, independent contractors or consultants retained by the Company).  The notes are secured by the Company’s interest in gas wells and land. The lender will receive one two-year warrant for every $1.00 invested. We expect the contract to be finalized and the proceeds to be available by September 27, 2005.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  We need to raise approximately $1,000,000 to cover our normal operational expenses and finance our marketing efforts and executions of potential contracts for the next 12 months. With funds that will be available to the company after the bridge-financing contract closes we can sustain reduced operations reflecting our cost-cutting measures for the next 12 months.

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

Effect of Inflation

We do not believe that our operating results were unduly affected during the second quarter of 2005 or 2004 by inflation or changing prices.

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

Currency Fluctuations

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. However, we are planning to increase our activities in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. We have not previously engaged in activities to mitigate the effects of foreign currency.  Based on the 2005 distribution of revenue and cash flows a one percent change in the Canadian dollar rate relative to the U.S. dollar is estimated to affect revenues by $256 and expenses by $18,397 in 2005.

Interest Rate Fluctuations

We currently maintain the bulk of our available cash in US dollars and our reported interest income from these short-term investments could be affected by any material changes in interest rates within the United States of America.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants.  Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT.  On December 10, 2002, we filed our Statement of Defense.  Mr. Stinson is a past President and director of NXT and is currently a director and shareholder of Momentum Resources.  We believe the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending ourselves against the claim. No amount has been accrued for this claim in the financial statements.

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

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim. No amount has been accrued for this claim in the financial statements

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NXT’s Annual Meeting of Shareholders was held on June 29, 2005, at which the following matters were voted upon:

The following directors were elected to the board of directors to hold such position until the next meeting of shareholders.

Voting Results:	For	Withheld
Sheikh Al Hassan	14,264,724	47,110
Dennis R. Hunter	14,268,724	43,110
Brian Kohlhammer	14,069,224	242,610
George Liszicasz	13,362,127	949,707
Douglas Rowe	14,268,724	43,110
Robert Van Caneghan	14,267,724	44,110

The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors, who have been our auditors since July 9, 2002.

Voting Results:	For	Against	Abstain
	14,282,034	21,000	8,800

The shareholders ratified the 2004 Stock Award and Stock Option Plan.

Voting Results:	For	Against	Abstain
	8,711,342	150,410	1,650

ITEM 5.   EXHIBITS

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.1 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.2 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.3 (5)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.4 (1)	Amended Bylaws for Energy Exploration Technologies
3.5 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.6 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.7 (1)	Energy Exploration Technologies specimen common stock certificate
3.8 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.9 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.10 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.12 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.13 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (6)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.15 (6)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.17 (8)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002

3.18 (14)	2004 Stock Award and Stock Option Plan
10.1 (1)	Restated Technology Agreement dated August 1, 1996
10.2 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.3 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.4 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.5 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.6 (7)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.7 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.8 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.9 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.10 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.11 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.12 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.13 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.14 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.15 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.16 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.17 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.18 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.19 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.20 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.21 (9)	Employment Agreement dated December 1, 2002 with George Liszicasz
10.22 (11)	Interim Operating Agreement dated August 25, 2004 by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.23 (11)	Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.24 (12)	Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Liszicasz
10.25 (12)	Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Liszicasz
10.26 (12)	Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Liszicasz

10.27 (12)	Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George Liszicasz
10.28	Loan Agreement Amendment dated February 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.29	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.30	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.31	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.32	Loan Agreement dated May 19, 2005 and entered into with 1107200 Alberta Ltd.
10.33	Notice of Termination of Restated Technology Agreement with Momentum Resources Corporation dated September 9, 2005
14.1 (10)	Code of Business Code and Ethics
23.1 (13)	Certificate of Qualifications and Independence of Dr. Nimr Arab
23.2 (14)	Consent of Dr. Nimr Arab, dated April 8, 2005, to file copy of his Report as Exhibit 99.5 to the December 31, 2004 Annual Report
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
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
(2) Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3) Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999

(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
(5)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
(6)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000
(7)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002
(8)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003
(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004
(11)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004
(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed on November 22, 2004
(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on April 15, 2005
(14)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed on May 23, 2005

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 22nd day of September, 2005.

Energy Exploration Technologies INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer)
By: /s/ Jarmila Manasek
Jarmila Manasek VP Finance (principal financial officer)