Form 10-K/A
period 2002-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-10-05
CIK 1009922

As filed with the Securities and Exchange Commission on October 5, 2005

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10–K/A

AMENDMENT NO. 2
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  0-24027

ENERGY EXPLORATION TECHNOLOGIES
(Exact name of registrant as specified in its charter)
Nevada	61–1126904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700-840-7 Avenue SW, Calgary, Alberta, Canada,	T2P 3G2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (403) 264-7020

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

ADVISEMENT

This Amendment No. 2 (this “Amendment”) to Form 10-K of Energy Exploration Technologies Inc. (the “Company” or “NXT”) for the year ended December 31, 2002, has been prepared solely for the purpose of correcting only certain disclosures found in the original 10-K, which are found in Items 1 and 12. We have also attached to this Form 10-K revised certifications pursuant to Rule 13a-14(a)/15d-14(a).

Item 1.  Business

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

•

Poblano/Antelope Tail—We hold a combination 5.6% to 22.5% overall working interest and a 0.8% to 3.5% net overriding royalty interest on this exploration block.  It consists of 34 sections in Sublette County, Wyoming.   Four wells were drilled in prior years in the Poblano exploration block and encountered over-pressured gas sands in the Mesa Verde formation that have very low permeability.  The wells have been suspended as uneconomic at this time.

In the fall of 2002, we participated in drilling the Habanero-Federal 14-21 exploratory well on the Antelope Tail prospect. The well was plugged and abandoned at 13,995 feet. The drilling of the well earned us a 16.875% working interest in all rights from surface to basement in 3,660 gross acres of land encompassing both the Antelope Tail prospect and the southern end of the Pinedale Anticline. Our partner, CamWest, has obtained three additional permits targeting the Lance and Mesa Verde zones on the Pinedale Anticline. The 14-21 well showed the structural development predicted by SFD but did not contain hydrocarbons. The timing of the structural development was after the migration of hydrocarbons through the 14-21 location.

•

Gold Coast—We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest on the overall exploration block.  The Gold Coast prospect consists of a 34,560-acre exploration block located in Sweetwater County, Wyoming.  Two wells were drilled in prior years. One well was junked for mechanical reasons and the other was suspended as non-economic.

•

Horsethief Canyon —We hold a combination 11.25% overall working interest and a 1.6% overall net overriding royalty interest in our Leucite Hills South prospect, located in Sweetwater County, Wyoming. A test well was drilled in 1999 by the mineral rights owner as operator in a location approximately one mile to the south of our recommended SFD prospect.  This well was cased as a natural gas well.  We have not ascertained the potential estimated or proven reserves of this well to date, and will not be able to do so until the well is connected to a pipeline and production tested.

Alberta, Canada

•

Monarch—We hold a combination 22.5% overall working interest and 3.1% overall net overriding royalty interest in this 3,723 acre exploration block located in the Kehoe area of southwestern Alberta.   We are considering whether to drill and explore or sell this prospect at this time.

•

Carbon—We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.

•

Nanton—We hold a 22.5% interest in this 6,560 acre at this prospect in southern Alberta.

•

Princess—We currently own the Mannville and deeper rights to 1,280 acres in the Princess area. We hold a 22.5% working interest in this prospect. We are currently negotiating the sale of this property.

•

Reagan— We hold a 22.5% working interest in 2,560 acres in this prospect.

•

Fincastle—We hold 21% to 50 % interest in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area.  In December 2002, a partner drilled a well on this prospect, resulting in initial gas shows but the well has since watered out and is being abandoned.

British Columbia, Canada

•

South Adsett— This land was purchased in August and we are in the process of negotiating a farm-in to have it drilled.  We hold a 33.3% interest in 8,235 acres.

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

We do not expect that any of these government controls or regulations will materially affect our business or projects in which we participate.  There are no material government regulations that relate to our proposed business. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted.  Governmental regulations may be changed from time to time in response to economic or political conditions.  Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general would have a material adverse effect on our business, financial condition and results of operations.

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
(3)

Includes 5,083,751 shares of common stock directly by Mr. Liszicasz, 127,778 shares of common stock held by Irina Iascisina, Mr. Liszicasz’s spouse and options exercisable within 60 days of March 26, 2003 to acquire 45,000 shares of common stock.

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

(7)

Stephens Group Inc. is the manager of both SFD Investment LLC and in that capacity indirectly holds (or in certain circumstances shares with the members of that company) voting and investment control of the NXT shares held by the limited liability company.  Includes 107,938 common shares held by SFD Investment LLC and 800,000 Series A preferred stock, held by SFD Investment LLC which are convertible at any time to acquire 2,368,762 shares of common stock at a conversion rate of 2.96 common shares for each preferred share. Mr. Todd Ferguson has investment and/or voting control over the securities of NXT beneficially held by Stephens Group LLC.

ITEM 15.  Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2005.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES
By: /s/George Liszicasz George Liszicasz - Chief Executive Officer (principal executive officer)
By: /s/ Mila Manasek Mila Manasek – Vice President – Finance (principal accounting officer)