Form 10-Q/A
period 2003-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-10-05
CIK 1009922

As filed with the Securities and Exchange Commission on October 5, 2005.

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

ADVISEMENT

This Amendment No. 2 (this “Amendment”) to Form 10-Q of Energy Exploration Technologies Inc. (the “Company” or “NXT”) for the year ended March 31, 2003 (the “Original 10-K”), has been prepared solely for the purpose of filing a corrected Certification from NXT’s principal executive and principal accounting officer pursuant to Rule 13a-14(a)/15d-14(a).

Item 6 -

Exhibits And Reports On form 8-K

a)  Exhibits

31

Rule 13a-14(a)/15d-14(a) Certification

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 30th day of September, 2005.

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5.  As the registrant’s sole certifying officer I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  As the registrant’s sole certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2005	By: Name: Title:	/s/ GEORGE LISZICASZ George Liszicasz Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Accounting Officer)