Form 10-K/A
period 2003-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-10-05
CIK 1009922

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

The number of shares outstanding of the registrant's common stock as of April 6, 2004:  19,845,293 shares

Documents Incorporated By Reference: None

Advisement

This Amendment No. 1 (this “Amendment”) to Form 10-K of Energy Exploration Technologies Inc. (the “Company” or “NXT”) for the year ended December 31, 2003, has been prepared solely for the purpose of filing a corrected Certification from NXT’s principal executive and principal accounting officer pursuant to Rule 13a-14(a)/15d-14(a).

ITEM 15.  Exhibits

31

Rule 13a-14(a)/15d-14(a) Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2005.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES a Nevada corporation

By:    /s/ George Liszicasz
George Liszicasz - Chief Executive Officer (principal executive officer and principal accounting officers, as of April 14, 2004 – the date of the filing of the original Form 10-K for the period ended December 31, 2003)