Form 10-Q/A
period 2004-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-10-05
CIK 1009922

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

20,005,959 shares of common stock, par value $0.001 per share, as of April 30, 2004

ADVISEMENT

This Amendment No. 1 (this “Amendment”) to Form 10-Q of Energy Exploration Technologies Inc. (the “Company” or “NXT”) for the period ended March 31, 2004 (the “Original 10-K”), has been prepared solely for the purpose of filing a corrected Certification from NXT’s principal executive and principal accounting officer pursuant to Rule 13a-14(a)/15d-14(a).

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