Form 10-K/A
period 2004-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-11-14
CIK 1009922

As filed with the Securities and Exchange Commission on November 14, 2005

United States
Securities And Exchange Commission
Washington, D.C. 20549
_________________
FORM 10-K/A
AMENDMENT NO.1
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
The well at Carbon, Alberta commenced production and we have a 5% overriding royalty.

•	In May we conducted a 5,000 kilometer survey in B.C.
•	In June we sold our interest in the Monarch property
•	In August we acquired our Tenaka property in British Columbia, Canada;
•	In September, we closed a private placement for $750,000 for which we issued 1,875,000 common shares
•	Also, in September our proposal to conduct an SFD technology evaluation survey in Syria was accepted by the Syrian Petroleum Company
•	In October we continued NXT from Nevada to Alberta
•	In November, drilling commenced on our South Adsett prospect in B.C.
•	In December we commenced two private placements and closed the 2003 flow-through placement segment
•	In December the South Adsett drilling was completed. It was tested in February 2004 and abandoned.

Summary of Exploration Costs

Summarized below are the oil and natural gas property costs we capitalized for the year ended and as of December 31, 2004 and 2003:

	Capitalized for the years ended December 31		Capitalized as of December 31
	2004	2003	2004	2003	2002

Acquisition costs	$122,825	$386,349	$1,072,714	$949,889	$563,540
Exploration costs	269,113	733,305	3,462,320	3,193,207	2,459,902
Oil and natural gas properties	391,938	1,119,654	4,535,034	4,143,096	3,023,442
Less impairment and depletion	(404,080)	(1,310,968)	(3,089,814)	(2,685,734)	(1,374,766)
Less dispositions	(20,673)	(104,701)	(283,629)	(262,956)	(158,255)
Less discontinued operations	-	(1,273,498)	-	-	1,273,498
Net oil and natural gas properties	$(32,815)	$(1,569,513)	$1,161,591	$1,194,406	$2,763,919

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

•	Carbon —We hold a 2.5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta and receive a monthly royalty.
•
Fincastle —We hold 21% to 50 % interests in 1,280 acres in this prospect which targets Jurassic Sawtooth sands in the Taber area. In December 2002, a partner drilled and abandoned a well on this prospect.

•	Wildwood —We hold a 20% working interest in 640 acres. In December 2004, a partner drilled and suspended a well on this property.

British Columbia, Canada

•	South Adsett—This land was purchased in August 2002 and was drilled in late 2003. Although there were gas shows the well was abandoned in late February 2004. We hold a 26.7 % interest in 9,607 acres.
•	Tenaka—This land was purchased in August 2003 and we plan to run seismic on it in 2004. We hold a 33% interest in 2,703 acres.

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

	Year Ended December 31
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
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

In January 2003, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”(FAS 148). FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based compensation. The impact of this accounting standard is discussed more fully in note 11 to the annual consolidated financial statements.

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

ENERGY EXPLORATION TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2004, 2003 And 2002

Item 8. Financial Statements And Supplementary Data

Deloitte & Touche LLP
3000 Scotia Centre
700 Second Street S.W.
Calgary AB T2P 0S7
Canada

Tel: (403) 267-1700
Fax: (403) 264-2871
www.deloitte.ca

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

Deloitte & Touche LLP
3000 Scotia Centre
700 Second Street S.W.
Calgary AB T2P 0S7
Canada

Tel: (403) 267-1700
Fax: (403) 264-2871
www.deloitte.ca

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

Contingencies, continuing operations and commitments [notes 1 and 15]

Shareholders' equity
Preferred shares [note 9]
Authorized: unlimited
Issued : nil	-	-
Common shares
Authorized: unlimited
Issued : 21,055,171 and 19,306,852 at December 31, 2004 and
December 31, 2003, respectively [note 8	27,565,636	24,527,066
Warrants [notes 8 and 10]	-	-
Accumulated deficit	(26,038,158)	(22,855,919)
Accumulated other comprehensive income	265,639	277,926
	1,793,117	1,949,073

	$2,657,956	$2,636,124
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

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Shareholders' Equity (Deficit)
(Expressed in U.S. dollars except share data)
	Accumulated Other
	Comprehensive	Common Shares		Preferred Shares		Warrants		Accumulated Deficit
	Income (loss)	Shares	Amount	Shares	Amount	Number	Amount		Total
Balance-December 31, 2001	$(222,800)	16,971,153	$23,331,210	800,000	$730,000	-	$-	$(14,365,925)	$9,472,485
2002:
Grant and vesting of options to investor relations consultant	-	-	34,216	-	-	-	-	-	34,216
Loss from continuing operations	-	-	-	-	-	-	-	(1,953,907)	(1,953,907)
Loss from discontinued operations	-	-	-	-	-	-	-	(3,722,213)	(3,722,213)
Other comprehensive loss	39,211	-	-	-	-	-	-	-	39,211
Balance-December 31, 2002	$(183,589)	16,971,153	$23,365,426	800,000	$730,000	-	$-	$(20,042,045)	$3,869,792
2003:
Grant and vesting of options to investor relations consultant	-	-	46,773	-	-	-	-	-	46,773
Issued for cash at $0.40 per share on
September 19, 2003 net of issuance costs		1,999,000	744,050	-	-	-	-	-	744,050
Redemption of preferred shares	-	-	-	(800,000)	(730,000)	-	-	-	(730,000)
Compensation expense related to issuance
of options to employees and directors	-	-	89,100	-	-	-	-	-	89,100
Options exercised forcash at prices between $0.21 and $2.00 per share	-	234,999	95,200	-	-	-	-	-	95,200
Flow-Through shares issued for cash at $2.00 per share	-	101,700	186,517	-	-	7,496	-	-	186,517
Loss from continuing operations	-	-	-	-	-	-	-	(2,973,639)	(2,973,639)
Income from discontinued operations	-	-	-	-	-	-	-	159,765	159,765
Other comprehensive income	461,515	-	-	-	-	-	-	-	461,515
Balance — December 31, 2003	$277,926	19,306,852	$24,527,066	-	$-	7,496	$-	$(22,855,919)	$1,949,073
2004:
Options exercised for cash at prices between $0.29 amd $2.00 per share	-	218,621	218,527	-	-	-	-	-	218,527
Issued for cash at $2.00 per share on
February 12, 2004 net of issuance costs	-	573,269	1,063,277	-	-	604,331	-	-	1,063,277
Issued for services at $1.80 per share on April 18, 2004	-	30,000	54,000	-	-	-	-	-	54,000
Issued for services at $2.00 per share on July 22, 2004	-	200,000	400,000	-	-	-	-	-	400,000
Issued for cash at $2.00 per share on
July 22, 2004 net of issuance costs	-	55,000	109,853	-	-	60,680	-	-	109,853
Issued for cash at $2.00 per share on
Sept 10, 2004 net of issuance costs	-	78,000	145,765	-	-	44,960	-	-	145,765
Issued for cash at $1.75 per share on
December 2, 2004 net of issuance costs	-	571,429	999,823	-	-	610,000	-	-	999,823
Issued for cash at $2.00 per share on
December 31, 2004 net of issuance costs	-	22,000	47,326	-	-	-	-	-	47,326
Loss from continuing operations	-	-	-	-	-	-	-	(3,215,915)	(3,215,915)
Loss from discontinued operations	-	-	-	-	-	-	-	33,494	33,494
Other comprehensive loss	(12,107)	-	-	-	-	-	-	-	(12,107)
Balance — December 31, 2004	$265,819	21,055,171	$27,565,636	-	$-	1,327,467	$-	$(26,038,158)	$1,793,297
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash flow
(Expressed in U.S. dollars)

	Twelve months ended
	December 31,
	2004	2003	2002
Operating activities
Net loss from continuing operations	$(3,215,915)	$(2,973,639)	$(1,953,907)
Amortization and depreciation of other property
and equipment	57,930	56,666	239,766
Depletion and impairment of oil and natural gas properties	192,921	1,004,973	210,871
Consulting costs settled by issuance of common stock
and options	454,000	46,773	34,216
Gain on sale of oil and natural gas properties	(30,294)	(12,003)	(42,046)
Changes in non-cash working capital
Accounts receivable	(262,885)	252,041	(124,436)
Interest accrued on loan to former employee	(6,106)	(9,740)	(2,115)
Due from officers and employees	(5,803)	5,004	(4,912)
Prepaid expenses	68,143	(33,307)	70,471
Trade payables	(33,536)	61,805	(436,721)
Other accrued liabilities	12,027	3,712	(58,896)
Compensation settled with options	-	89,100	-
Interest costs settled by issuance of common stock	-	-	-
Net cash used by operating activities	(2,769,518)	(1,508,615)	(2,067,709)
Financing activities
Note payable	233,253	-	-
Funds raised through the sale of common shares,
net of issuance costs	2,366,042	930,567	-
Funds raised through the sale of preferred stock and warrants
, net of costs	-	-	-
Funds raised through the exercise of options	218,527	95,200	-
Funds raised through the exercise of warrants	-	-	-
Subscriptions payable	(33,956)	472,501	-
Net cash generated by financing activities	2,783,866	1,498,268	-
Investing activities
Funds invested in other property and equipment	(44,358)	(41,330)	-
Proceeds on sale of other property and equipment	-	27,716	3,900
Funds invested in oil and natural gas properties	(160,875)	(808,879)	(463,107)
Funds borrowed by an employee	-	-	-
Proceeds on sale of oil and natural gas properties	31,653	86,125	199,326
Funds invested in short term investments	(550,000)	-	-
Changes in non-cash working capital;
Accrued oil and natural gas property costs and trade payables	-	-	(110,829)
Net cash used by investing activities	(723,580)	(736,368)	(370,710)
Net cash generated (used) by discontinued operations	(15,431)	724,331	(10,330)
Effect of net other comprehensive income (loss)	(12,107)	461,515	39,211
Net cash inflow (outflow)	(736,770)	439,131	(2,409,538)
Cash and Cash Equivalents, beginning of period	1,024,201	585,070	2,994,608

Cash and Cash Equivalents, end of period	$287,431	$1,024,201	$585,070

Non cash discontinued operations
Aircraft parts sold for credit with airplane
leasing company	$48,925	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
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

4. Oil and Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2004 and 2003, and as of December 31, 2004, 2003 and 2002:

	Capitalized for the years		Capitalized as of
	ended December 31		December 31
	2004	2003	2004	2003	2002

Acquisition costs	$122,825	$386,349	$1,072,714	$949,889	$563,540
Exploration costs	269,113	733,305	3,462,320	3,193,207	2,459,902
Oil and natural gas properties	391,938	1,119,654	4,535,034	4,143,096	3,023,442
Less impairment and depletion	(404,080)	(1,310,968)	(3,089,814)	(2,685,734)	(1,374,766)
Less dispositions	(20,673)	(104,701)	(283,629)	(262,956)	(158,255)
Less discontinued operations	-	(1,273,498)	-	-	1,273,498
Net oil and natural gas properties	$(32,815)	$(1,569,513)	$1,161,591	$1,194,406	$2,763,919

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2004, 2003, 2002:

	Capitalized as of December 31
	2004	2003	2002
Proved property costs	$35,543	$-	$781,446
Unproved property costs	1,126,048	1,194,406	1,982,473
	$1,161,591	$1,194,406	$2,763,919

The unproved costs are all land expenditures. The properties are:

	Capitalized for the Years ended December 31		Capitalized as of December 31,
	2004	2003	2004	2003	2002

South Adsett	$19,863	$57,146	$272,913	$253,050	$195,904
Tenaka	21,777	277,000	298,777	277,000	-
Entice	(51,771)	51,771	-	51,771	-
Drumheller	(3,840)	(45,030)	53,760	57,600	102,630
Scandia	(37,980)	(29,692)	-	37,980	67,672
Medicine Hat	(9,600)	(112,576)	134,400	144,000	256,576
Suffield	(3,024)	(35,461)	42,336	45,360	80,821
Other miscellaneous	(3,783)	(272,027)	323,862	327,645	599,672
Discontinued operations	-	(679,198)	-	-	679,198
Unproved properties	$(68,358)	$(788,067)	$1,126,048	$1,194,406	$1,982,473

The company is actively seeking partners for the exploration and development of these lands. Seismic strings have been contracted in 2005 for Tenaka to assist in the evaluation of opportunities in that area.

The company had partners farm-in on the South Adsett prospect in late 2003 and a deep well was drilled and abandoned in early 2004. The farm-in earned an interest in only a small portion of the South Adsett lands. Although the well was abandoned the results showed that the area was highly prospective for shallow gas opportunities. The company has been seeking new partners to develop a program to develop these lands.

The Tenaka lands which are near the South Adsett lands have similar prospects and are also being proposed to possible partners for farm-ins.

The remaining minor properties consist of many small parcels of lands or minor interests throughout Alberta. The company continues to seek partners to either purchase these interests or farm-in on the lands.

At the end of each quarter, our management performs an overall assessment of each of our unproved oil and natural gas properties to determine if any of these properties had been subject to any impairment in value (see note 2). The method we use is to compare the average price paid per acre for petroleum and natural gas rights in the province, after applying a discount to recognize the shorter remaining life of certain of our leases and the possible reduced economic value, to the recorded carrying cost of our leases. Based upon these evaluations, we have determined that our unproved properties continued to have prospective commercial viability as of these dates but that an impairment of $172,623 had occurred in 2004 ($945,000 in 2003 and $263,000 in 2002). Based upon these considerations, we have recorded these impairments against our properties to date as noted aboveThis impairment and it has been added to the costs to be amortized. The costs to be amortized were then measured for impairment by performing a ceiling test.

The ceiling test compares the recorded capitalized costs, less accumulated amortization and deferred taxes to the sum of (a) the present value of the estimated future net revenues computed by applying current oil and gas prices to estimated future production of oil and gas reserves less estimated future expenditures to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent; and (b) the cost of the properties not being amortized. In 2004 the ceiling test resulted in a writedown of $172,623 ($945,000 in 2003 and Nil in 2002), which amount is included in depletion and impairment of oil and natural gas properties on the income statement.

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

13. Income Taxes

Net Operating Losses Carried Forward

As of December 31, 2004, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration Dates
United States	$ 5,861,634	2010—2024
Canada	$ 7,035,447	2005—2011

Deferred Income Tax Assets and Liabilities

As of December 31, 2004 our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 5,861,634	34%	1,992,955
Tax asset related to depreciation	Nil	34%	0
Valuation reserve			(1,992,955)
			$ Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	7,035,447	39.25%	$2,761,061
Tax asset related to depreciation	4,924,642	39.25%	1,932,676
Valuation reserve			(4,693,737)
			$ Nil

As of December 31, 2003, our accounts contained the following deferred income tax assets and liabilities:

United States	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ (48,718)	34%	$ (16,564)
Tax asset related to depreciation	$ 9,273,221	34%	3,152,895
Valuation reserve			(3,136,331)
			$ Nil

Canada	Amount	Statutory Tax Rate	Tax Benefit
Tax benefit of loss carry forwards	$ 4,361,265	39.25%	$ 1,711,578
Tax asset related to depreciation	$ 3,650,053	39.25%	1,432,463
Valuation reserve			(3,144,041)
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

14. Related Party Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2004, 2003, and 2002:

December 31	2004	2003	2002

Collective legal fees expensed to law firms with partners who were also directors of NXT or NXT Energy Canada	Nil	Nil	$ 72,440

Collective wages, fees and benefits paid to executive officers of NXT, who were also directors of NXT	$116,373	$107,382	$ 234,958

Accounts receivable due from executive officers	$ 5,803	Nil	$ 5,004

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

(5)	Mr. Woodbury’s contract expired on July 8, 2002 and was not renewed.
(6)	In January 2002, Mr. Liszicasz accepted a 50% reduction in his annual salary.

Summary of Stock Options and Stock Appreciation Rights Granted To Executive Officers

There were 140,000 options granted to our executive officers at prices ranging from $1.47 to $2.15 to purchase our common shares during 2004.

The following table sets forth information regarding stock option grants to our officers and directors as of March 1, 2005:

Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date (mm/dd/yy)	5% ($)	10% ($)
Donald Foulkes	40,000	2.36%	0.38	08/13/07	4,199	9,280
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

Dennis Hunter	45,000	2.66%	2.00	02/15/06 thru	24,865	54,946
04/17/08
	20,000	1.18%	0.38	08/13/07	2,100	4,640
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

George Liszicasz	15,000	0.89%	2.00	05/05/03 thru	8,927	19,926
05/20/04
	30,000	1.77%	0.14	03/27/08	1,160	2,564
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

Douglas Rowe	30,000	1.77%	0.38	08/13/07	3,150	6,960
	10,000	0.59%	0.29	09/20/07	801	1,770
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

Robert Van Caneghan	30,000	1.77%	0.38	08/13/07	3,150	6,960
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

Brian Kohlhammer	40,000	2.36%	1.47	12/23/2009	16,245	35,898

Scott Schrammar	30,000	1.77%	0.14	03/27/08	1,160	2,564
	40,000	2.36%	0.43	08/09/2008	4,752	10,500
	40,000	2.36%	2.15	12/08/2009	23,760	52,504

Jarmila Manasek	100,000	5.91%	1.47	12/23/2009	40,613	89,745

(1)	Based on options exercisable to acquire a total 1,805,135 shares to executive officers, directors and employees.
(2)	The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

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

99.5	Report of Dr. Nimr Arab dated September 2004, entitled: “Evaluation Survey of the Stressfield Detector Technology Conducted in Syria During 2004”

	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on April 17, 2000
	(6)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(7)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000.
	(8)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002.
	(9)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.
	(11)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 asfiled on April 14, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES INC. an Alberta corporation	ENERGY EXPLORATION TECHNOLOGIES INC. an Alberta corporation
By: /s/ George Liszicasz George Liszicasz, CEO, principal executive officer	By: /s/ Jarmila Manasek Jarmila Manasek V.P. Finance, principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on April 15, 2005, and in the capacities indicated.

Signature	Title	Date
/s/ George Liszicasz
George Liszicasz /s/ Brian Kohlhammer	Chief Executive Officer, principal executive officer, and Director	November 14, 2005
Brian Kohlhammer	Director	November 14, 2005
His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi	Director	November 14, 2005
Dennis Hunter /s/ Douglas Rowe	Director	November 14, 2005
Douglas Rowe /s/ Robert Van Caneghan	Director	November 14, 2005
Robert Van Caneghan	Director	November 14, 2005