Form 10-Q
period 2005-09-30
ENERGY EXPLORATION TECHNOLOGIES /
filed 2005-11-21
CIK 1009922

As filed with the Securities and Exchange Commission on November 21, 2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

Commission File No. 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

840 7th Avenue S.W., Suite 700, Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices) (Zip Code)

(403) 264–7020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  [X]   NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO  [X]

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

21,334,770 common shares, no par value, as of November 11, 2005

ENERGY EXPLORATION TECHNOLOGIES INC.

INDEX TO THE FORM 10-Q

For the nine month period ended September 30, 2005

PART I

ITEM 1.   FINANCIAL INFORMATION

ENERGY EXPLORATION TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
(Unaudited) (Expressed in U.S. dollars except share data)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$309,748	$287,431
Short term investments	45,000	550,000
Accounts receivable	59,511	387,943
Due from officers and employees	7,012	5,803
Note receivable from former officer [note 3]	53,898	50,058
Prepaid expenses	41,368	38,479
	516,537	1,319,714

Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,158,672	1,161,591

Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	155,738	176,651
	$1,830,947	$2,657,956

Liabilities And Shareholders' Equity (Deficit)
Current liabilities
Trade payables	$351,622	$102,562
Other accrued liabilities [note 1]	943,994	90,479
Note payable [note 14]	475,202	-
Subscriptions payable [note 6]	307,320	438,545
	2,078,138	631,586

Long term liabilities:
Note payable [note 14]	-	233,253
	2,078,138	864,839

Continuing operations, going concern, contingencies, commitments [notes 1 and 10]

Shareholders' equity (deficit)
Preferred shares [note 7]
Authorized: unlimited
Issued : nil	-	-
Common shares
Authorized: unlimited
Issued : 21,294,771 and 21,055,171 at September 30, 2005 and
December 31, 2004, respectively [note 6]	27,894,596	27,565,636
Warrants [notes 6 and 8 ]	-	-
Accumulated deficit	(28,434,540)	(26,038,158)
Accumulated other comprehensive income	292,753	265,639
	(247,191)	1,793,117

	$1,830,947	$2,657,956
The accompanying notes to these condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.
Condensed Consolidated Statements Of Loss And Comprehensive Loss
(Unaudited) (Expressed in U.S. dollars except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Oil and natural gas revenue	$14,507	$16,181	$35,172	$37,823
Gain on sale of properties	-	1,562	-	28,863
	14,507	17,743	35,172	66,686

Operating expenses
Oil and natural gas operating expenses	1,532	1,818	3,511	4,207
Administrative	298,364	418,971	1,866,921	1,800,709
Depletion and impairment of oil and
natural gas properties [note 4]	5,201	203	514,185	541
Amortization and depreciation [note 5]	11,073	19,254	45,961	43,880
Survey operations and support	-	(6,053)	1,141	675,062
	316,170	434,193	2,431,719	2,524,399

Operating loss from continuing operations	(301,663)	(416,450)	(2,396,547)	(2,457,713)

Other income (expense)
Interest	(8,521)	831	(16,969)	1,999
	(8,521)	831	(16,969)	1,999

Net loss from continuing operations before income taxes	(310,184)	(415,619)	(2,413,516)	(2,455,714)
Income tax benefit	17,134	-	17,134	-
Net loss from continuing operations	(293,050)	(415,619)	(2,396,382)	(2,455,714)

Gain from discontinued
operations [note 12]	-	5,052	-	35,825
Net loss	$(293,050)	$(410,567)	$(2,396,382)	$(2,419,889)

Other comprehensive loss:
Foreign currency translation adjustments	65,449	64,413	27,114	(53,632)
Comprehensive loss	$(227,601)	$(346,154)	$(2,369,268)	$(2,473,521)

Basic and diluted net loss per share from
continuing operations [note 6]	$(0.01)	$(0.02)	$(0.11)	$(0.12)
Basic and diluted net loss per share from
discontinued operations [note 6]	$-	$-	$-	$-
Basic and diluted loss per share [note 6]	$(0.01)	$(0.02)	$(0.11)	$(0.12)

Weighted average common shares outstanding	21,292,749	20,263,608	21,253,266	19,939,469
The accompanying notes to these condensed consolidated financial statements are an integral part of these condensed consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.
Condensed Consolidated Statements Of Shareholders' Equity (Deficit)
(Unaudited) (expressed in U.S. dollars except share data)
	Accumulated Other
	Comprehensive	Common Shares		Warrants
	Income (loss)	Shares	Amount	Number	Amount	Deficit	Total
Beginning balance-December 31, 2003	$277,746	19,306,852	$24,527,066	7,496	$-	$(22,855,739)	$1,949,073
Options exercised for cash at prices between
$0.29 and $2.00 per share	-	157,621	194,164	-	-	-	194,164
Issued for cash at $2.00 per share on
February 12, 2004 net of issuance costs	-	573,269	1,063,277	604,331	-	-	1,063,277
Issued for services at $1.80 per share on
April 18,2004	-	30,000	54,000	-	-	-	54,000
Issued for services at $2.00 per share on
July 22, 2004	-	200,000	400,000	-	-	-	400,000
Issued for cash at $2.00 per share on
July 22, 2004 net of issuance costs	-	55,000	109,853	60,680	-	-	109,853
Issued for cash at $2.00 per share on
Sept 10, 2004 net of issuance costs	-	78,000	145,765	44,960	-	-	145,765
Net loss for the nine months ended
September 30, 2004 on continuing operations	-	-	-	-	-	(2,455,714)	(2,455,714)
Gain from discontinued operations for the
nine months ended September 30, 2004	-	-	-	-	-	35,825	35,825
Net other comprehensive loss for the
nine months ended September 30, 2004	(53,632)	-	-	-	-	-	(53,632)
Balance - September 30, 2004	$224,114	20,400,742	$26,494,125	717,467	$-	$(25,275,628)	$1,442,611
Beginning balance - December 31, 2004	$265,639	21,055,171	$27,565,636	1,327,467	$-	$(26,038,158)	$1,793,117
Issued for services at $1.75 per share on
January 13, 2005	-	100,000	175,000	-	-	-	175,000
Issued for services at $1.75 per share on
January 13, 2005	-	25,000	43,750	-	-	-	43,750
Options exercised for cash at $0.38 per share	-	75,000	28,500	-	-	-	28,500
Issued for cash at $2.00 per share on
March 17, 2005	-	10,000	20,000	10,000	-	-	20,000
Issued for cash at $2.60 Cdn per share on
March 30, 2005	-	23,600	49,198	23,600	-	-	49,198
Issued for cash at $2.60 Cdn per share on
July 31, 2005	-	6,000	12,512	-	-	-	12,512
Net loss for the nine months ended September 30, 2005	-	-	-	-	-	(2,396,382)	(2,396,382)
Net other comprehensive loss for the
nine months ended September 30, 2005	27,114	-	-	-	-	-	27,114
Balance - September 30, 2005	$292,753	21,294,771	$27,894,596	1,361,067	$-	$(28,434,540)	$(247,191)
The accompanying notes to these condensed consolidated financial statements are an integral part of these condensed consolidated statements of shareholders' equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Condensed Consolidated Statements Of Cash Flow
(Unaudited) (Expressed in U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating activities
Net loss from continuing operations	$(293,050)	$(415,619)	$(2,396,382)	$(2,455,714)
Amortization and depreciation of other property
and equipment	11,073	19,254	45,961	43,880
Depletion and impairment of oil and natural gas properties	5,201	203	514,185	541
Consulting costs settled by issuance of common stock
and options	-	-	218,750	54,000
Gain on sale of oil and natural gas properties	-	(1,562)	-	(28,863)
Changes in non-cash working capital
Accounts receivable	(530)	17,629	328,432	47,634
Interest accrued on loan to former employee	(3,457)	(3,156)	(3,840)	(3,098)
Due from officers and employees	(5,123)	11,771	(1,209)	(2,037)
Prepaid expenses	3,613	21,614	(2,889)	46,685
Trade payables	(56,488)	(339,664)	249,060	(10,963)
Other accrued liabilities	479,117	(56,128)	853,515	(67,100)
Net cash used by operating activities	140,356	(745,658)	(194,417)	(2,375,035)
Financing activities
Funds raised through note payable	6,171	-	241,949	-
Funds raised through the sale of common shares,
net of issuance costs	-	655,617	-	1,718,894
Funds raised through the exercise of options	-	27,067	28,500	194,164
Subscriptions payable	-	(137,601)	(49,515)	(95,181)
Net cash generated by financing activities	6,171	545,083	220,934	1,817,877
Investing activities
Funds invested in other property and equipment	(7,703)	(16,293)	(25,048)	(32,721)
Funds invested in oil and natural gas properties	(69,164)	(72,292)	(561,266)	(89,597)
Proceeds on sale of oil and natural gas properties	50,000	1,633	50,000	30,158
Funds generated from sale of short term investments	20,000	-	505,000	-
Net cash used in investing activities	(6,867)	(86,952)	(31,314)	(92,160)
Net cash generated by (used by) discontinued operations	-	5,052	-	(13,100)
Effect of net other comprehensive loss	65,449	64,413	27,114	(53,632)
Net cash inflow (outflow)	205,109	(218,062)	22,317	(716,050)
Cash and Cash Equivalents, beginning of period	104,639	526,213	287,431	1,024,201

Cash and Cash Equivalents, end of period	$309,748	$308,151	$309,748	$308,151
Non Cash Financing activities
Aircraft parts sold for credit with airplane leasing company	$-	$-	$-	$48,925
Release of subscriptions payable through the issuance of common shares	$12,027	$-	$81,225	$-
Cash paid for taxes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-

The accompanying notes to these condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows

ENERGY EXPLORATION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)
(Unaudited)

1. ORGANIZATION AND ABILITY TO CONTINUE OPERATIONS

Energy Exploration Technologies Inc. ("we", "our company" or "NXT") was incorporated under the laws of the State of Nevada, USA on September 27, 1994.

NXT was continued from the State of Nevada to the Province of Alberta, Canada on October 24, 2003. The shareholders voted on and approved this change that moved the jurisdiction of incorporation from the U.S. to Canada. The tax effects were disclosed in the proxy statement circulated to shareholders for the Special Meeting on October 24, 2003. As a result of the continuance into Canada, our common and preferred shares no longer have a par value assigned, as is the practice in the United States. Therefore the amount that was disclosed as “Additional paid-in Capital” in prior years on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) has been added to the share issued amount. This is a legal jurisdiction reporting difference only.

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

In the nine months ended September 30, 2005, we incurred a comprehensive loss of $2,369,268, have an accumulated deficit of $28,434,540 and a working capital deficiency of $1,561,601 as at the end of the period.

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

We have taken the following measures to ensure the ongoing viability of the company:

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On November 19, 2004, we entered into a Loan Agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. On April 7, 2005 the principal amount of the loan agreement signed on November 17 was amended to $88,000 US. The loan was utilized on April 15, 2005. On October 12, 2005 the Board of Directors of the Corporation granted the creditor an option to convert up to the total amount of the loans outstanding into 10% convertible special notes under the bridge financing contract mentioned below. This option expires on November 30, 2005.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($153,338 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company. The Board approved the conversion of the loan into 10% convertible special notes under the bridge-financing contract mentioned below. The conversion can be made on or before November 30, 2005 and is at the discretion of the creditor. To date, a subscription agreement for $67,000 US of the loan has been signed. The amount not converted on or before November 30, 2005 will be repaid from the proceeds of the bridge financing.

•

Prior to the date of this report we have finalized the first phase of financing in the amount of $1.498,169 under a bridge financing contract. This amount includes the $67,000 resulting from the conversion of the loan as noted above and $457,844 of cash received for which subscription agreements have not yet been finalized and which was included in other accrued liabilities for the quarter ended September 30, 2005. On November 1, 2005, the Company closed subscriptions for the remaining $973,325 and $886,986 of the proceeds was released to the company. The remaining $85,338, which is equivalent to the outstanding part of the loan noted in the preceding paragraph plus accrued interest, is being held in trust until November 30 when it will be either released to the company on conversion of the loan or repaid to the creditor. As of the date of this report, an additional $140,000 has been committed. The proceeds from this financing will fund the operations of the Company until we receive financing from other sources or generate adequate revenue. The conditions of the bridge financing are as follows: the lender will receive interest bearing (10% per annum) special notes, maturing 18 months from the date of issue, convertible into common shares. The notes will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements. The number of shares to be issued on conversion shall be determined by dividing the amount of the note by the lesser of $0.70 or 85% of the lowest price of any common shares issued directly by the Company during the term of the note in connection with a public or private offering (but specifically excluding warrants or options issued to officers, directors, employees, agents, independent contractors or consultants retained by the Company). The notes are secured by the Company’s interest in gas wells and land. The lender will receive one two-year warrant for every $1.00 invested.

We have undertaken a variety of cost reduction initiatives including but not limited to a reduction of officer’s salaries, reduction of administrative expenses and of corporate travel.

•

On August 2, 2005 we disposed of one of our land leases. The gain realized on the disposal was approximately $35,000.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  With funds available to the company as of the date of this report we can sustain partially reduced operations reflecting our cost-cutting measures for the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared these consolidated financial statements for our interim period as at September 30, 2005 and for the periods ended September 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While these financial statements for these interim periods reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2004.

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

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock Based Compensation”, we would have recorded additional compensation expense of approximately $133,317 for the three months ended September 30, 2005 and $567,060 for the nine months ended September 30, 2005 as compared to the previous year of $60,939 for the three months ended September 30, 2004 and $182,817 for the nine months ended September 30, 2004.  These amounts are determined using the Black Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected Dividends paid per common share ($/share)	Nil	Nil	Nil	Nil
Expected Life (years)	3	3	3	3
Expected Volatility in the price of NXT's common shares (%)	243	235	241	235
Risk free interest rate (%)	4	4	4	4

The following table illustrates the effect of net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss for the period as reported	$(227,601)	$(346,154)	$(2,369,268)	$(2,473,521)
Add: Stock-based employee compensation expense, included in reported net loss	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(133,317)	(60,939)	(567,060)	(182,817)
Pro forma net loss for the period	$(360,918)	$(407,093)	$(2,936,328)	$(2,656,338)

Pro forma basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.14)	$(0.13)

          Recent Accounting Pronouncements

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

•

SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

3. NOTE RECEIVABLE FROM OFFICER

In September 1998, we loaned the sum of $54,756 CDN (US $35,760 as of that date) to one of our officers in connection with his relocation to Calgary, Alberta.  The interest rate averaged 5 ½%. Pursuant to the terms of an underlying promissory note, the officer was required to repay the loan on a monthly basis, with a balloon payment due on October 3, 2003. The officer left our company in 2002. The officer had an offsetting claim against NXT for wrongful dismissal. On June 23, 2005, NXT filed a Statement of Claim against the officer, seeking judgment in the amount of $61,719. On October 5, 2005, Mr. Woodbury defended and counterclaimed for $73,500 representing a claim for severance arising out of the alleged termination of his employment. A Defence to the counterclaim was filed on November 4, 2005, denying any wrongful termination and alleging that the Counterclaim is statute-barred. The Company believes that it has a strong argument that the Counterclaim is without merit.

The promissory note also specifies that potential legal fees in collecting this debt be borne by the former officer.

4. OIL AND NATURAL GAS PROPERTIES

Summarized below are the oil and natural gas property costs we capitalized for the nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004:

	Nine Months		As at
	Ended September 30,		September 30,	December 31,
	2005	2004	2005	2004

Acquisition costs	$41,553	$90,137	$1,114,267	$1,072,714
Exploration costs	627,576	-	4,089,896	3,462,320
Oil and natural gas properties	669,129	90,137	5,204,163	4,535,034
Less impairment	(619,457)	-	(3,709,271)	(3,089,814)
Less dispositions	(52,591)	(1,294)	(336,220)	(283,629)
Net oil and natural gas properties	$(2,919)	$88,843	$1,158,672	$1,161,591

Net oil and natural gas property costs at September 30, 2005 and December 31, 2004 are in the majority related to Canadian unproved properties

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

5. OTHER PROPERTY AND EQUIPMENT

Summarized below are our capitalized costs for other property and equipment as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Computer and SFD equipment	$375,302	$359,809
Computer and SFD software	159,925	155,223
Equipment	89,857	89,302
Furniture and fixtures	233,137	222,602
Leasehold improvements	270,873	257,224
SFD survey system (including software)	146,191	136,425
Tools	2,115	2,046
Vehicle	18,828	18,828
Flight Equipment	1,539	1,489
Other property and equipment	1,297,767	1,242,948
Less accumulated depreciation, amortization and impairment	(1,142,029)	(1,066,296)
Net other property and equipment	$155,738	$176,651

6. COMMON SHARES

The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three and nine months ended September 30, 2005 and 2004 because the company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

In calculating diluted earnings per common share for the three and nine month periods ended September 30, 2005 and 2004, we excluded all options and warrants, either because the exercise price was greater than the average market price of our common shares in those quarters or the exercise of the options or warrants would have been anti-dilutive. During these periods, outstanding stock options and warrants, notes payable if converted and 400,000 common shares payable to Mr. Charles Selby under a contract for services subject to the approval by the Board were the only potentially dilutive instruments.

On February 12, 2004, we raised $1,143,633 in gross proceeds through a private placement of 573,269 units. Each unit consisted of a common share at $2.00 ($2.60 CDN) per share and a warrant with a strike price of $2.75 and a one year life. Net proceeds to our company were $1,063,277 after deducting $80,356 in offering expenses and finders’ fees. In addition, we had also received $307,320 in gross proceeds at September 30, 2005 for which shares had not been issued at September 30, 2005 and this amount is shown as subscriptions payable on the balance sheet. Also in the first quarter of 2005 we cancelled a subscription agreement and refunded $50,000 to one of our investors in the $2.00 private placement based on the shareholder’s request.

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

On July 31, 2005 we issued 6,000 common shares at $2.60CDN per share for the total proceeds of $12,512.

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

8. PERFORMANCE WARRANTS

On August 1, 1996, we granted Momentum Resources Corporation a performance-based contractual right to acquire NXT warrants in connection with our use of the SFD Technology for hydrocarbon exploration.  The initial term of the contract with Momentum Resources expires on December 31, 2005 and can be cancelled by NXT providing written notice to Momentum Resources no later than 60 days prior to the expiration of the pending term.   Pursuant to this contractual right, Momentum Resources is entitled to a separate grant of warrants entitling it to purchase 16,000 common shares at the then current trading price for each month after December 31, 2000 in which production from SFD-identified prospects during that month exceeds 20,000 barrels of hydrocarbons.  Momentum Resources had not earned any warrants under the SFD technology license before we terminated the contract on September 9, 2005.

9. EMPLOYEE AND DIRECTOR OPTIONS

We have summarized below all outstanding options under our various stock option plans and arrangements as at September 30, 2005:

			As at September 30, 2005
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested and Exercisable

Independent Grants
	January 4, 2001	$2.00	15,000	15,000

1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	8,000
	January 4, 2001	$2.00	150,000	150,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	20,000
	August 13, 2002	$0.38	40,001	40,001
	September 20, 2002	$0.29	2,667	2,667
	March 27, 2003	$0.14	60,000	40,000
	September 8, 2003	$0.43	141,667	84,999
	August 12, 2004	$2.15	210,000	69,999
	December 23, 2004	$1.47	123,000	-
	July 19, 2005	$0.65	90,000	-

1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	26,666
	December 23, 2004	$1.47	100,000	-
	July 19, 2005	$0.65	60,000	-

2000 Directors Stock Option Plan
	February 15, 2000	$2.00	15,000	15,000
	April 17, 2000	$2.00	30,000	30,000
	August 13, 2002	$0.38	120,000	120,000
	September 20, 2002	$0.29	10,000	10,000
	September 8, 2003	$0.43	160,000	106,664
	August 12, 2004	$2.15	40,000	13,333
	July 19, 2005	$0.65	30,000	-

2004 Stock Option Plan
	March 31, 2005	$2.00	100,000	-
	June 28, 2005	$0.65	260,000	260,000
			1,992,335	1,132,329

Contractual Life for Outstanding Options
	2005	2006	2007	2008	2009	2010	2011
$0.14	-	-		60,000	-	-	-
$0.29	-	-	12,667	-	-	-	-
$0.38	-	-	160,001	-	-	-	-
$0.43	-	-	-	301,667	-	-	-
$0.65	-	-	-	-	-	440,000	-
$1.47	-	-	-	-	223,000	-	-
$2.00	135,000	61,000	46,000	46,000	31,000	11,000	5,000
$2.15	-	-	-	-	330,000	-	-
$2.50	-	50,000	35,000	35,000	-	-	-
$4.13	-	2,000	2,000	2,000	2,000	2,000	-
	135,000	113,000	255,668	444,667	586,000	453,000	5,000

The employee and executive options outstanding as of September 30, 2005 will vest over the next three years, based upon the continued provision of services as an employee or consultant, except for the 260,000 of employee options granted on June 28, 2005, which vested immediately upon the date of the grant. The options generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services. The options generally lapse, if unexercised, five years from the date of vesting.

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

We signed the extension of the sublease of the premises for our main office on November 25, 2004. The monthly minimum lease payments are $13,092 CDN and the sublease expires on January 31, 2006.  We are negotiating a new sublease contract for 11 months beginning December 1, 2005. The expected monthly lease payments are $10,716 CDN.

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

On June 23, 2005, NXT filed a Statement of Claim against John M. Woodbury, a former employee, seeking judgment in the amount of $61,719.68 pursuant to an unpaid promissory note. On October 5, 2005, Mr. Woodbury defended and counterclaimed for $73,500.00 representing a claim for severance arising out of the alleged termination of his employment. A Defence to the counterclaim was filed on November 4, 2005, denying any wrongful termination and alleging that the Counterclaim is statute-barred. We believe that NXT has a strong argument that the Counterclaim is without merit.

On January 3, 2005, Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe. Under this contract, NXT has the obligation to pay CoMarCon, a German company, and $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid, 25,000 shares have been issued and 25,000 shares are held in escrow. These shares will be released if and when CoMarCon meets a specific condition of the contract.

In March 2005 a contract was signed with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,300 US) plus reimbursement of certain expenses, 100,000 common shares and a grant of an option to buy 100,000 additional common shares. The 100,000 common shares have been issued as of the date of this report. The contract may be terminated by either party upon 30 days notice.

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

On June 22, 2005 a contract was signed with Steedman Consultants, Inc. for provision of services with respect to miscellaneous corporate matters. The services will be provided as needed and the remuneration for the services is payable in cash or in common shares of the corporation at the option of the consultant. As of the date of this report no cash has been paid or shares issued and the accrued expense as of the same date is approximately $26,000.

On June 28, 2005 an agreement was signed with Baycrest Energy Ltd. for provision of services with respect to miscellaneous corporate matters. 70,000 Energy Exploration Technologies Inc. stock options were awarded upon signing the agreement. Any other remuneration will be reviewed after the Corporation secures sufficient financing.

In September 2005 the Company engaged the consulting firm GLJ Petroleum Consultants Ltd. to conduct a study evaluating the SFD technology. The estimated cost is $15,000.

The Company commissioned J. D. McCormick Financial Services, Inc., to prepare a fairness opinion on arrangements between the Company and George Liszicasz under the Interim Operating Agreement and Technical Service Agreement. $26,750CDN has been paid as of today and the expected additional cost is $20,000CDN.

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

On January 3, 2005, Energy Exploration Technologies, Inc signed a contract for investor awareness and promotion services in Europe. Under this contract, NXT has the obligation to pay CoMarCon, a German company, and $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid, 25,000 shares have been issued and 25,000 shares are held in escrow. These shares will be released if and when CoMarCon meets a specific condition of the contract.

In March 2005, NXT signed a contract with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,300 US) plus reimbursement of certain expenses. The contract may be terminated by either party upon 30 days’ notice.

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

There was no income or loss from discontinued operations recognized in the quarter ended September 30, 2005. $5,052 and $35,825 gain was recognized in the quarter and nine months ended September 30, 2004, respectively, and was a gain on sale of aircraft equipment that had been previously written off net of administrative expenses.

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

Summarized below with respect to our three month and nine month periods ended September 30, 2005 and 2004 is geographic information relating to:

•	revenues we have received during the period from our external customers, allocated amongst the geographic areas in which the revenue was generated;
•	our net loss from continuing operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated; and
•	our net gain (loss) loss from discontinued operations for the period, allocated amongst the geographic areas in which the revenue and associated expenses were generated.

	United States	Canada	Total
Three Months Ended

September 30, 2005:
Revenues from oil and natural gas production	$-	$14,507	$14,507
Net gain (loss) from continuing operations	$-	$(293,050)	$(293,050)
Net gain (loss) from discontinued operations	$-	$-	$-

September 30, 2004:
Revenues from oil and natural gas production	$-	$16,181	$16,181
Net gain (loss) from continuing operations	$-	$(415,619)	$(415,619)
Net gain (loss) from discontinued operations	$5,052	$-	$5,052

	United States	Canada	Total
Nine Months Ended

September 30, 2005:
Revenues from oil and natural gas production	$-	$35,172	$35,172
Net gain (loss) from continuing operations	$-	$(2,396,382)	$(2,396,382)
Net gain (loss) from discontinued operations	$-	$-	$-

September 30, 2004:
Revenues from oil and natural gas production	$-	$37,823	$37,823
Net gain (loss) from continuing operations	$-	$(2,455,714)	$(2,455,714)
Net gain (loss) from discontinued operations	$35,825	$-	$35,825

Assets As Of	United States	Canada	Total
September 30, 2005	$-	$1,830,497	$1,830,497
December 31, 2004	$-	$2,657,956	$2,657,956

IN PREPARING THE ABOVE TABLES, WE HAVE ELIMINATED ALL INTER-SEGMENT REVENUES, EXPENSES AND ASSETS

14. NOTES PAYABLE

As of September 30, 2005 the Company has loans outstanding in the amount of $475,202. This amount is comprised of the following:

•

$250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004 and an additional $31,000 US as a result of an amendment to the loan agreement dated November 16, 2004. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz for a further $100,000 CDN. The principal amount of the loan agreement signed on November 17 was later (on April 7, 2005) amended to $88,000 US. We did not utilize this loan until April 15, 2005 when the $88,000 US was drawn upon. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). The maturity date for all three loans was amended and is now April 15, 2006.  On October 12, 2005 the Board of Directors of the Corporation granted the creditor an option to convert up to the total amount of the loans outstanding into 10%  special notes under the bridge financing contract (see note 1). This option expires on November 30, 2005.

•

$175,000 CDN and accrued interest payable to a family trust of one of our directors under a loan agreement signed on May 20, 2005. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and original maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company.  The Board approved the conversion of the loan, up to the total amount, into10% convertible special notes under the bridge-financing contract (see note 1). The conversion can be made on or before November 30, 2005 and is at the discretion of the creditor. As of the date of this report a subscription agreement for $67,000 US of the loan has been signed. The amount not converted on or before November 30, 2005 will be repaid from the proceeds of the bridge financing.

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

Corporate History

We were initially incorporated in the State of Nevada, USA on September 27, 1994 under the name Auric Mining Corporation.  In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock.  As a consequence of this reverse acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock.

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

We believe that by successfully exploiting our SFD technology, we will be able to achieve market acceptance and access to additional capital to fund the exploration, land acquisition and drilling efforts that will be necessary to sustain our future growth and expansion.

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

RESULTS OF OPERATIONS

Operating revenues

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 24 thousand cubic feet (mcf) per day during the nine months ended September 30, 2005. The average price received was $5.71 per mcf and the operating cost was $0.69 per mcf.  Total oil and gas revenues including royalty income and net of royalty expense for the period were $35,172. Total revenues including royalty income and net of royalty expense for the quarter ended September 30, 2005 were $14,507, the average price received was $6.21 per mcf and the operating cost was $0.59 per mcf.

During the quarter ended September 30, 2004 our share of production averaged 35 thousand cubic feet (mcf) per day. The average price received was $4.66 per mcf and the operating cost was $0.65 per mcf. Total oil and gas revenues, including royalty income and net of royalty expense, for the quarter ended September 30, 2004 were $16,181, The average price increased by $1.55 per mcf due to higher demand while the average production decreased by 6 mcf per day and the operating cost decreased by $0.06 between the quarter ended September 30, 2004 and September 30, 2005. Total revenues decreased by $1,674.

Operating loss from continuing operations

We incurred an operating loss of $301,663 for the quarter ended September 30, 2005, as compared to a loss of $416,450 for the corresponding period in 2004, representing a $114,787 (28%) overall decrease.  This decrease was attributable to the following changes:

•

Administrative costs decreased $120,607(29%) in 2005 (total of $298,364) compared to 2004 (total $418,971). This decrease was caused mainly by a decrease in general business consulting fees of $67,731(47%) in 2005 ($77,063 in 2005 as opposed to $144,794 in 2004), decrease in accounting, legal and regulatory fees of $52,892 (87%) and in travel expense of $27,285 (63.75%) partially offset by a $28,094 increase in salaries. Lower spending in the quarter ended September 30, 2005 was mainly the result of cost-cutting measures.

•	There was no survey activity and no survey operations and support expenses in the third quarter of 2005. Survey operations and support expenses were $6,053 in the third quarter of 2004.
•

Depletion and impairment was $5,201 in 2005, a $4,998 (2462%) increase from $203 recorded in the same period in 2004. The depletion recorded in the quarter ended September 30, 2004 was based on estimates, as we had no proven reserves at that time. Depletion for the same period of 2005 is based actual proven reserves. There was no impairment booked in these two quarters.

Interest income and interest expense

Interest expense for the quarter ended September 30, 2005 was $8,521 compared to the 2004 income of $831 and consisted of $9,841 interest on a shareholder loan partially offset by interest of  $1,320 earned on short-term deposits, tax refund and note receivable.

Income (loss) from discontinued operations

There was no gain or loss related to discontinued operations for the quarter ended September 30, 2005. The 2004 gain was $5,052 and is related to currency exchange gain on the gain on the sale of aircraft equipment that had been previously written off.

Other comprehensive income

The foreign currency exchange gain of $65,449 for the quarter ended September 30, 2005 was caused by the change in the United States – Canadian currency rates from $1.2254 at March 31, 2005 to $1.1627 at September 30, 2005. The foreign currency exchange gain of $64,413 for the same period in 2004 was due to the change in rates from $1.3338 at March 31, 2004 to $1.2616 at September 30, 2004.  Comprehensive gains or losses arise in consolidating our accounting records for financial reporting purposes as a result of the fluctuations during the period.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz to borrow a further $100,000 CDN.  On November 19, 2004, we entered into a

Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. The principal amount of the loan agreement signed on November 17 was later (on April 7, 2005) amended to $88,000 US. We did not utilize this loan until April 15, 2005. All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On October 12, 2005 the Board of Directors of the Corporation granted the creditor an option to convert up to the total amount of the loans outstanding into 10% convertible special notes under the bridge financing contract. This option expires on November 30, 2005.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the Company.  The Board approved the conversion of the remainder of the loan, up to the total amount of the remainder, into 10% convertible special notes under the bridge-financing contract. The conversion can be made on or before November 30, 2005 and is at the discretion of the creditor. The amount not converted will be repaid from the proceeds of the bridge financing. To date, a subscription agreement for convertible special notes in total amount of $67,000 US under the bridge financing contract has been signed.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

In the quarter ended September 30, 2005 we had net cash inflow of $205,109 compared to the third quarter of 2004 when we had net cash outflow of $218,062. The 2005 results were due to the operating activities source of cash of $140,356, cash inflow of $6,171 from financing activities, $6,867 cash used by investing activities and the effects of the fluctuations in foreign exchange of $65,449. The 2004 results were due to the operating activities use of cash of $745,658 and cash used in investing activities in the amount of $86,952 partially offset by funds generated by financing activities of $545,083 and exchange gains of $64,413. Net cash produced by our operating activities during the three month period ended September 30, 2005 of $140,356 was an increase of $886,014 over the same period in 2004 (net cash used in operating activities in the period ended September 30, 2004 was $745,658) due to changes in non-cash working capital resulting mainly from the receipt of $425,000 in connection with the bridge financing and due to lower administration costs resulting from the implementation of cost cutting measures.

Current Cash Position and Changes in Cash Position

Our cash position as of September 30, 2005 was $309,748 as compared to $287,431 as of December 31, 2004.  This decrease in our cash position was attributable to the cash used in operating activities of $194,417, cash flow of $220,934 generated by financing activities, $31,314 cash used by investing activities and the effects of the fluctuations in foreign exchange of $27,114. Our cash position as of September 30, 2004 was $308,151 as compared to $1,024,201 as of December 31, 2003.

We had a working capital deficiency of $1,561,601 as of September 30, 2005. This was mainly the result of continuing operational losses, decrease in accounts payable and increase in accrued liabilities. There was a decrease in working capital of $2,249,729 from working capital of $688,128 as of December 31, 2004.  Our losses from operations will likely continue in the fourth quarter.

Cash provided by operating activities in the quarter ended September 30, 2005 increased by $886,014 (119%) resulting in $140,356 inflow for 2005 as compared to $745,658 cash used for the same period in 2004. The change was attributable mainly to decreased loss from operations and changes in non-cash working capital.

Financing activities in the third quarter of 2005 generated $6,171 from the increase in notes payable. Financing activities in 2004 generated $543,083 net from sales of common shares and from exercise of options.

Investing activities used cash of $6,867 for the quarter ended September 30, 2005 as compared to $86,952 used in the quarter ended September 30, 2004. The reason for the decrease was attributable mainly to cashing $20,000 of short-term investments and receiving $50,000 proceeds from sale of oil and gas properties.

There were no discontinued operations in the quarter ended September 30, 2005. The quarter ended September 30, 2004 generated $5,052 of cash from discontinued operations.

Other comprehensive income, specifically foreign currency exchange, was a gain of $65,449 in the quarter ended September 30, 2005 as compared to the gain of $64,413 in the quarter ended September 30, 2004. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We had $309,748 in cash on hand and $45,000 in short term investments as of September 30, 2005. As at November 1, 2005 we received $973,325 additional cash through bridge financing and we expect to raise additional $500,000 by the end of December 2005. With funds available to the Company, including the proceeds from the bridge financing, we can sustain partially reduced operations reflecting our cost–cutting measures until October 2006.

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

In the nine months ended September 30, 2005, we incurred a comprehensive loss of $2,369,268 and have an accumulated deficit of $28,434,540 and a working capital deficiency of $1,561,601,as at the end of the period.

We expect to continue incurring net losses from operations and have negative operating cash flows until we can secure revenue-generating activities.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We have taken the following measures to ensure the ongoing viability of the company:

•

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN.  On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000 US.  On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. On November 19, 2004, we entered into a Loan Agreement Amendment with Mr. Liszicasz, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into another Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended further to April 15, 2006. The principal amount of the loan agreement signed on November 17, 2004 was amended to $88,000 US on April 7, 2005. We did not utilize this loan until April 15, 2005, when the $88,000 was drawn upon.  All these agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On October 12, 2005 the Board of Directors of the Corporation granted the creditor an option to convert up to the total amount of the loans outstanding into 10% convertible under the bridge financing contract. This option expires on November 30, 2005.

•

On May 20, 2005 we signed a loan agreement with a family trust of one of our directors. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and maturity date on or before June 19, 2005. The loan is secured with certain assets of the company. The Board approved the conversion of the loan, up to the total amount, into 10% convertible special notes under the bridge-financing contract. The conversion can be made on or before November 30, 2005 and is at the discretion of the creditor. To date, a subscription agreement for $67,000 US of the loan has been signed. The amount not converted on or before November 30, 2005 will be repaid from the proceeds of the bridge financing.

•

We have undertaken a variety of cost reduction initiatives including, but not limited to, a reduction of officer’s salaries and the reduction of administrative expenses and of corporate travel.

•

Prior to the date of this report we have finalized the first phase of financing in the amount of $1,498,169 under a bridge financing contract. This amount includes the $67,000 resulting from the conversion of the loan as noted above and $457,844 of cash received for which subscription agreements have not yet been finalized and which was included in other accrued liabilities for the quarter ended September 30, 2005. On November 1, 2005, the Company closed subscriptions for the remaining $973,325 and $886,986 of the proceeds was released to the company. The remaining $85,338, which is equivalent to the outstanding part of the loan noted in the preceding paragraph plus accrued interest, is being held in trust until November 30 when it will be either released to the company on conversion of the loan or repaid to the creditor. As of the date of this report, an additional $140,000 has been committed. The proceeds from this financing will fund the operations of the Company until we receive financing from other sources or generate adequate revenue. The conditions of the bridge financing are as follows: the lender will receive interest bearing (10% per annum) special notes, maturing 18 months from the date of issue, convertible into common shares. The notes will not be registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or pursuant to an exemption to the registration requirements. The number of shares to be issued on conversion shall be determined by dividing the amount of the note by the lesser of $0.70 or 85% of the lowest price of any common shares issued directly by the Company during the term of the note in connection with a public or private offering (but specifically excluding warrants or options issued to officers, directors, employees, agents, independent contractors or consultants retained by the Company). The notes are secured by the Company’s interest in gas wells and land. The lender will receive one two-year warrant for every $1.00 invested.

We can give no assurance that any or all projects in our pending programs will be commercial, or if commercial, will generate sufficient revenues to cover our operating or other costs. Should this be the case, we would be forced, unless we can raise sufficient additional working capital, to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.  With funds that will be available to the company as of the date of this report we can sustain reduced operations reflecting our cost-cutting measures for the next 12 months.

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

Summarized below are our capital commitments:

Contractual Obligations As of September 30, 2005	Payments due by period
	Total ($)	Less than 1 year	1-3 years
Loan from Officer/Shareholder	475,202	475,202
Pangaea Investments	4,300	4,080	-
Rent or Operating Lease	45,040	45,040	-
Employment Agreements	352,197	108,368	243,829
Charles Selby	8,601	8,601	-

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

Effect of Inflation

We do not believe that our operating results were unduly affected during the third quarter of 2005 or 2004 by inflation or changing prices.

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

SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

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

Currency Fluctuations

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. However, we are planning to increase our activities in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. We have not previously engaged in activities to mitigate the effects of foreign currency.  Based on the 2005 distribution of revenue and cash flows a one percent change in the Canadian dollar rate relative to the U.S. dollar is estimated to affect revenues by $349 and expenses by $24,050 in 2005.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

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

During our most recently completed fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On March 18, 2003, we were served a Statement of Claim which had been filed on March 14, 2003, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0301-04309), naming Glen Coffey, Murray’s Aviation Repairs (1980) Ltd., Energy Exploration Technologies, its wholly-owned subsidiary, NXT Energy Canada, Inc., Dennis Wolsky, as Administrator of the Estate of Jerry Wolsky, deceased and Embassy Aero Group Ltd. as defendants.  Tops Aviation Ltd., Spartan Aviation Inc. and John Haskakis (the “Plaintiffs”) allege that the defendants were negligent and in breach of a Ferry Flight Contract between one or some of the defendants and one or some of the Plaintiffs under which Mr. Jerry Wolsky was to deliver a Piper Twin Comanche aircraft to Athens, Greece.  The aircraft crashed in Newfoundland enroute to Athens killing Mr. Wolsky. The Plaintiffs are seeking, among other things, damages in the amount of $450,000CDN or loss and damages to the aircraft and cargo; and damages in respect to search and rescue expenses, salvage, storage, transportation expenses and pollution and contamination expenses.

Neither we nor our subsidiary, NXT Energy Canada, Inc., were parties to the Ferry Flight Contract.  We believe the claim against us and our subsidiary is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim. No amount has been accrued for this claim in the financial statements

On June 23, 2005, NXT filed a Statement of Claim against John M. Woodbury, a former employee, seeking judgment in the amount of $61,719.68 pursuant to an unpaid promissory note. On October 5, 2005, Mr. Woodbury defended and counterclaimed for $73,500.00 representing a claim for severance arising out of the alleged termination of his employment. A Defence to the counterclaim was filed on November 4, 2005, denying any wrongful termination and alleging that the Counterclaim is statute-barred. We believe that NXT has a strong argument that the Counterclaim is without merit.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On July 31, 2005 we issued 6,000 common shares at $2.60CDN per share for the total proceeds of $12,512.

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

ITEM 5.   OTHER INFORMATION

                   None.

ITEM 6.   EXHIBITS

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.1 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.2 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.3 (5)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.4 (1)	Amended Bylaws for Energy Exploration Technologies
3.5 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.6 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.7 (1)	Energy Exploration Technologies specimen common stock certificate
3.8 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.9 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.10 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.12 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.13 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan

3.14 (6)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.15 (6)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.17 (8)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
3.18 (14)	2004 Stock Award and Stock Option Plan
10.1 (1)	Restated Technology Agreement dated August 1, 1996
10.2 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.3 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.4 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.5 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.6 (7)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.7 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.8 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.9 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.10 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.11 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.12 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.13 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.14 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.15 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.16 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.17 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.18 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.19 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.20 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.21 (9)	Employment Agreement dated December 1, 2002 with George Liszicasz

10.22 (11)	Interim Operating Agreement dated August 25, 2004 by and between NXT and Mr. George Liszicasz, NXT's CEO and President
10.23 (11)	Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT's CEO and President
10.24 (12)	Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Liszicasz
10.25 (12)	Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Liszicasz
10.26 (12)	Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Liszicasz
10.27 (12)	Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George Liszicasz
10.28(15)	Loan Agreement Amendment dated February 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.29(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.30(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.31(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.32(15)	Loan Agreement dated May 19, 2005 and entered into with 1107200 Alberta Ltd.
10.33(15)	Notice of Termination of Restated Technology Agreement with Momentum Resources Corporation dated September 9, 2005
14.1 (10)	Code of Business Code and Ethics
23.1 (13)	Certificate of Qualifications and Independence of Dr. Nimr Arab
23.2 (14)	Consent of Dr. Nimr Arab, dated April 8, 2005, to file copy of his Report as Exhibit 99.5 to the December 31, 2004 Annual Report
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology-Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4 (1)
Report captioned "Pinnacle Oil International Inc.-Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5 (13)	Report of Dr. Nimr Arab dated September 2004, entitled: "Evaluation Survey of the Stressfield Detector Technology Conducted in Syria During 2004"

(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
(5)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
(6)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000
(7)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002
(8)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003
(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004
(11)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004
(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed on November 22, 2004
(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on April 15, 2005
(14)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed on May 23, 2005
(15)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed on September 22, 2005

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 21st day of November 2005.

ENERGY EXPLORATION TECHNOLOGIES INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer)
By: /s/ Jarmila Manasek
Jarmila Manasek VP Finance (principal financial officer)