Form 10-K
period 2005-12-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2006-04-26
CIK 1009922

As filed with the Securities and Exchange Commission on April 26, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________
FORM 10–K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24027

ENERGY EXPLORATION TECHNOLOGIES INC

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400-505-3rd Street SW, Calgary, Alberta, Canada,	T2P 3E6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (403) 264-7020 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X ] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $16,178,968 based upon the closing price per share of the registrant's common shares of $1.10 on that date.

The number of shares outstanding of the registrant's common stock as of March 31, 2006: 22,186,532 shares.

Advisement

Our reporting currency is the United States of America dollar. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of December 31, 2005, was CDN $1.16 to U.S. $1. For information relative to the conversion of Canadian amounts into US dollars, see the section contained in explanatory Note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

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

For additional information on Energy Exploration Technologies Inc. please consult our web page www.nxtenergy.com, or the SEDAR webpage www.sedar.ca or the EDGAR webpage www.edgar.com.

PART I

ITEM 1. BUSINESS

Description of Business

General Business Development.

Energy Exploration Technologies Inc. and its fully owned subsidiaries (referred to herein as the “Corporation”, NXT, “we”, “us” and “our”) is a technology company focused on using its proprietary Stress Field Detection (“SFD”) technology for oil and gas exploration. We were initially incorporated in the State of Nevada on September 27, 1994 under the name Auric Mining Corporation. In January 1996, we acquired all of the common stock of NXT Energy USA (then known as Pinnacle Oil Inc.) from its stockholders in exchange for our common stock. As a consequence of this acquisition, NXT Energy USA became our wholly-owned subsidiary and its stockholders acquired a 92% controlling interest in our common stock.

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

Throughout 2005 we conducted our business activities primarily through our wholly owned subsidiaries, NXT Energy Canada Inc. and NXT Aero Canada Inc. Our fully owned subsidiaries located in the United States are currently inactive. Our business office is located in Calgary Alberta, Canada.

Financial Information About Segments.

We historically have operated in one business segment, oil and natural gas exploration and development. Within this segment we have developed with our JV partners, oil and natural gas exploration prospects some of which were identified using our SFD technology. We had a United States based oil and gas production segment that was discontinued in 2003. All historical comparative numbers have been restated and this discontinued business segment is accounted for as Income (loss) from a Discontinued Operation. Within this segment we currently own oil and gas properties in Canada including one producing well.

Our future business plan is to provide SFD services for a fee to oil and gas industry clients. The fee shall include a fixed monetary component and/or a Gross Overriding Royalty (“GORR”) or additional considerations.

For geographical segment information, see explanatory Note 17 to our annual consolidated financial statements

Narrative Description Of Business.

Principal Product and Services Rendered

NXT utilizes an airborne SFD Survey System invented by George Liszicasz, our CEO, President and largest shareholder. The SFD Survey System is a remote-sensing airborne survey technology comprised of SFD sensors, integrated electronic data acquisition, conditioning, processing and interpretation subsystems and software.

We use the SFD Survey System to survey large tracts of land in order to identify and prioritize oil and gas prospects areas (“Prospect Areas”). A Prospect Area is defined as an area having subsurface structural anomalies with significant potential for oil and gas accumulations. Identified Prospect Areas generally require further evaluation using conventional exploration techniques, such as seismic prior to drilling. Our SFD Survey System is less expensive, quicker, less environmentally intrusive and potentially more effective than other existing reconnaissance survey systems. These advantages can reduce finding costs and time required to identify oil and gas prospects.

Status of Product and Services Rendered

The SFD system has been developed and tested, and the application of the technology has been confirmed by respected independent professionals. Our survey system has been enhanced and improved during many years of field trials. Although the SFD Survey System is fully developed for commercial use, enhancements to the SFD Survey System are ongoing. We are committed, to continuously enhance this system with the objective of maintaining our technological advantage in conducting airborne surveys for the oil and gas industry.

Through to the end of 2005, our sole source of revenue was from producing oil and gas. We invested in drilling programs through joint venture partnership agreements. Our objective had been to exploit the value of the SFD survey by participating as an exploration and production oil and gas company. During 2005, we modified our strategy to move toward a technology and service model where we would earn fees from surveys and seek to limit our participation in properties to gross overriding royalties. Seeking independent contracts became our priority. To this end our strategy was to demonstrate to the oil and gas industry, through independent review of previous survey results, the commercial value of the technology. This was accomplished through a detailed look back of our past results that culminated in the release of the GLJ Petroleum Consultants Ltd. (“GLJ”) report in December of 2005.

Our core strategy in 2006 will reflect implementation of the changes commenced in 2005. We believe that we can enhance shareholder value best by pursing contracts to provide SFD survey services to clients for a fee. This focused strategy should result in increased revenues and a better use of management and financial resources. NXT does not intend to participate either directly or as a joint venture partner in any future exploration or development wells but will retain its position in its existing production well. We will consider opportunities from third parties to develop our existing land positions through farmin agreements. Under any contemplated farmin agreement we will have no capital obligations.

The anticipated revenue sources from our new Business Strategy are:

1.	Conducting client specific flight surveys for a fee

2.	Earning royalty income from successful prospects provided to clients

3.	Selling NXT owned Prospect Areas for a fee

4.	Receiving oil and gas revenue from the existing producing well and any currently owned land positions through farmin agreements with third parties

We shall provide Prospect Areas to clients through customized surveys or from existing inventory identified by us in previous flights. Clients may retain exclusive rights to SFD reports obtained from customized flights for a specific period of time as defined in the service contract; thereafter the SFD reports becomes available on a fee basis to any clients. We may conduct flights over areas of interest to increase our data on lands for the purpose of identifying Prospect Areas for sale to clients.

We do not intend to invest directly or as a joint-venture partner in the exploration or development of any lands including any Prospect Area identified and presented to clients. We shall potentially incur certain exploration expenses required to verify the value (e.g. purchase or shoot 2-D and 3-D survey data) of any Prospect Area identified by SFD surveys but do not intend to become involved in the drilling of any exploration well either directly or as a joint venture partner.

We believe that we can commercialize our SFD technology on a fee for service basis in 2006. We anticipate the cash flow that we can generate in 2006 will provide the necessary capital to sustain our future growth and enhance the SFD technology in accordance with our base assumptions. We believe that our SFD Survey System, given its superior effectiveness and competitive price, has the potential to become an industry leader in locating prospect areas for the oil and gas industry.

Our objective is to establish our proprietary SFD technology as a mainstream technical tool for use in early stage exploration for oil and gas reserves. NXT completed the development and technical verification stage at the end of 2005. In the 2006 we shall continue commercializing the technology. The objectives of this stage is to:

1.	generate positive cash flow from operations by entering into service contracts with oil & gas clients

2.	continue to build the credibility and industry acceptance of the SFD technology

3.	enhance the SFD technology to ensure NXT maintains its position as the most effective oil & gas airborne survey company and

4.	develop capability to meet anticipated growing client demands for our service.

Source and Availability of Raw Material

We do not foresee any constraints upon materials that will impede our ability to execute this plan. The primary resource required is the availability of the specific aircraft type required for us to conduct our surveys. This aircraft is readily available from alternative sources. We are not dependent upon any other third party contract manufacturers or suppliers to satisfy our technology requirements. Our SFD sensors and the SFD unit in which they are incorporated are custom designed, fabricated and assembled in-house. The customized software used in our data acquisition system are written and modified by outside consulting programmers with whom we have long-standing relationships. The hardware we use in our SFD Survey Systems (other than the SFD unit), and the balance of the computer software we use, are all readily available from retail or wholesale sources.

Technical Service Agreement

The technology required to support this SFD system has been secured through an Amended and Restated Technical Service Agreement (“TSA”) executed on December 31, 2005 between NXT and George Liszicasz the inventor of the SFD system. This TSA supersedes the previous TSA agreement that expired on December 31, 2005. This TSA secures the services of Mr. Liszicasz for 10 additional years. The executed TSA establishes a contractual commitment for Mr. Liszicasz to provide his technical expertise and know-how to NXT.

Backlog

As of December 31, 2005 we had no backlog of firm orders for providing SFD services for a fee.

Competition

Our SFD airborne survey service is based upon a proprietary technology. It is capable of remotely, from a survey aircraft, identifying subsurface structural anomalies associated with potential hydrocarbon traps with a resolution that to our knowledge is technically superior to other airborne survey systems. To our knowledge, there is no other company employing technology similar or comparable to our SFD Survey System for oil and natural gas exploration.

Seismic is the standard technology used by the industry to image subsurface structures. It is our view that the SFD Survey System is a complimentary rather than a competitive exploration technique to seismic. Our system is intended to focus seismic and other resources upon those areas that have the highest potential for oil and gas. Our system may reduce the need for seismic in wide-area reconnaissance but will not replace the role of seismic in defining drilling locations. The seismic industry is very competitive with many international and regional service providers.

The industry uses other technologies for wide-area oil and natural gas reconnaissance exploration, such as, aeromagnetic, gravity surveys and satellite surveys.

Research and Development

Our research and development activities have focused on developing, improving and testing our SFD Survey System and related components. In 2005 in conjunction with the execution of the TSA agreement with George Liszicasz we secured certain intellectual properties that pursuant to FASB 2 “Accounting for Research and Development Costs” have been expensed as a Research and Development expense of $ 3.0 Million. As per FASB 2, intangibles that are purchased from others for a particular research and development project and that have no alternative uses and therefore no separate economic value, such as the SFD intellectual property, are to be accounted for as research and development expense at the time the cost is incurred. Research and development expenses in 2004 and 2003 were nil. All other expenses related to research and development were disclosed under administrative expense.

Compliance with Government Environmental Provisions

The operation of our business, namely conducting aerial SFD surveys and interpreting SFD data, is not subject to material governmental or environmental regulation.

The oil and natural gas industry in general is subject to extensive controls and regulations imposed by various levels of the federal and provincial governments in Canada. In particular, oil and natural gas exploration and production is subject to laws and regulations governing environmental quality and pollution control, limits on allowable rates of production by well or proration unit, and other similar regulations. Laws and regulations are generally intended to prevent the waste of oil and natural gas, to protect rights to produce oil and natural gas between owners in a common reservoir, to control the amount of oil and natural gas produced by assigning allowable rates of production, and to minimize contamination of the environment. Environmental regulations affect our operations on a daily basis. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. We believe that the trend to stricter environmental legislation and regulations will continue.

We do not expect that any of these government controls or regulations will affect projects in which we participate in a manner materially different than they would affect other projects of similar size or scope of operations. All current legislation is a matter of public record and we are not able to accurately predict what additional legislation or amendments may be enacted. Governmental regulations may be changed from time to time in response to economic or political conditions. Any laws enacted or other governmental action taken which prohibit or restrict onshore and offshore drilling or impose environmental protection requirements that result in increased costs to the oil and natural gas industry in general may have a material adverse effect on our business, financial condition and results of operations.

Number of Employees

We utilize specialized skill and knowledge in the identification and evaluation of prospects and in the research, development and improvement of the SFD technology. We have obtained the necessary skill and knowledge through our current employees. As of December 31, 2005, we had a staff of 11 consisting of 7 full-time employees and 4 consultants including 2 financial staff, 6 operations staff, 1 electronics engineer, a research scientist holding a Ph.D. and 1 administrative staff. We may engage other technical and administrative contract personnel on a project-by-project basis as required.

ITEM 1A. RISK FACTORS

Certain statements in this section and in other sections of this Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management's beliefs and assumptions. Words such as “expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from results forecast or suggested in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Such risks, uncertainties and assumptions include, among others, the following:

Our ability to continue operating is not certain and we may be forced to liquidate the Company.

We have not become a commercially viable company. Our future operation depends upon us successfully securing sufficient funds to sustain our operations. If we are unable to secure an adequate source of financing we will not be able to execute our business plan and we may be forced to cease operations. See Note 1 to Consolidated Financial Statements.

Our rights to SFD technology may be challenged and we may need to defend our rights to the technology in the courts.

Our right to the SFD technology depends on Mr. Liszicasz’s having a lawful right to execute a Technical Service Agreement (“TSA”) that provides us with a right to exploit the SFD technology for the exploration of hydrocarbons. The TSA grants NXT an exclusive world wide license to use, develop, copy and modify the Operating SFD Sensors and the SFD Theories to allow us to collect SFD Data.

Our rights to use our SFD technology initially arose from an agreement we entered into with Mr. Liszicasz on January 1, 1996. Mr. Liszicasz assigned the agreement to Momentum Resources Corporation on June 18, 1996 pursuant to a Partnership Agreement that Mr. Liszicasz had entered into with a third party partner on September 1, 1995.

Pursuant to this Partnership Agreement the Partnership became the beneficial owner of “SFD Technology” and Mr. Liszicasz obtained a 50% partnership interest. The “SFD Technology” was defined specifically as the SFD sensor devise, enhancements and Liszicasz’s know-how to locate hydrocarbons using the SFD detector. On June 18, 1996 the partnership transferred its interest in the “SFD Technology” to Momentum Resources Corporation, a Corporation registered in Nassau Bahamas. Momentum Resources was owned 50% by Mr. Liszicasz.

An SFD technology agreement that we then entered into with Momentum contained commitments by Momentum to enhancement of the original SFD sensor as well as other obligations. Momentum did not fulfill these commitments under this agreement and the Momentum SFD Technology was never developed. All subsequent SFD developments were undertaken and financed directly by NXT.

NXT elected not to renew the agreement with Momentum Resources at the termination of the agreement on December 31, 2005. Not only had Momentum not performed under the contract but also Momentum had been inactive for many years.

We retained a Canadian national law firm to evaluate the ownership of SFD Theories, equipment and know-how based upon documentary evidence including various agreements entered into by Mr. Liszicasz, the Partnership, Momentum and NXT. The legal opinion interpreted the agreements to have the following legal affect today:

1.	Momentum owns the original SFD [obsolete] sensor that was transferred to Momentum pursuant to the Partnership Agreement on September 1, 1995.

2.	The Partnership Agreement does not result in the transfer of “know-how” or the SFD Theories from Mr. Liszicasz to the Partnership. “Know-how” is a personal skill and knowledge of Mr. Liszicasz that cannot be transferred.

3.	Mr. Liszicasz retains intellectual rights associated with his SFD theories including any rights to his “know-how”.

4.	NXT owns any SFD sensors developed by NXT.

A risk does exist that the former partner of Mr. Liszicasz may claim some legal entitlement to Mr. Liszicasz’s intellectual property, NXT’s rights to commercialize this intellectual property or NXT’s right to create SFD devices and processes. However, we believe that such a claim would be without merit.

We are changing our business strategy and this new strategy may not be successful

We are embarking on a new strategic direction in 2006 arising out of activities in 2005, where in we intend to sell our SFD survey services to third parties for a fee and for royalties where they can be negotiated. There can be no assurance that the Company will be commercially successful in adopting this new strategy or any other business strategy. We have not earned any revenue from providing our services to customers for a fee. Although companies have expressed interest in this service and we anticipate that this business strategy will become profitable there is no assurance that we can secure contracts or execute them profitably. As of the date of this report we have entered into an SFD flight survey contract. The contract is subject to financing.

Failure of the Company, for technical, commercial or other reasons, to profitably execute our business plan would have a material adverse effect on the Company’s business, financial condition and results of operations.

We rely on a limited number of SFD sensors and this limitation may affect our ability to conduct business.

We have twelve functional SFD sensors to date, thereby creating a risk that we could not execute our business plan if the existing sensors are damaged, destroyed or stolen prior to us creating and testing additional sensors.

We require ongoing technology development otherwise we may not be able to respond to changes in customer requirements or new competitive technologies.

We must continue refining and developing our SFD Survey System to make it scaleable for growth and to respond to potential future competitive pressures. These improvements require substantial time and resources. Furthermore even if resources are available there can be no assurance that the Company will be commercially or technically successful in enhancing the technology. The Company’s inability to keep pace with new technologies and evolving industry standards and demands could have a material adverse effect on the Company's business, financial condition and results of operations.

We are dependent on key personnel, the loss of any of these key persons will impact our ability to conduct business.

The Company's loss of key personnel could have a material adverse effect on its business, financial condition or results of operations. We do not have “key man” insurance on any of our personnel.

The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has employment agreements with all of its executive officers, including George Liszicasz, its President and Chief Executive Officer.

We are dependant on Mr. Liszicasz to perform most of the interpretation of the SFD data and to enhance our technology. If Mr. Liszicasz is unable to perform these functions it may have an adverse effect on our ability to properly identify Prospect Areas or enhance our technology. We plan to hire technical staff in 2006 to ensure that we have adequate depth to minimize dependence on one individual.

Our new strategic direction of providing our services to third parties for a fee could stretch our existing human resources. Although, we have performed large scale SFD surveys in the past to third parties, we will require additional skilled personnel to successfully fulfill multiple fee-for-service contracts. Within the province of Alberta many of the skilled personnel that we require are in short supply. These key positions may be difficult to recruit into our company. If we cannot hire these key personnel our ability to accept and fulfill contracts may be adversely affected.

A single major shareholder who is also a Board member and an officer of the Company retains the ability to influence or control the Company and this influence or control may result in a conflict of interest.

Mr. George Liszicasz, our principal executive officer and largest shareholder, beneficially owns, as of March 15, 2006, approximately 23% of the common shares outstanding as of the date of this report, and therefore has a substantial influence in all shareholder matters. Additionally he owns 10,000,000 preferred shares that may be convertible into Common Shares subject to an appropriate fairness opinion, shareholder approval and certain revenue performance conditions being met. If all the Preferred Shares were converted and there was no other change in our share structure he would own 46% of common shares. See Notes To The Financial Statements or Management Discussion and Analysis for additional information relating to the Preferred Shares.

There is no certainty that an investor can trade our common shares on public markets at a stable market price

There is only a limited public market for our common shares on the OTC/Bulletin Board, and the Franklin and Berlin Exchanges and there is a risk that a broader or more active public trading market for our common shares will never develop or be sustained, or that current trading levels will not be sustained.

The market price for the common shares on the Exchanges where our stock is listed has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in oil and natural gas prices, oil and natural gas inventory levels, regulatory and environment rules, and announcements of technology innovations or new products by other companies. Examples of internal factors, which can generally be described as factors that are directly related to our consolidated financial condition or results of operations, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our operating performance, drilling results, financing, advances in technology or other business developments.

Because we have a limited operating history and no profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or the quality of Prospect Areas identified for clients. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, as of March 15, 2006, our employees, former employees, directors and consultants currently hold vested options entitling them to acquire 826,827 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to generate cash to pay taxes or for other reasons.

You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5.00

Since the common shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules". The penny stock rules subject to certain exemptions require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

You should not expect to receive dividends

We have never paid any cash dividends on our common stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.

Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

We are authorized under our Articles of Incorporation to issue an unlimited number of common shares and an unlimited number of preferred shares. Subject to compliance with applicable corporate and securities laws, we may issue these shares under such circumstances and in such manner and at such times, prices, amounts and purposes as our board of directors may, in their discretion, determine to be necessary and appropriate. Proportionate ownership and voting rights of common shareholder could be adversely affected by the issuance of additional common shares, including a substantial dilution in net tangible book value per share.

We may not be able to protect our trade secrets and intellectual property from competitors who would use this knowledge to eliminate or reduce our technological advantage.

The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The inability of, or any failure by the Company to protect its intellectual property could have a material adverse effect on its business, financial condition and results of operations.

The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. At this stage in its development the company and Mr. Liszicasz have made a conscious decision not to seek patent protection on the SFD Survey System because of the early stage development of the technology supporting its application and the commerciality of the SFD Survey System. The Company relies on trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide adequate protection for the Company's proprietary technologies and processes.

There can be no assurance that a patent, if applied for, can be registered to protect our intellectual property. Furthermore if registered there can be no assurance that it will be sufficiently broad to protect the Company's technology or that any potential patent will not be challenged, invalidated or circumvented or that any right granted hereunder would provide meaningful protection or a competitive advantage to the Company.

The Company also generally enters into confidentiality agreements with its employees and contractors to protect our documentation and other proprietary information.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization, develop similar technology independently or design around the Company's secrets. In addition, effective protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of our intellectual property will be successful. Our inability to protect our intellectual property would make it possible for competitors to offer similar products and services.

Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's secrets or to determine the validity and scope of the rights of others, including its competitors and customers. Such litigation could result in substantial costs to the Company and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

We experience operational hazards in our flight operations that may subject us to potential claims in the event that an incident or accident occurs.

The flight operations of SFD surveys are subject to the hazards associated with general and low-level flight operations. An aircraft accident may cause personal injury and loss of life, as well as severe damage to and destruction of property. We minimize the financial risk to the Company by contracting third parties to provide all flight services and personnel necessary to execute our survey contracts. The contracted third party incurs the risk of flight operations, as we do not operate the aircraft. We only provide technical personnel required to operate our SFD Survey System. We require the flight contractor to maintain appropriate insurance coverage for the risks associated with aircraft operations. In addition, we maintain general business insurance coverage.

We operate in the oil and gas industry subjecting us to industry specific hazards that can result in unexpected costs to the Company.

The oil and natural gas exploration and development projects in which we participate will be subject to the usual hazards related to the drilling of oil and natural gas wells, including the risk of fire, explosion, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. These hazards can cause personal injuries or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

The project operator will, in accordance with prevailing industry practice, maintain insurance against some, but not all, of these risks. The insurance maintained by the project operator generally would not cover claims relating to failure of title to oil and natural gas leases, trespass during survey acquisition or surface damage attributable to seismic operations, or business interruption, nor would it protect against loss of revenues due to well failure. There can be no assurance that any insurance obtained by the project operator covering claims related to worker's compensation, comprehensive general liability for bodily injury and property damage, comprehensive automobile liability and pollution, cleanup, underground blowout and evacuation will be adequate to cover all losses or liabilities which may be incurred within projects in which we participate. We also cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase.

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

A potential exists that superior alternative technologies may be developed that would result in our SFD system becoming uneconomic.

There is a risk that other companies or individuals may develop exploration products and services that are superior to our SFD Survey System. Increased competition could impair our ability to attract viable industry participants, and to negotiate favorable contract terms, which could materially and adversely affect our business, financial condition and results of operations.

We conduct business in foreign currencies thereby exposing us to currency exchange losses.

Our financial position will be affected by exchange rate fluctuations. We hold cash in both Canadian and United States dollars. We incur expenses in Canadian dollars yet report our financial results in United States dollars. Furthermore we intend to enter into contracts to provide services in foreign countries and may conduct business in other currencies such as the Euro. Changes in currency exchange rates could have a material adverse effect on the Company's business, financial condition and results of operations.

We are a Canadian company and our nationality may impair the enforceability of judgment for persons resident outside Canada.

Since we are a Canadian company and most of our assets and key personnel are located in Canada, you may not be able to enforce a U.S. judgment for claims you may bring against us, our assets, our key personnel or many of the experts named in this document. This may prevent you from receiving compensation to which you may otherwise be claiming.

We have been organized under the laws of Alberta, Canada and most of our assets are located in Canada. In addition, a majority of the members of our Board of Directors and our officers are residents of Canada. As a result, it may be impossible for you to affect service of process upon us or these individuals within the U.S. or to enforce any judgments in civil and commercial matters, including judgments under U.S. federal securities laws. In addition, a Canadian court may not permit you to bring an original action in Canada or to enforce in Canada a judgment of a U.S. court based upon civil liability provisions of the U.S. federal securities laws.

We caution that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive and that new risk factors emerge from time to time in our rapidly changing business environment.

ITEM 2. PROPERTIES

Facilities

Our principal executive offices and research and development facility is located at 1400-505 3rd Street SW, Calgary, Alberta, T2P 3E6. Our sublease, consisting of approximately 4,800 square feet, expires on October 31, 2006. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease are approximately CDN $ 10,719 per month. We anticipate entering into a five-year head lease agreement on our current facility prior to the expiration of our sublease.

Petroleum Properties

Description of Properties

Alberta, Canada

·	Ardenode --We hold a 22.5% working interest in 640 acres. The producing well 11-18-25- 27w4 was drilled and completed in 2003 and tied into the production system in February 2004.

·	Carbon — We hold a 5% overall net overriding royalty interest in this 640 acre exploration block located in the Carbon area of southwestern Alberta. The well ceased production on February 2005.

·	Wildwood — We hold a 20% working interest in 640 acres. In December 2004, a partner drilled and suspended a well on this property.

British Columbia, Canada

·	South Adsett— This land was purchased in August 2002 and was drilled in late 2003. Although there were gas shows the well was abandoned in late February 2004. We hold a 26.7 % interest in 9,607 acres.

·	Tenaka— This land was purchased in August 2003 and we hold a 33% interest in 2,703 acres.

·	Ladyfern --- We hold a 20% working interest in 703 acres.

All of the above properties excluding “Ladyfern” are currently being held as collateral against the Convertible Debentures that we issued in the fourth quarter of 2005. Upon conversion of all of the Convertible Debentures into common shares the above properties would be free and clear of all encumbrances.

Summary of Acreage

Summarized below is the acreage of land holdings in which we hold a working interest.

	As of December 31, 2005
	Unproved
Interest (geographical area)	Gross Acres	Net Acres
Alberta	5,680	1,294
British Columbia	13,045	3,626
Total	18,725	4,920

Summary of Proved Reserves

We have proven producing reserves at Centrica Ardenode 11-18-27-25w4. The total net production in 2005 was 8.3 mmcf.

For a “Summary of Exploration Costs” see Item 8 of this annual report on Form 10-K (Note 4 of our consolidated financial statements).

ITEM 3. LEGAL PROCEEDINGS

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. On December 10, 2002, we filed our Statement of Defense. Mr. Stinson is a past President and director of NXT.

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

NXT was not a party to the Ferry Flight Contract. We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

ITEM 4. SUBMISSION Of MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Market Information

Our common shares currently trade on the Over-the-Counter Bulletin Board under the trading symbol "ENXTF". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated. Our common shares were also listed on the Frankfurt and Berlin Exchanges in January, 2005 under the trading symbol “EFW”.

		Sales Price
Period	Volume	High	Low
2005
First quarter	1,310,600	$2.20	$1.71
Second quarter	2,446,100	$2.00	$1.20
Third quarter	1,195,900	$1.30	$0.64
Fourth quarter	1,552,300	$1.05	$0.80
	6,504,900
2004
First quarter	2,243,309	$2.72	$1.10
Second quarter	1,716,245	$2.68	$1.65
Third quarter	675,745	$2.55	$1.90
Fourth quarter	1,357,222	$3.00	$1.35
	5,992,521

The above information was obtained from the Finance.Yahoo.com website. The closing price for our common shares on the OTC Bulletin Board as of March 31, 2006 was $1.05. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

A shareholders' list provided by our transfer agent showed 209 registered shareholders and 22,186,532 common shares outstanding as of March 31, 2006. We estimate that there are approximately 1,700 beneficial holders of our common shares.

Dundee Securities Limited has agreed to act as the Agent for our listing application with the TSX-V Exchange.

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

Securities Offered For Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (6)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Independent Option Grants (3)	15,000	$2.00	195,000
1997 Employee Stock Option Plan (2)	838,000	$1.55	110,839
1999 Executive Stock Option Plan (3)	290,000	$1.49	690,800
2000 Director Stock Option Plan (4)	180,000	$0.44	180,001
2003 Stock Option Plan (5)	0	$0.00	45,000
2004 Stock Option Plan(7)	360,000	$1.03	740,000

(1)	Excluding securities reflected “Number of securities to be issued upon exercise of outstanding options, warrants and rights”

(2)	Approved by security holders on July 25, 1997.

(3)	Not approved by our shareholders.

(4)	Approved by security holders on September 20, 2002.

(5)	Not approved by our shareholders

(6)	Outstanding as of December 31, 2005.

(7)	Approved by security holders on June 29, 2005.

Independent Option Grants

The Stock Option Plans not approved by our shareholders, are summarized below.

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

On January 3, 2001, as part of a broader arrangement for all of our then serving employees, our Board approved the cancellation of the foregoing outstanding options, and the grant of new options to Mr. Liszicasz on the same terms (including number of shares, vesting, term and expiration) as the original grant, with the exception of the exercise price, which would be fixed at the closing price for our common shares as of the close of business on July 5, 2001 (subsequently fixed at $2.00) . In May of 2003, 30,000 of these options expired. The remaining 15,000 are fully vested and expired on March 31, 2006.

1999 Pinnacle Oil International, Inc. Executive Stock Option Plan

Our board of directors approved the 1999 Pinnacle Oil International, Inc. Executive Stock Option Plan on April 27, 1999. Under the plan, the plan administrator may issue up to 1,000,000 common shares to executive officers who are a natural person and an employee. As of March 15, 2006 there are 290,000 options outstanding under this plan: Mr. Liszicasz holds 70,000 options, Mr. Schrammar, the Corporate secretary, holds 70,000 options and Mr. Steedman, VP Operations holds 150,000 options.

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

The Plan Administrator fixes the exercise price at his sole discretion, except that the exercise price for an incentive stock option must be at least the fair market value per share of the common shares at the date of grant (as determined by the Plan Administrator in good faith), or in the case of greater-than ten percent shareholders, at least one hundred ten percent of the fair market value per share. The exercise price may be paid in cash or, with the approval of the Plan Administrator, by other means, including withholding of option shares or delivery of previously held shares.

All issuances under this stock option plan made to date have a termination clause for vested portions of the issuance of two years from the date of termination if that date is earlier than the expiry date, otherwise the expiry date takes precedence, unless otherwise outlined in the agreement underlying the issuance.

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

2003 Special Stock Option and Stock Award Plan

Under this plan, the plan administrator may issue up to 375,000 common shares to consultants who are a natural person. There are no options outstanding under this plan.

The purpose of this stock option plan is to maintain the ability of NXT to attract and retain highly qualified and experienced consultants to give such people a continued proprietary interest in the success of the company. Each issuance of an award shall be deemed to vest immediately upon issuance and shall expire on the first business day prior to the tenth anniversary of the issuance, unless otherwise outlined in the agreement underlying the issuance.

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

All issuances under this stock option plan made to date have a termination clause for vested portions of the issuance of two years from the date of termination if that date is earlier than the expiry date, otherwise the expiry date takes precedence, unless otherwise outlined in the agreement underlying the issuance.

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

Recent Sales of Unregistered Securities

NXT had four separate closing in the fourth quarter of 2005 of a convertible debenture offering. Funds were received over a period from September 7th through to December 7th. The gross proceeds from the offering were $1,955,342 including the conversion of Note Payable and accrued interest of $280,650. In addition, the debenture investors received 1,955,342 warrants to purchase an additional share for $1.00, within a term of two (“2”) years. No underwriters were utilized in this offering. NXT paid finders fees in connection with this offering of $24,928 and issued 33,923 finders fee warrants to purchase share for $1.00, with a term of two (“2”) years. The offering was sold to a total of 40 investors, who are employees, former employees and consultants of NXT as well as accredited investors.

On December 31, 2005 NXT completed a private placement of 147,500 units at $2.00 per unit for gross proceeds of $295,000. Each unit consisted of one (1) common share and a warrant to purchase an additional share for $2.75, with a term of one (1) year. No underwriters were utilized in this offering. This offering was sold to 2 investors, who are accredited investors introduced to NXT by its management and employees.

Of the 147,500 units sold, 125,000 were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

The remaining 22,500 units sold, were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present selected historical consolidated financial data for each of our five most recent annual fiscal periods ended December 31, derived from our consolidated financial statements prepared in accordance with United States generally accepted accounting principles.

The selected statement of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2005, 2004 and 2003 and the selected balance sheet data set forth below as at December 31, 2005 and 2004 , have been derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent registered chartered accountants, as indicated in their report contained in the consolidated financial statements included as part of this annual report.

The selected statements of loss and comprehensive loss data set forth below for our fiscal periods ended December 31, 2002 and 2001 and the selected balance sheet data set forth below as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included in this annual report.

The following selected financial data should be read in conjunction with our consolidated financial statements and the explanatory notes to those statements included as part of this annual report, as well as the section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

		Year Ended December 31
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS	2005	2004	2003	2002	2001

Revenues
Oil and natural gas revenue	$48,686	$48,031	$-	$75,628	$-
Gain on sale of properties	-	30,294	12,003	42,046	-
	48,686	78,325	12,003	117,674	-
Operating expenses
Oil and natural gas operating expenses	4,728	5,735	-	1,559	-
Administrative	2,742,734	2,370,380	1,782,952	1,442,477	1,435,367
Depletion and impairment of oil and
natural gas properties	586,011	192,921	1,004,973	210,871	915,528
Amortization and depreciation	57,755	57,930	56,666	239,766	336,924
Research and Development	3,000,000	-	-	152,862	418,422
Survey operations and support	29,208	666,743	130,499	48,909	140,531
	6,420,436	3,293,709	2,975,090	2,096,444	3,246,772
Operating loss from continuing operations	(6,371,750)	(3,215,384)	(2,963,087)	(1,978,770)	(3,246,772)
Other income
Interest	(58,424)	(531)	2,190	26,499	80,113
Interest-convertible debentures	(1,418,557)	-	-	-	-
Other	(4,881)	-	(12,742)	(1,636)	(662)
	(1,481,862)	(531)	(10,552)	24,863	79,451
Net loss from continuing operations before income taxes	(7,853,612)	(3,215,915)	(2,973,639)	(1,953,907)	(3,167,321)
Income tax benefit	17,134	-	-	-	-
Net loss from continuing operations	(7,836,478)	(3,215,915)	(2,973,639)	(1,953,907)	(3,167,321)
Income (loss) from discontinued
operations	-	33,494	159,765	(3,722,213)	(1,221,269)
Net loss	(7,836,478)	(3,182,421)	(2,813,874)	(5,676,120)	(4,388,590)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,672)	(12,107)	461,515	39,211	(158,952)
Comprehensive loss	$(7,840,150)	$ (3,194,528)	$ (2,352,359)	$(5,636,909)	$(4,547,542)
Basic and diluted net loss per share from
continuing operations	$(0.37)	$(0.16)	$(0.17)	$(0.12)	$(0.22)
Basic and diluted net loss per share from
discontinued operations	$-	$-	$0.01	$(0.22)	$(0.09)
Basic and diluted loss per share	$(0.37)	$(0.16)	$(0.13)	$(0.32)	$(0.31)
Weighted average common shares outstanding	21,276,899	20,132,989	17,599,783	16,971,153	14,222,820

				As at December 31
CONSOLIDATED BALANCE SHEET
DATA:	2005	2004	2003	2002	2001
Working Capital	$(2,393,872)	$688,128	$563,857	$842,530	$2,515,338
Current Assets	$1,230,215	$1,319,714	$1,250,908	$991,563	$3,342,224
Oil and natural gas properties, net	1,088,244	1,161,591	1,194,406	2,763,919	4,917,558
Other property and equipment, net	140,864	176,651	190,810	229,131	3,448,416
Total Assets	$2,459,323	$2,657,956	$2,636,124	$4,018,825	$11,763,100
Current Liabilities	3,624,087	631,586	687,051	149,033	826,886
Long-Term Liabilities	207,625	233,253	-	-	1,463,729
Total Liabilities	$3,831,712	$864,839	$687,051	$149,033	$2,290,615
Shareholder's Equity	$(1,372,389)	$1,793,117	$1,949,073	$3,869,792	$9,472,485

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

Results Of Consolidated Operations

In 2005 the company recorded several non-cash expenses in accordance with U.S. Generally Accepted Accounting Principles that had a material impact on our reported Net Loss in the year. The most significant of these transactions are:

1.	Preferred Shares were issued in 2005 in consideration for the rights to intellectual property that has been reflected as a $3,000,000 research and development expense in the year. See Note 9 to the Consolidated Financial Statements for a full discussion of this transaction.

2.	Convertible debentures with warrants were issued in 2005 with terms that provided investors with a beneficial conversion feature containing embedded derivative instruments. Accounting for our issued convertible debentures is complex and required several entries into our accounting records.

In summary these entries resulted in a $1,418,557 non-cash expense in the year. See Note 10 to the Consolidated Financial Statements for a full discussion of this transaction.

In aggregate these two non-cash transactions increased the Net Loss for the year ended December 31, 2005 by $4,418,557 and represented 56% of the reported Net Loss as reported for the year of $7,836,478.

Operating Revenues 2005 compared to 2004

On February 4, 2004, a well at Entice, Alberta, in which we have a 22.5% working interest, commenced production. Our share of production averaged 23 thousand cubic feet (mcf) per day during the year ended December 31, 2005, compared to 33 thousand cubic feet (mcf) in 2004. Gross production revenue for the year was $37,458 compared to $51,453 in 2004. The average price received was $4.47 per mcf and the operating cost was $0.45 per mcf.

Total operating revenue including royalty income and net of royalty expense for 2005 was $48,686 compared to the prior year of $48,031.

Operating Revenues 2004 compared to 2003

There was no production in 2004 or 2003 in the U.S.

Our well at Entice, Alberta, production averaged 33 thousand cubic feet (mcf) per day during 2004. Gross production revenue for 2004 was $51,453. We had no producing properties in 2003.

Operating Loss from Continuing Operations – 2005 compared to 2004

We incurred an operating loss of $6,371,750 in 2005, which is 98.16% ($3,156,366) greater than the loss of $3,215,384 incurred in 2004. This increase was attributable mainly to the combination of the following:

·	Administrative costs increased $372,354 (15%) in 2005 (total of $2,742,734) compared to 2004 (total $2,370,380). This increase was caused by higher consulting fees in 2005 ($1,197,413 as opposed to $1,084,688 in 2004) in the areas of technical development, marketing, and preparation of a business development plan and by a 9% increase in audit fees.

·	Survey operations and support expenses decreased by $637,535 (96%) and dropped to $29,208 in 2005 compared to $666,743 in 2004, due to the fact that we had no survey contracts in 2005.

·	Depletion and impairment increased to $586,011 (204%) in 2005 from $192,921 in 2004 due to the fact that a well that was drilled and determined commercially uneconomical to complete was written off in the first quarter of 2005 and there was a small impairment taken on the rest of our properties at the end of the year.

·	Non-cash Research and Development expenses were recognized in 2005 for $3,000,000 as compared with nil in 2004. This 2005 expense relates to intellectual properties purchased and then expensed as per FAS 2. See note 9 to the Company’s Consolidated Financial Statements. Our research and development activities have focused on developing, improving and testing our SFD Survey System and related components. In 2005 in conjunction with the execution of the TSA agreement with George Liszicasz we secured certain intellectual properties that pursuant to FASB 2 have been expensed as a Research and Development expense of $ 3,000,000. As per FAS 2 intangibles that are purchased from others for a particular research and development project and that have no alternative uses and therefore no separate economic value, such as the SFD intellectual property, are to be accounted for as research and development expense at the time the cost is incurred. Research and development expenses in 2004 and 2003 were nil. All other expenses related to research and development was disclosed under administrative expense.

Operating Loss from Continuing Operations – 2004 compared to 2003

The operating loss of $3,215,384 for 2004 was $252,297 (8.5%) greater than the loss of $2,963,087 for 2003. This was primarily attributable to the following:

·	An increase of $587,428 (33%) in administrative expenses due to higher consulting fees in 2004 ($1,084,688 as opposed to $421,645 in 2003) in the areas of technical development, marketing, and preparation of a business development plan and investor relations and by a 35% increase in audit fees.

·	Depletion and impairment decreased to $192,921 (80.8%) in 2004 from $1,004,973 in 2003 due to the fact that the bulk of our property was written off in 2004 and no new property was purchased in 2004.

·	Survey operation and support expenses increased by $536,244 (411%) and reached $666,743 in 2004 compared to $130,499 in 2003 due to the SFD Technology Evaluation Survey completed in 2004.

Other Income and Expense – 2005 compared to 2004

·	Interest expense of $58,424 increased by $57,893 as compared to $531 in 2004. In the year ending December 31, 2005 interest expense was a result of outstanding loans, and convertible debentures.

·	Other income/expense increased from nil in 2004 to $4,881 in 2005, which was a result of the loss incurred on the sale of machine shop equipment.

·	A non-cash expense of $1,418,557 was recognized in 2005 as compared with nil expense in 2004 related to the amortization of a discount on a debenture issued and the year-end fair market value adjustment to the embedded conversion feature to the debenture.

Other Income and Expense – 2004 compared to 2003

·	Interest income was offset by interest expense resulting in $531 net expense as compared to $2,190 interest income in 2003.

Income from Discontinued Operations – 2005 compared to 2004

·	We incurred no gain or loss in 2005 for discontinued operations, however the gain of $33,494 from discontinued operations in 2004 was derived from the exchange of previously written off airplane parts for flying time.

Loss from Discontinued Operations – 2004 compared to 2003

·	The gain of $33,494 from discontinued operations in 2004 was derived from the exchange of previously written off airplane parts for flying time. The income of $159,765 in 2003 was a gain on disposal of US oil and gas properties.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

On November 3, 2004, we entered into a loan agreement with our CEO and largest shareholder, Mr. George Liszicasz, in which we borrowed $250,000 CDN. On November 16, 2004, we amended the loan agreement whereby we borrowed an additional $31,000. On November 17, 2004, we entered into an additional loan agreement with Mr. Liszicasz and borrowed a further $100,000 CDN. We did not utilize this loan until April 7, 2005 when $88,000 was drawn upon. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). On November 19, 2004, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to November 17, 2005. On February 7, 2005, we entered into a Loan Agreement Amendment, whereby the maturity date for all three (3) loans was extended to April 15, 2006. On October 12, 2005 the Board of Directors of the Corporation granted the creditor an option to convert up to the total amount of the loans outstanding into 10% special notes under the bridge financing contract. This option was exercised on December 7, 2005, where the creditor converted $125,421 of his outstanding loans and accrued interest. As of December 31, 2005 the corporation still had $207,625 of principal and interest outstanding on the loan agreement with out CEO. On April 6th, 2006 this loan was extended to a maturity of April 15th, 2007.

On November 20, 2004 we received a subscription agreement from a former member of our Board of Directors, His Highness Sheikh Al Hassan Bin Ali Bin Rashid Al Nuaimi, to purchase 250,000 units at a price of $2.00 per unit. Each unit consists of one common share and a warrant to purchase one additional common share for $2.75 within the next year. This subscription agreement was subsequently cancelled.

On May 20, 2005, we entered into a loan agreement with a family trust of one of our directors for $175,000 CDN. The conditions of the loan agreement are as follows: principal amount $175,000 CDN ($140,500 US), 6.5% interest per annum and original maturity date on or before June 19, 2005. The loan was secured with certain assets of the Company. The Board approved the conversion of the loan, up to the total amount, into 10% convertible special notes under the bridge financing contract. This option was exercised on both November 1, 2005 and December 7, 2005 for $67,000 and $88,229 respectively of the outstanding loans and accrued interest. As of December 31, 2005 the balance on this loan agreement was nil and assets of the Company are no longer encumbered by this loan

On December 31, 2005 ten million (“10,000,000”) Preferred Shares were issued pursuant to the Amended and Restated Technical Services Agreement executed between the Company and Mr. George Liszicasz our Chief Executive Officer. See note 9 of the Consolidated Financial Statements.

Liquidity And Capital Resources
Sources of Cash

Our cash flow requirements for 2005 were funded principally by:

(i)	a loan from our CEO George Lizsicasz ($88,000 which was received on April 7, 2005);

(ii)	a loan from a family trust of one our directors (the equivalent of $141,529 which was received on May 18, 2005)

(iii)	proceeds from options exercised for cash throughout the year: 68,973 options were exercised at share prices between $0.29 and $0.43 per share and yielded $56,725 in total;

(iv)	proceeds from sale of oil and natural gas properties in the amount of $42,992

(v)	proceeds from the sale of bridge financing in the form of “Secured Convertible Debentures”. The proceeds, net of issuance costs, were $1,649,764.

There are no guarantees, commitments, leases, debt agreements or other agreements which could be triggered by an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

The company is currently negotiating a private placement. The funds will be used for marketing the SFD survey services, conducting surveys, increasing survey capacity, investor relations and other capital requirements. See Note 18 to our consolidated Financial Statement “Subsequent Events”.

Current Cash Position and Historical Changes in Cash Position

Our cash position as of December 31, 2005 was $1,059,277 as compared to $287,431 as of December 31, 2004.

The $771,846 increase in our cash position for 2005 compared to 2004 was attributable to:

·	$1,090,451 cash used in operating activities;

·	$1,898,473 cash provided by financing activities;

·	$505,000 was converted from redeemable short-term investments and $551,336 cash used in other investing activities;

·	$10,160 comprehensive gain due to the effect of exchange rate changes.

The $736,770 decrease in our cash position for 2004 compared to 2003 was attributable to:

·	$2,784,949 cash used in operating activities;

·	$2,783,866 cash provided by financing activities;

·	$723,580 cash used in investing activities; and

·	$12,107 comprehensive loss due to the effect of exchange rate changes.

Operating Activities

Our operating activities required cash in the amount of $1,090,451 for 2005, as compared to cash requirements of $2,784,949 for 2004.

·	The $1,090,451 in cash used in operating activities for 2005 reflected our net loss of $7,836,478 for that period, adjusted for non-cash deductions and a net decrease in non-cash working capital balances.

·	The $2,784,949 in cash used in operating activities for 2004 reflected our net loss of $3,215,915 for that period, adjusted for non-cash deductions and discontinued operations and a net increase in non-cash working capital balances.

The reduction in the cash used in operating activities in 2005 as compared with 2004 is due to cost reduction initiatives executed throughout 2004 and 2005.

Financing Activities

Financing activities in 2005 generated cash of $1,898,473 compared to the cash of $2,783,866 generated from financing activities in 2004.

·	During 2005 we raised $1,649,764 net through bridge financing in the form of “Secured Convertible Debentures”, $56,275 in cash was provided through the exercise of options, $49,515 was paid back on an outstanding subscriptions payable and $241,949 was provided through loan agreements.

·	During 2004 we raised $2,366,042 net through private placements and $218,527 in cash was provided through the exercise of options.

Investing Activities

Investing activities used cash of $46,336 in 2005 compared to a $723,580 use of cash in 2004.

·	a sale of land at Drumheller, Alberta in 2005 generated $42,992 in cash; the primary use of cash was for other property and equipment ($30,673) and oil and natural properties ($563,655). $505,000 was redeemed from short-term investments.

·	A sale of land at Scandia, Alberta in 2004 generated $31,653 in cash; the primary use of cash was for other property and equipment ($44,358) and oil and natural gas properties ($160,875). $550,000 was converted into redeemable short-term investments.

Contractual Obligations
	Payments due by period
Contractual Obligations
As of December 31, 2005	Total ($)	Less than 1 year	1-3 years
Loan from Officer/Shareholder	207,625	-	207,625
Pangaea Investments	4,299	4,299	-
Rent or Operating Lease	82,950	82,950	-
Employment Agreements	414,875	116,939	297,936

Tabular Disclosure of Contractual Obligations as at December 31, 2005

Please refer to “Item 7” above “Management’s Discussion and Analysis Of Financial Condition And Results of Operations” for details on loan agreements from Officer/Shareholder.

On January 3, 2005 NXT signed a contract for investor awareness and promotion services in Europe with CoMarCon Germany. Under this contract, NXT has the obligation to pay CoMarCon $25,000 in cash and to issue 50,000 shares. As of the date of this report the $25,000 cash has been paid and 25,000 shares have been paid, and 25,000 shares are held in escrow. These shares will be released if and when CoMarCon meets specific conditions of the contract.

In March 2005, NXT signed a contract with Pangaea Investments under which Pangaea will provide investor relations and public relations services for a monthly fee of $5,000 CDN ($4,160 US) plus reimbursement of certain expenses, 100,000 common shares and a grant of an option to buy 100,000 additional common shares. The 100,000 common shares have been issued as of the date of this annual report. The contract may be terminated by either party upon 30 days’ notice. NXT issued 50,000 common shares in payment of the $5,000 CDN monthly fee for the nine months of services performed in 2005.

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

We signed a sublease for our new office space on December 1, 2005, consisting of approximately 4,800 square feet, which expires on October 31, 2006. Our combined obligations for base lease payments and building operating cost and other pass-through items under this lease are approximately CDN $ 10,719 per month.

On December 31, 2005 the Amended and Restated Technical Service Agreement was signed between NXT and George Liszicasz, its CEO. According to the terms of the agreement Mr. Liszicasz received 10,000,000 preferred shares. Of these preferred shares 2,000,000 were immediately convertible into common shares on a one-to-one basis. The remaining 8,000,000 are conditionally convertible into common shares as certain specified annual revenue objectives are met. Of the remaining 8,000,000 preferred shares 5,000,000 will also require shareholder ratification. See note 9 of the Consolidated Financial Statements.

This agreement was ratified by the Board of Directors and requires the Corporation and the Executive to obtain a fairness opinion to be presented to shareholders.

Off–Balance Sheet Arrangements

None.

Capital Requirements Going Forward

Our liquidity has improved since the year-end financial position at December 31, 2005. As of April 21, 2006 we have approximately $2,260,660 of cash on hand. Our cash increased from December 31, 2005 as a result of a Private Placement that closed on April 19, 2006.

At the end of 2005 we required additional funds to ensure that we could continue operations. We needed to raise a minimum of $1,500,000 to ensure that we had adequate working capital for us to operate for at least one more year. Consequently we actively pursued new equity investment for the company and on April 19, 2006 we closed a $1,685,000 Private Placement that we believe will ensure that we can meet our financial obligations for a minimum of one additional year. See Subsequent Event Note 18 of our consolidated financial statements.

Our ability beyond a year to continue as a going concern is dependent upon our ability to generate profitable operations and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our consolidated financial statements included within the Form 10-K are prepared using U.S. Generally Accepted Accounting Principles that are applicable to a going concern. The going concern principle assumes a company can realize on its assets and settle its liabilities in the normal course of operations. Our consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern. We can give no assurance that our business will continue as a going concern. If we cannot generate sufficient cash from operations or if we fail to find additional sources of financing, we would cease to be a going concern. Should we cease being a going concern we would be required to suspend our operations, liquidate our assets and wind-up and dissolve our company.

Other Matters
Foreign Exchange

We recorded a $3,672 foreign currency translation loss for 2005 (in 2004 we had a loss of $12,107) as a comprehensive income item on our statements of loss and comprehensive loss and shareholders' equity

(deficit) in consolidating our accounting records for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations.

Effect of Inflation

We do not believe that our operating results were unduly affected by inflation during our three years ended December 31, 2005.

Critical Accounting Policies

We follow the full cost method of accounting for oil and natural gas properties and equipment whereby we capitalize all costs relating to our acquisition of, exploration for and development of oil and natural gas reserves. Our consolidated financial condition and results of operations are sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the full cost method of accounting concerning the effect of matters that are inherently uncertain. For example:

·

Capitalized costs under the full cost method of accounting are generally depleted and depreciated on a country-by-country cost center basis using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. In addition, capital costs in each cost center are also restricted from exceeding the sum of the present value of the estimated discounted future net revenues of those properties, plus the cost or estimated fair value of unproved properties (the "ceiling test"). Should this comparison indicate an excess carrying value, a write-down would be recorded. In making these accounting determinations, we rely in part upon a reserve report prepared by independent engineers specifically engaged for this purpose. To economically evaluate our proved oil and natural gas reserves, these independent engineers must necessarily make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and U.S. Securities and Exchange Commission guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our consolidated financial condition and results of operations would be affected. For example, we would have lower revenues and net profits (or higher net losses) in the event the revised assumptions, estimates and judgments resulted in lower reserve estimates, since our depletion and depreciation rate would then be higher and it might also result in a write down under the ceiling test. Similarly, we would have higher revenues and net profits (or lower net losses) in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates.

·

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

·

The accounting for derivative instruments embedded in security transactions is complex requiring many assumptions and utilization of complex valuation models. The assumptions and valuation models chosen can have a significant impact on reported net loss from operations. As these transactions are non-cash they will not impact cash used in operating activities.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of any freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

·

We expense all research and development expenditures we incur to develop, improve and test our SFD Survey System and related components, including allocable salaries. Any intellectual property acquired for the purpose of enhancing research and development project, if there is no alternative use for the intellectual property, is expensed in the period acquired.

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

The following standards issued by the FASB do not impact us at this time:

1.	In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 that amends Opinion 29 to eliminate the exception from fair market measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this statement are effective for all nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have material effect on the results of operations or financial position of the company.

2.	In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

3.	In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil And Gas Price Fluctuations

Our primary market risk is market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per mcf change in the market price of natural gas will result in approximately an $8,000 change in our gross oil and gas production revenue. The impact on any potential sale of property cannot be readily determined.

Currency Fluctuations

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies. However, we are planning to expand our operations in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time. We have not previously engaged in activities to mitigate the effects of foreign currency. Based on the 2005 distribution of revenue and cash flows a one percent change in the Canadian dollar rate relative to the US dollar is estimated to affect revenues by $501 and expenses by $15,032.

The following table summarizes the average, high and low US Dollar exchange rate for the past five years. The information was obtained from the Bank of Canada website.

Year	Average	High	Low
2005	1.2116	1.2734	1.1427
2004	1.3015	1.1746	1.4003
2003	1.4014	1.2839	1.5777
2002	1.5703	1.5028	1.6184
2001	1.5484	1.4901	1.6052

Interest Rate Fluctuations

We currently maintain some of our available cash and redeemable short term investments in US dollars and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates. A 1% change in the interest rate would have a $450 annual impact on our short investment and would have approximately a $10,000 impact if all of our cash was invested in interest bearing notes.

ENERGY EXPLORATION TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2005, 2004 And 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
Page
REPORTS OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS	35
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets.	37
Consolidated Statements of Loss and Comprehensive Loss.	38
Consolidated Statements of Shareholders’ Equity (Deficit)	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41
SUPPLEMENTAL INFORMATION ON OIL AND GAS ACTIVITIES
(UNAUDITED)
Table I – Total Costs Incurred In Oil And Natural Gas Acquisition, Exploration And	62
Development Activities
Table II - Capitalized Costs Related To Oil And Natural Gas Producing Activities	63
Table III - Quantities Of Oil And Natural Gas Reserves	63
Table IV - Standardized Measure Of Discounted Future Net Cash Flows Related To Proved
Oil And Natural Gas Reserve Quantities.	65
SUPPLEMENTAL INFORMATION – SELECTED QUARTERLY FINANCIAL
DATA	67

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and the Shareholders of Energy Exploration Technologies Inc.:

We have audited the consolidated balance sheet of Energy Exploration Technologies Inc. as at December 31, 2005 and 2004 and the consolidated statements of loss and comprehensive loss, cash flows and shareholders’ equity (deficit) for each of the years in the three year period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energy Exploration Technologies Inc. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Calgary, Canada	(signed) “Deloitte & Touche LLP”
April 19, 2006	Independent Registered Chartered Accountants

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated April 11, 2006 is expressed in accordance with Canadian reporting standards, which do not require a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

Calgary, Canada	(signed) “Deloitte & Touche LLP”
April 19, 2006	Independent Registered Chartered Accountants

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars except share data)
	December 31, 2005	December 31, 2004
Assets
Current assets
Cash	$1,059,277	$287,431
Short term investments	45,000	550,000
Accounts receivable	63,101	387,943
Due from officers and employees [note 14]	2,884	5,803
Note receivable from former officer [note 3]	-	50,058
Prepaid expenses	59,953	38,479
	1,230,215	1,319,714
Oil and natural gas properties, on the basis of full cost accounting,
net of depletion and impairments [note 4]	1,088,244	1,161,591
Other property and equipment, net of accumulated depreciation,
amortization and impairment [note 5]	140,864	176,651
	$2,459,323	$2,657,956
Liabilities And Shareholders' Equity
Current liabilities
Trade payables	$337,702	$102,562
Other accrued liabilities [note 6]	883,015	90,479
Convertible debentures [note 10]	981,986	-
Fair value of conversion feature	1,421,384	-
Subscriptions payable [note 8]	-	438,545
	3,624,087	631,586
Long term liabilities:
Note payable [note 7]	207,625	233,253
	3,831,712	864,839
Contingencies, continuing operations and commitments [notes 1 and 15]
Shareholders' equity
Preferred shares [note 9]
Authorized: unlimited
Issued : 10,000,000	3,000,000	-
Common shares
Authorized: unlimited
Issued : 21,511,244 and 21,055,171 at December 31, 2005 and
December 31, 2004, respectively [note 8]	28,229,691	27,565,636
Contributed capital [notes 8 and 10]	1,010,589	-
Accumulated deficit	(33,874,636)	(26,038,158)
Accumulated other comprehensive income	261,967	265,639
	(1,372,389)	1,793,117
	$2,459,323	$2,657,956
The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Loss And Comprehensive Loss
(Expressed in U.S. dollars except share data)
		Twelve months ended
			December 31,
	2005	2004	2003
Revenues
Oil and natural gas revenue	$48,686	$48,031	$-
Gain on sale of properties	-	30,294	12,003
	48,686	78,325	12,003
Operating expenses
Oil and natural gas operating expenses	4,728	5,735	-
Administrative	2,742,734	2,370,380	1,782,952
Depletion and impairment of oil and
natural gas properties [note 4]	586,011	192,921	1,004,973
Amortization and depreciation [notes 5]	57,755	57,930	56,666
Research and development	3,000,000	-	-
Survey operations and support	29,208	666,743	130,499
	6,420,436	3,293,709	2,975,090
Operating loss from continuing operations	(6,371,750)	(3,215,384)	(2,963,087)
Other income
Interest	(58,424)	(531)	2,190
Interest-Convertible debentures	(1,418,557)	-	-
Other	(4,881)	-	(12,742)
	(1,481,862)	(531)	(10,552)
Net loss from continuing operations before income taxes	(7,853,612)	(3,215,915)	(2,973,639)
Income tax benefit	17,134	-	-
Net loss from continuing operations	(7,836,478)	(3,215,915)	(2,973,639)
Gain from discontinued
operations [note 16]	-	33,494	159,765
Net loss	(7,836,478)	(3,182,421)	(2,813,874)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,672)	(12,107)	461,515
Comprehensive loss	$(7,840,150)	$(3,194,528)	$(2,352,359)
Basic and diluted net loss per share from
continuing operations [note 8]	$(0.37)	$(0.16)	$(0.17)
Basic and diluted net loss per share from
discontinued operations [note 8]	$-	$-	$0.01
Basic and diluted loss per share [note 8]	$(0.37)	$(0.16)	$(0.13)
Weighted average common shares outstanding	21,276,899	20,132,989	17,599,783
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Shareholders' Equity (Deficit)
(Expressed in U.S. dollars except share data)
	Accumulated Other
	Comprehensive	Common Shares		Preferred Shares		Warrants	Contributed	Accumulated
	Income (loss)	Shares	Amount	Shares	Amount	Number	Capital	Deficit	Total
Balance-December 31, 2002	$(183,769)	16,971,153	$23,365,426	800,000	$730,000	-	$-	$(20,042,045)	$3,869,792
2003:
Grant and vesting of options to investor relations consultant	-	-	46,773	-	-	-	-	-	46,773
Issued for cash at $0.40 per share on Sept 9, 2003, net of issuance costs		1,999,000	744,050	-	-	-	-	-	744,050
Redemption of preferred shares	-	-	-	(800,000)	(730,000)	-	-	-	(730,000)
Compensation expense related to issuance									-
of options to employees and directors	-	-	89,100	-	-	-	-	-	89,100
Options exercised forcash at prices between $0.21 and $2.00 per share	-	234,999	95,200	-	-	-	-	-	95,200
Flow-Through shares issued for cash at $2.00 per share	-	101,700	186,517	-	-	7,496	-	-	186,517
Loss from continuing operations	-	-	-	-	-	-	-	(2,973,639)	(2,973,639)
Income from discontinued operations	-	-	-	-	-	-	-	159,765	159,765
Other comprehensive income	461,515	-	-	-	-	-	-	-	461,515
Balance — December 31, 2003	$277,746	19,306,852	$24,527,066	-	$-	7,496	$-	$(22,855,919)	$1,949,073
2004:
Options exercised for cash at prices between $0.29 amd $2.00 per share	-	218,621	218,527	-	-	-	-	-	218,527
Issued for cash at $2.00 per share on Feb 12, 2004 net of issuance costs	-	573,269	1,063,277	-	-	604,331	-	-	1,063,277
Issued for services at $1.80 per share on April 18, 2004	-	30,000	54,000	-	-	-	-	-	54,000
Issued for services at $2.00 per share on July 22, 2004	-	200,000	400,000	-	-	-	-	-	400,000
Issued for cash at $2.00 per share on July 22, 2004 net of issuance costs	-	55,000	109,853	-	-	60,680	-	-	109,853
Issued for cash at $2.00 per share on Sept 10, 2004 net of issuance costs	-	78,000	145,765	-	-	44,960	-	-	145,765
Issued for cash at $1.75 per share on Dec 2, 2004 net of issuance costs	-	571,429	999,823	-	-	610,000	-	-	999,823
Issued for cash at $2.00 per share on Dec 31, 2005 net of issuance costs	-	22,000	47,326	-	-	-	-	-	47,326
Loss from continuing operations	-	-	-	-	-	-	-	(3,215,915)	(3,215,915)
Loss from discontinued operations	-	-	-	-	-	-	-	33,494	33,494
Other comprehensive loss	(12,107)	-	-	-	-	-	-	-	(12,107)
Balance — December 31, 2004	$265,639	21,055,171	$27,565,636	-	$-	1,327,467	$-	$(26,038,158)	$1,793,117
2005:
Issued for services at $1.75 per share on January 13, 2005	-	100,000	175,000	-	-	-	-	-	175,000
Issued for services at $1.75 per share on January 13, 2005	-	25,000	43,750	-	-	-	-	-	43,750
Options exercised for cash at $0.38 per share	-	75,000	28,500	-	-	-	-	-	28,500
Issued for cash at $2.00 per share on March 17, 2005	-	10,000	20,000	-	-	10,000	-	-	20,000
Issued for cash at $2.60 Cdn per share on March 30, 2005	-	23,600	49,198	-	-	23,600	-	-	49,198
Issued for cash at $2.60 Cdn per share on July 31, 2005	-	6,000	12,512	-	-	3,760	-	-	12,512
Issued "Special Notes"for cash between Sept 7, 2005 and Dec 7, 2005	-	-	-	-	-	1,989,265	963,730	-	963,730
Issued on December 31, 2005	-	-	-	10,000,000	3,000,000	-	-	-	3,000,000
Compensation expense related to issuance of options to consultants	-	-	-	-	-	-	46,859	-	46,859
Options exercised for cash at prices between $0.29 amd $0.43 per share	-	68,973	27,775	-	-	-	-	-	27,775
Refund on finder's fees for $2.00 issuance	-	-	12,320	-	-	-	-	-	12,320
Issued for cash at $2.00 per share on December 31, 2005	-	147,500	295,000	-	-	147,500	-	-	295,000
Loss from continuing operations	-	-	-	-	-	-	-	(7,836,478)	(7,836,478)

Other comprehensive loss	(3,672)	-	-	-	-	-	-	-	(3,672)
Balance — December 31, 2005	$261,967	21,511,244	$28,229,691	10,000,000	$3,000,000	3,501,592	$1,010,589	$(33,874,636)	$(1,368,717)
The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash Flows
(Expressed in U.S. dollars)
		Twelve months ended
			December 31,
	2005	2004	2003
Operating activities
Net loss from continuing operations	$ (7,836,478)	$ (3,215,915)	$ (2,973,639)
Amortization and depreciation of other property
and equipment	57,755	57,930	56,666
Depletion and impairment of oil and natural gas properties	586,011	192,921	1,004,973
Consulting costs settled by issuance of common stock
and options	218,750	454,000	46,773
Gain on sale of oil and natural gas properties	-	(30,294)	(12,003)
Loss on sale of other property and equipment	4,881	-	-
Changes in non-cash working capital
Accounts receivable	329,468	(262,885)	252,041
Loan to former employee	49,584	(6,106)	(9,740)
Due from officers and employees	2,528	(5,803)	5,004
Prepaid expenses	(21,701)	68,143	(33,307)
Trade payables	235,140	(33,536)	61,805
Other accrued liabilities	818,195	12,027	3,712
Compensation settled with options	46,859	-	89,100
Non-cash interest expense	1,418,557	-	-
Research and development costs settled by issuance of preferred shares	3,000,000	-	-
Net cash generated (used) in discontinued operations	-	(15,431)	73,978
Net cash used by operating activities	(1,090,451)	(2,784,949)	(1,434,637)
Financing activities
Note payable	241,949	233,253	-
Funds raised through the sale of common shares,
net of issuance costs	-	2,366,042	930,567
Funds raised through the exercise of options	56,275	218,527	95,200
Subscriptions payable	(49,515)	(33,956)	472,501
Funds raised through the sale of convertible debentures	1,649,764	-	-
Net cash generated (used) in discontinued operations	-	-	(730,000)
Net cash generated by financing activities	1,898,473	2,783,866	768,268
Investing activities
Funds invested in other property and equipment	(30,673)	(44,358)	(41,330)
Proceeds on sale of other property and equipment	-	-	27,716
Funds invested in oil and natural gas properties	(563,655)	(160,875)	(808,879)
Proceeds on sale of oil and natural gas properties	42,992	31,653	86,125
Funds (invested in) redeemed short term investments	505,000	(550,000)	-
Net cash generated (used) in discontinued operations	-	-	1,380,353
Net cash (used by) in investing activities	(46,336)	(723,580)	643,985
Effect of foreign exchange gain (loss) on cash	10,160	(12,107)	461,515
Net cash inflow (outflow)	771,846	(736,770)	439,131
Cash and Cash Equivalents, beginning of period	287,431	1,024,201	585,070
Cash and Cash Equivalents, end of period	$1,059,277	$287,431	$1,024,201
Aircraft parts sold for credit with airplane leasing company	$-	$48,925	$-
Release of subscriptions payable through the issuance of common shares	$388,545	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of cash flows

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

For the year ended December 31, 2005, we incurred a loss of $7,836,478 and had $33,874,636 accumulated deficit at December 31, 2005. Our working capital deficit at December 31, 2005 was $2,393,872. The net cash used in operating activities was $1,090,451 for the year ended December 31, 2005.

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

We are executing a business plan to allow us to continue as a going concern. We plan to raise new capital as well as complete survey contracts for a fee in 2006 and the future. We can give no assurance that we will be successful in executing this plan. Should we fail to raise more capital or earn revenue we would be forced to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. See Subsequent Events note 18.

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

2. Significant Accounting Policies
Basis of Presentation

We have prepared these consolidated financial statements for our years ended December 31, 2005, 2004 and 2003 and as at December 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America.

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

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Estimates include allowances for doubtful accounts, valuation of the note receivable, estimated useful lives of assets, provisions for contingent liabilities, measurement of stock based compensation, valuation of future tax assets, determination of proved reserves and reflect management's best estimate. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined necessary. Actual results may differ from those estimates.

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

Debt Issuance Costs

We amortize debt issuance costs on an interest rate method over the life of the related debt.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, notes due from officers and employees, notes receivable, accounts receivable, trade payables, accrued liabilities, notes payable, convertible debentures and subscriptions payable. The carrying value of these financial instruments approximates their fair values due to their short-term to maturity and similarity to current market rates and represent their maximum credit risk. It is the opinion of our management that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Under the full cost method of accounting, capitalized costs are accumulated into cost centers on a country-by-country basis. These costs, plus a provision for future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves, are then depleted and depreciated using the unit-of-production method, based on estimated proved oil and gas reserves as determined by independent engineers where significant. For purposes of the depletion and depreciation calculation, proved oil and gas reserves are converted to a common unit of measure on the basis of their approximate relative energy content.

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

Other Property and Equipment

We carry our other property and equipment at cost, and depreciate or amortize them over their estimated service lives using the declining balance method as follows:

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

Research and Development Expenditures

We expense all research and development expenditures we incur to develop, improve and test our SFD Survey System and related components, including allocable salaries. Any intellectual property acquired for the purpose of enhancing research and development project, if there is no alternative use for the intellectual property, is expensed in the period acquired.

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

Stock-Based Compensation for Employees and Directors

In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value at the date of grant and the only condition of exercise is continued employment. See note 11

Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation expense of approximately $516,525, $241,722 and $306,509 and for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively. These amounts are determined using an option-pricing model with the following assumptions:

	2005	2004	2003
Weighted-Average Fair Value of Options Granted in Each Year
($/option)	$1.11	$1.18	$1.45
Expected Dividends paid per common share ($/share)	Nil	Nil	Nil
Expected life (years)	3	3	4.5
Expected volatility in the price of NXT’s common shares (%)	213	235	207
Risk free interest rate (%)	4%	4%	4%

Summarized below is pro forma financial information for the three years ended December 31, 2005, 2004 and 2003, which presents the net loss for the year and loss per common share for the year calculated in accordance with SFAS No. 123:

	Twelve Months Ended
	December 31,
	2005	2004	2003
Net loss as reported	$(7,836,478)	$ (3,182,421)	$ (2,813,874)
Add: Stock-based employee compensation expense,
included in reported net loss	46,859	-	89,100
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards	(516,525)	(241,722)	(306,509)
Pro forma net loss for the year	$(8,306,144)	$ (3,424,143)	$ (3,031,283)
Pro forma basic and diluted loss per common share	$(0.39)	$(0.17) $	(0.17)

Derivative financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of any freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.

3. Note Receivable from Former Officer

In September 1998, we loaned CDN $54,756 (US $35,760 as of that date) to an officer of the company. The officer left the Company in 2002. Pursuant to a promissory note the loan had a 5½% interest rate and repayment terms consisting of monthly payments and final balloon payment on October 3, 2003. The loan is in default and we have issued a statement of claims to recover the monies owed. Although we are confident that we will obtain a judgment against the debtor in December 2005 we recorded an allowance for doubtful account for 100% of the monies owed due to uncertainty that the claim against the debtor will be collectable.

4. Oil and Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for our years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004.

	Capitalized for the Years Ended			Capitalized as of
		December 31		December 31
	2005	2004	2003	2005	2004
Acquisition costs	$42,633	$122,825	$386,349	$1,115,347	$1,072,714
Exploration costs	627,616	269,113	733,305	4,089,936	3,462,320
Oil and natural gas properties	670,249	391,938	1,119,654	5,205,283	4,535,034
Less impairment and depletion	(691,092)	(404,080)	(1,310,968)	(3,780,906)	(3,089,814)
Less dispositions	(52,504)	(20,673)	(104,701)	(336,133)	(283,629)
Less discontinued operations	-	-	(1,273,498)	-	-
Net oil and natural gas properties	$(73,347)	$(32,815)	$(1,569,513)	$1,088,244	$1,161,591

The property costs net of depletion, impairments and dispositions, by proved and unproved classification, are as follows at December 31, 2005 and 2004:

					Capitalized As of
					December 31
					2005	2004
Proved property costs					$26,024 $	35,543
Unproved property costs					1,062,220	1,126,048
					$1,088,244 $	1,161,591
The unproved costs are all land expenditures. The properties are:
	Capitalized for the Years
	ended December 31,			Capitalized as of December 31,
	2005	2004	2003	2005	2004
South Adsett	$9,163	$19,863	$57,146	$ 282,076	$272,913
Tenaka	10,019	21,777	277,000	308,796	298,777
Entice	-	(51,771)	51,771	-	-
Drumheller	(53,760)	(3,840)	(45,030)	-	53,760
Scandia	-	(37,980)	(29,692)	-	-
Medicine Hat	(134,400)	(9,600)	(112,576)	-	134,400
Suffield	224	(3,024)	(35,461)	42,560	42,336
Other miscellaneous	104,926	(3,783)	(272,027)	428,788	323,862
Discontinued operations	-	-	(679,198)	-	-
Unproved properties	$(63,828)	$(68,358)	$(788,067)	$ 1,062,220	$ 1,126,048

The company had partners farm-in on the South Adsett prospect in late 2003 and a deep well was drilled and abandoned in early 2004. The farm-in earned an interest in only a small portion of the South Adsett lands. The well was abandoned yet the drilling results confirm that the area is prospective for shallow gas opportunities. Tenaka, located near the South Adsett prospect, may have similar prospects for natural gas.

The remaining minor properties consist of many small parcels of lands or minor interests throughout Alberta.

At the end of each quarter we assess our unproved properties for any impairment in value (see note 2). We compare the average price paid per acre for petroleum and natural gas rights in the province, after applying a discount to recognize the shorter remaining life of certain of our leases and the possible reduced economic value, to the recorded carrying cost of our leases. Based upon these evaluations, we have determined that our unproved properties continued to have prospective commercial viability as of these dates but that an impairment had occurred and it has been added to the costs to be amortized. The costs to be amortized were then measured for impairment by performing a ceiling test.

The ceiling test compares the recorded capitalized costs, less accumulated amortization and deferred taxes to the sum of (a) the present value of the estimated future net revenues computed by applying current oil and gas prices to estimated future production of oil and gas reserves less estimated future expenditures to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent; and (b) the cost of the properties not being amortized. In 2005 the ceiling test resulted in a write-down of $77,698 ($172,623 in 2004 and $945,000 in 2003), which amount is included in depletion and impairment of oil and natural gas properties on the income statement.

5. Other Property and Equipment

Summarized below are our capitalized costs for other property and equipment as of December 31, 2005 and 2004:

	December 31	December 31
	2005	2004
Computer and SFD equipment	$378,373	$359,809
Computer and SFD software	159,888	155,223
Equipment	50,113	89,302
Furniture and fixtures	233,916	222,602
Leasehold improvements	270,803	257,224
SFD survey system (including software)	148,321	136,425
Tools	2,114	2,046
Vehicle	18,828	18,828
Flight Equipment	1,539	1,489
Other property and equipment	1,263,895	1,242,948
Less accumulated depreciation, amortization and impairment	(1,123,031)	(1,066,296)
Net other property and equipment	$140,864	$176,651

6. Other Accrued Liabilities

As of December 31, 2005 the Company has $883,015 of other accrued liabilities. This amount includes $81,178 accrued audit fees, $32,636 payable for tax return preparation, $5,000 accrued legal fees, $1,290 payable for reserve report and $1,290 crown royalty payable, $729,341 in consulting fees, $20,911 in finder’s fees for the Bridge Financing and $5,760 accrued oil and gas property costs. Pursuant to agreements executed with consultants the $729,341 obligation can be settled in cash or common shares. See subsequent event note 18.

7. Note Payable

As of December 31, 2005 the Company has a loan outstanding in the amount of $207,625 US. This amount is comprised of $250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004. These agreements provide that the loans accrue interest at the rate of 0.58% per month

(7.0% per annum). The maturity date for this loan is April 15, 2007.

8. Common Stock

The loss per share is presented in accordance with the provision of SFAS No. 128, Earnings Per Share (“EPS”). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the years ended December 31, 2005, 2004 and 2003 because the company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

In calculating diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003, we excluded all options and warrants, either because the exercise price was greater than the annual average market price of our common shares in those years or the exercise of the options and warrants would have been anti-dilutive. During these three years, outstanding stock options and warrants were the only potentially dilutive instrument.

Year Ended December 31, 2005

On January 13, 2005 we issued 125,000 common shares in full payment of a couple of invoices for $218,750 for services provided by consultants to NXT to assist us with corporate strategy and planning.

On March 17, 2005 we issued 10,000 common shares in conjunction with the $2.00 ($2.60 Cdn) private placement, for which we had already received the money in the prior year and was shown as subscriptions payable at the end of 2004.

On March 30, 2005 we issued 23,600 common shares in conjunction with the $2.00 ($2.60 Cdn) private placement, for which we had already received the money in the prior year and was shown as subscriptions payable at the end of 2004.

On July 31, 2005 we issued 6,000 common shares in conjunction with the $2.00 ($2.60 Cdn) private placement, for which we had already received the money in the prior year and was shown as subscriptions payable at the end of 2004.

On December 31, 2005 we issued 147,500 common shares in conjunction with the $2.00 ($2.60 Cdn) private placement, for which we had already received the money in the prior year and was shown as subscriptions payable at the end of 2004. We also had a refund on $12,320 finder’s fees that we had outstanding, which was waived by the finder.

Year Ended December 31, 2004

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

Year Ended December 31, 2003

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

9. Preferred Shares

On December 31, 2005 the Amended and Restated Technical Service Agreement was signed between the Company and George Liszicasz, its Chief Executive Officer. According to the terms of the agreement Mr. Liszicasz received 10,000,000 preferred shares. Of these preferred shares 2,000,000 were immediately convertible into common shares on a one-to-one basis but have not yet been converted. The remaining 8,000,000 preferred shares are conditionally convertible into common shares if specified annual revenue objectives are met. Preferred shares carry liquidation preferences over common shares.

The Preferred shares were issued in consideration for Mr. Liszicasz granting the Company an intangible asset. The asset consists of an exclusive, world-wide license to use, develop, copy and modify the Operating SFD Detectors and to the extent reasonably necessary, the SFD Theories for use in the exploration of hydrocarbon resources.

The preferred shares are progressively convertible on a one-to-one basis into common shares, at the option of the holder once annual revenue objectives are met. The following schedule outlines the number of preferred shares that become convertible at various revenue stages of the Company.

	Preferred Shares are Convertible	Number of Preferred
Stage	when the following annual	Shares convertible when
	revenue objective are met	Revenue Objectives are met
1	Nil	2,000,000
2	$50 million	2,000,000
3	$100 million	2,000,000
4	$250 million	2,000,000
5	$500 million	2,000,000
TOTAL		10,000,000

All ten million (“10,000,000) preferred shares became issued and outstanding upon execution of the agreement on December 31, 2005. A maximum of five million ("5,000,000") of the preferred shares can be converted without ratification by Shareholders of the Corporation. The remaining five million

("5,000,000") require ratification by the Shareholders of the Corporation, but will be subject to cancellation in the event that they are not authorized at a meeting of the shareholders. Gross revenue of the Corporation is determined on a consolidated basis in accordance with Generally Accepted Account Principles and will also include the proceeds of sale of assets by the Corporation or its subsidiaries.

The preferred shares issued were valued using an option-pricing model with the following assumptions and valuations:

	Immediately	Conditionally
	Convertible	Convertible	Total
Number of Preferred Shares	2,000,000	8,000,000	10,000,000
Fair Value per Preferred Shares Issued	$1.400	$0.025	$1.50
Cost to Convert Preferred Shares to Common Shares	$0.00	$0.00	$0.00
Expected Dividends paid per common share ($/share)	Nil	Nil	Nil
Expected life (years)	10.0	10.0	10.0
Expected volatility in the price of NXT’s common shares	300%	300%	300%
Risk free interest rate (%)	4%	4%	4%
Fair Market Value of Preferred Shares	$2,800,000	$200,000	$3,000,000

The value for the Preferred Shares is substantially assigned to the first two million (“2,000,000”) preferred shares that are immediately convertible into Common Shares. The remaining eight million (“8,000,000”) preferred shares have been assigned a nominal value reflecting the uncertainty that the required revenue objectives will be achieved to allow the Preferred Shares to be convertible into Common Shares.

As per FAS 2 “Accounting for Research and Development Costs” intangibles that are purchased from others for a particular research and development project and that have no alternative uses and therefore no separate economic value, such as the SFD intellectual property, are to be accounted for as research and development expense at the time the cost is incurred. Accordingly we have expensed in 2005 the full value of this intangible asset as a research and development expense.

10. Convertible Debentures

In the fourth quarter of 2005 we closed private placement bridge-financing contracts. Pursuant to these contracts the Company issued $1,955,342 of special notes and 1,989,265 Special Warrants in exchange for cash proceeds of $1,649,764 (net of commission paid of $24,928) and the conversion of Note Payable and accrued interest of $280,650 for an aggregate net value proceed of $1,930,414.

The special notes are deemed to convert into debentures four months following close. Both the special note and the debentures have substantially the same features and are herein referred to as the debenture. The debenture matures eighteen (18) months from closing and bears interest at ten percent (10%) per annum. An additional two percent (“2%”) penalty shall be paid by the Company if registration statements are not filed under appropriate legislation to ensure that shares underlying the debenture and warrant are available for resale within 90 days of closing. All debentures rank equally with all other convertible debentures. The debenture is secured by certain specified oil and gas properties.

The debenture obligation can be discharged by the Company in the following manners:

1.	At the option of the debenture holder the outstanding principal and accrued interest can be converted until maturity into common shares at a price of the lesser of $0.70 per unit or 85% of the lowest price of any common share issued during the term of the debenture other than through the exercise or warrant or options.

2.	The Company has the right to redeem a debenture prior to maturity date at a price equal to the principal amount plus 20% less any interest paid.

3.	In the event that the debenture is not fully redeemed or converted at six (“6”) months following the close then the Company is obligated to pay the investor monthly one twelfth ("1/12th" ) of the outstanding principal and any accrued interest beginning seven (“7”) months after close until the debenture is fully repaid. The Company’s redemption obligation can be paid by either common shares or cash. If the payment is paid in common shares, the issue price of the common share shall equal 85% of the average closing price for the ten (“10”) trading days preceding the payment date.

Each Special Warrant is deemed to convert into warrants four months following close. Both the Special Warrant and the warrant have substantially the same features and are herein referred to as warrants. Each warrant has a two (2) year term and is exercisable at any time into one common share at a price of $1.00 per share. If the closing bid price of the common shares exceeds $2.00 for a period of 20 consecutive days then the Company can call the warrants upon thirty day written notice.

The Special Notes were assessed under SFAS 133 as containing an embedded derivative liability. The Company is required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because the conversion price of the debt can be adjusted if we issue common stock at a lower price. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change.. This embedded conversion option is revalued using the binomial option pricing model. The warrants issued along with the convertible debenture were classified as equity in accordance with EITF 00-19 and were valued using a Black Scholes model.

The proceeds received on issuance of the convertible debt during 2005 were first allocated to the fair value of the bifurcated embedded derivative instruments included in the convertible notes and the warrants, with the remaining proceeds allocated to the Note Payables, resulting in the Note Payables being recorded at a significant discount from their face amounts as show in the table below. This discount, together with the stated interest on the Note Payable, is being amortized using an effective interest method over the term of the Note Payable.

Proceeds received on issuance of the convertible debt	$ 1,913,260
Minus:
Fair value of the conversion options (derivatives)	$ 503,564
Fair value of warrants	963,730
Notes Payable – debentures at carrying value	445,966

The conversion option was fair valued at inception ($503,564) and re-evaluated again at year end (December 31, 2005: $963,730) using an option-pricing model with the assumptions that the maximum price is set to reflect the forced conversion feature inherent in the convertible debenture. A debenture holder can choose to exercise the option at any time and convert at a conversion rate of one common share for every $0.70 of Debenture value. However, if the investor does not convert then NXT is able to force conversion (self liquidating feature of debenture). Starting in the 7th month following close NXT can convert 1/12th of the outstanding debenture to shares each month at 85% of 10 day average market value for the shares (based on the conversion rights of the shareholders). The maximum value that the share price will reach is set at $1.50. The $1.50 maximum value is based upon the estimation that once the share price reached $1.50 an investor would exercise the conversion option at $0.70 rather than being forced into a conversion at a much higher price (i.e. 85% of $1.50 or $1.28)

The carrying value of the debenture at close reflects the $1,955,342 face value of the debenture less a discount of $1,509,376. The carrying value of the debenture will accrete up to the face value over the life of the debenture. The Company recorded an accretion expense of $500,737 and interest expense on the debenture of $35,283

The amount recorded on the balance sheet as at December 31, 2005 has been calculated as follows:

Debenture at carrying value at close	$ 445,966
Accretion expense	500,737
Interest Expense	35,283
Debenture carrying value at December 31, 2005	$981,986

In accordance with SFAS 133 embedded derivative instrument, unless certain conditions are met, requires revaluation at the end of each reporting period. In accordance with this standard the convertible feature of the debenture, prior to discharge, must be revalued each period end. Any value change is reflected as an expense for the period. The primary factor that will impact the fair market value is the market value for Company’s common shares. In accordance with this standard the conversion feature was revalued at year-end as follows:

Fair value of the Conversion Feature at inception	$ 503,564
Change in fair market value	917,820
Fair value of the Conversion Feature at December 31, 2005	$1,421,384

The fair value of the conversion feature of $1,421,384 is recorded with the convertible debentures on the balance sheet and the change of fair value of $917,820 was recognized in interest – convertible debenture on statement of loss and comprehensive income.

11. Employee and Director Options
Description of Plans

Through December 31, 2005, we have granted options to selected employees, directors, advisors and consultants of our company pursuant to the following separate arrangements or plans (the "Plans"):

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

Summary of Option Grants

We have summarized below all transactions involving option grants under the Plans for our three fiscal years ended December 31, 2005:

	2005		2004		2003
	Common	Weighted	Common	Weighted	Common	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,692,335	$ 1.40	2,008,942	$ 1.45	1,501,842	$ 2.02
Granted	795,000	1.11	648,000	1.90	790,000	0.35
Exercised	(265,640)	(0.90)	(218,621)	(1.18)	(234,999)	(0.41)
Forfeited	-	-	(33,334)	(0.09)	(36,334)	(1.40)
Expired	(538,695)	(1.34)	(712,652)	(1.93)	(11,567)	(0.45)
Outstanding at end of year	1,683,000	$ 1.87	1,692,335	$ 1.40	2,008,942	$ 1.45
Exercisable at end of year	927,660	$ 1.26	653,663	$ 1.83	1,309,270	$ 1.84
Available for grant at end of year	1,961,640		2,217,945		1,149,959

We have summarized below all outstanding options under the Plans as of December 31, 2005:

			As of December 31, 2005
				Vested and
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Exercisable
Independent Grants
	January 4, 2001	$2.00	15,000	15,000
1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	10,000
	January 4, 2001	$2.00	115,000	115,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	20,000
	August 13, 2002	$0.38	15,000	15,000
	March 27, 2003	$0.14	60,000	40,000
	September 8, 2003	$0.43	115,000	59,998
	August 12, 2004	$2.15	170,000	56,666
	December 23, 2004	$1.47	123,000	40,998
	July 19, 2005	$0.65	60,000	-
	September 20, 2005	$1.48	20,000	20,000
	October 7, 2005	$0.62	5,000	5,000
1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	26,666
	July 19, 2005	$0.65	60,000	-
	December 21, 2005	$1.48	150,000	-
2000 Directors Stock Option Plan
	August 13, 2002	$0.38	60,000	60,000
	September 20, 2002	$0.29	10,000	10,000
	September 8, 2003	$0.43	80,000	53,332
	July 19, 2005	$0.65	30,000	-
2004 Stock Option Plan
	March 31, 2005	$1.48	100,000	-
	June 28, 2005	$0.65	260,000	260,000
			1,683,000	927,660

Contractual Life for Outstanding Options
	2006	2007	2008	2009	2010	2011
$0.14	-		60,000	-	-	-
$0.29	-	10,000	-	-	-	-
$0.38	-	75,000	-	-	-	-
$0.43	-	-	195,000	-	-	-
$0.62	-	-	-	-	5,000	-
$0.65	-	-	-	-	410,000	-
$1.47	-	-	-	123,000	-	-
$1.48	120,000	-	-	-	150,000	-
$2.00	46,000	31,000	31,000	31,000	11,000	5,000
$2.15	-	-	-	250,000	-	-
$2.50	50,000	35,000	35,000	-	-	-
$4.13	2,000	2,000	2,000	2,000	2,000	-
	218,000	153,000	323,000	406,000	578,000	5,000

Consultant and executive options outstanding as of December 31, 2005 vest over the next three years, from the date of grant based upon the continued provision of services. The options vest one-third each on the first through third anniversaries of the grant date.

The director options granted after January 1, 2000 that are outstanding as of December 31, 2005 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

Compensation Expense Associated With Grant of Options

Pursuant to APB 25, we have recorded $ nil (2004 – nil, 2003 – $89,100) compensation expense relating to the grant of options as the exercise price for certain options we have granted to our employees and directors was less than the market price of the underlying common shares on the effective date of grant. See note 2.

These amounts are determined using an option-pricing model with the same assumptions as used for Stock-based Compensation for Employees and Directors

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

13. Income Taxes
Net Operating Losses Carried Forward

As of December 31, 2005, the following net operating losses are available to reduce our taxable income in future years:

Country	Amount	Expiration
		Dates
United States	$5,867,307	2010—2024
Canada	$10,010,600	2004—2011

Deferred Income Tax Assets and Liabilities

As of December 31, 2005 our accounts contained the following deferred income tax assets and liabilities:

		Statutory	Tax
United States	Amount	Tax Rate	Benefit
Tax benefit of loss carry forwards	$5,867,307	34%	$1,994,885
Tax asset related to depreciation	Nil	34%	Nil
Valuation reserve			$(1,994,885)
			$ Nil
		Statutory	Tax
Canada	Amount	Tax Rate	Benefit
Tax benefit of loss carry forwards	$10,010,600	39.25%	$3,929,161
Tax asset related to depreciation	$5,221,106	39.25%	$2,049,284
Valuation reserve			$(5,977,683)
			$ Nil

As of December 31, 2004 our accounts contained the following deferred income tax assets and liabilities:

		Statutory	Tax
United States	Amount	Tax Rate	Benefit
Tax benefit of loss carry forwards	$5,861,634	34%	$1,992,955
Tax asset related to depreciation	Nil	34%	Nil
Valuation reserve			$(1,992,955)
			$ Nil
		Statutory	Tax
Canada	Amount	Tax Rate	Benefit
Tax benefit of loss carry forwards	$7,035,447	39.25%	$2,761,061
Tax asset related to depreciation	$4,924,642	39.25%	$1,932,676
Valuation reserve			$(4,693,737)
			$ Nil

We have not provided for any amount of current or deferred U.S. or Canadian federal, state or provincial income taxes for the current period or any prior period presented. We have provided a full valuation allowance on the deferred tax asset and liability, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset during the year ended December 31, 2005 was $1,282,016 as compared to $406,320 for the year ended December 31, 2004.

14. Related Party Transactions

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2005, 2004, and 2003:

December 31	2005	2004	2003
Collective legal fees expensed to law firms with partners
who were also directors of NXT or NXT Energy Canada	Nil	Nil	Nil
Collective wages, fees and benefits paid to executive officers
of NXT, who were also directors of NXT	$107,389	$116,373	$107,382
Accounts receivable due from executive officers	$2,884	$5,803	Nil
Interest expense recognized or paid to related parties and
officers	$25,636	Nil	Nil

15. Commitments and Contingencies

On December 1, 2005 we entered into a sublease agreement for our new office space for a term of eleven months. The monthly minimum lease payments are CDN $ 10,719 per month.

On November 27, 2002, we were served a Statement of Claim, which had been filed on November 25, 2002, in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0201-19820), naming Energy Exploration Technologies Inc. and George Liszicasz as defendants. Mr. Dirk Stinson, the plaintiff, alleges that NXT failed to pay him compensation of $74,750, plus interest, under a consulting agreement and further alleges that NXT, without lawful justification, obstructed Mr. Stinson from trading his shares of NXT. On December 10, 2002, we filed our Statement of Defense. Mr. Stinson is a past President and director of NXT. We believe the claim against us is contentious because of the ambiguity of the arrangements and we are vigorously defending ourselves against the claim.

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

NXT was not party to the Ferry Flight Contract. We believe the claim against us is without merit and we intend to vigorously defend ourselves against the claim and will seek an expeditious dismissal of the claim.

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

In June 2004 we sold airplane parts in exchange for 30 hours of rental time on an airplane from Avia Aviation. The airplane parts had been written off in previous years and had no recorded value at the time. We used the rental rate for the airplane of $1,747 US per hour based on previous invoices from Avia Aviation for the valuation of the transaction. We recognized a gain of $45,725 on the sale. We also incurred $12,231 of administrative expenses in relation to discontinued operation. The net gain from discontinued operations was $33,494 in 2004 and was nil for the year ended December 31, 2005.

For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations. Accordingly, prior period financial statements have been reclassified to reflect this change.

17. Segment Information

We operate in only one business segment, oil and natural gas exploration, insofar as we develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology. Summarized below with respect to our years ended December 31, 2005, 2004, and 2003 and is geographic information relating to:

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

Of our total revenue, $48,686 came from a single external customer (Centrica Canada Ltd.) and was earned in the geographical segment of Canada.

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets and the accounting policies of each segment are the same as those described in note 2.

	United States	Canada	Total
Twelve Months Ended
December 31, 2005:
Revenues from oil and natural gas production	$-	$48,686	$48,686
Net loss from continuing operations	$-	$(7,836,478)	$(7,836,478)
Income from discontinued operations	$-	$-	$-
December 31, 2004:
Revenues from oil and natural gas production	$-	$48,031.00	$48,031.00
Net loss from continuing operations	$-	$(3,215,915)	$(3,215,915)
Income from discontinued operations	$33,494	$-	$33,494
December 31, 2003:
Revenues from oil and natural gas production	$-	$-	$-
Net loss from continuing operations	$-	$(2,973,639)	$(2,973,639)
Income from discontinued operations	$159,765	$-	$159,765
Summarized below is geographic information relating to our assets as of December 31, 2005 and December 31, 2004, allocated amongst the geographic areas in which the assets were physically located or principally connected:
Assets As Of	United States	Canada	Total
December 31, 2005:	$-	$2,459,323	$2,459,323
December 31, 2004	$-	$2,657,956	$2,657,956

18. Subsequent Events

On April 19, 2006 the Company closed a Private Placement for gross and net proceeds of US$1,685,000. NXT issued 1,685,000 Units at a price of US$1.00 per Unit. Each Unit consisted of one (1) common share and one (1) warrant. Each warrant shall entitle the holder to purchase one additional Common Share at $2.00 US per share. The warrant expires two (2) years from the date of issue.

The issuance of the shares is exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Shares are restricted and must be resold pursuant to Rule 144 promulgated by the SEC under the Securities Act of 1933 and pursuant to Multilateral Instrument 45-102 Resale of Securities in Canada.

In connection with the financing, NXT will pay a commission of an additional 131,200 Units.

In 2006 the Company issued 582,788 common shares to consultants to satisfy in full the accrued liability of $729,341 as reflected in Other Accrued Liabilities.

The Company entered into a survey contract with a third party in the amount of $1,2000,000. The contract is scheduled to be completed in 2006. The contract is subject to financing of the client.

On April 6, 2006 the maturity date of the note payable was extended to April 15, 2007. See Note 7.

19. Comparative Figures

Certain amounts in the consolidated financial statements have been reclassified in the current period to conform to the current year’s presentation.

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

Table I

Total Costs Incurred In Oil and Natural Gas Acquisition, Exploration and Development Activities

Years Ended	United States	Canada	Total
December 31, 2005:
Acquisition costs	$-	$42,633	$42,633
Exploration costs	-	627,616	627,616
Development costs	-	-	-
	$-	$670,249	$670,249
December 31, 2004:
Acquisition costs	$-	$122,825	$122,825
Exploration costs	-	269,113	269,113
Development costs	-	-	-
	$-	$391,938	$391,938
December 31, 2003:
Acquisition costs		$386,349	$386,349
Exploration costs		733,305	733,305
Development costs	-	-	-
	$-	$1,119,654	$1,119,654

Table II
Capitalized Costs Related To Oil and Natural Gas Producing Activities
		United States		Canada		Total
As At December 31, 2005:
Proved property costs	$	Nil		$57,714		$57,714
Less dispositions		-		-		-
Less impairment		-		-		-
Less depletion		-		(31,690)		(31,690)
Net proved property costs		-		$26,024		$26,024
Unproved property costs		-		4,874,816		4,874,816
Less impairment		-		(3,812,596)		(3,812,596)
Net unproved property costs		-		1,062,220		1,062,220
		$-		$1,088,244		$1,088,244
As At December 31, 2004:
Proved property costs	$	Nil		$55,841		$55,841
Less dispositions		-		-		-
Less impairment		-		-		-
Less depletion		-		(20,298)		(20,298)
Net proved property costs		-		$35,543		$35,543
Unproved property costs		-		4,271,703		4,271,703
Less impairment		-		(3,110,112)		(3,110,112)
Net unproved property costs		-		1,161,591		1,161,591
		$-		$1,197,134		$1,197,134
As At December 31, 2003:
Proved property costs	$	Nil	$	Nil	$	Nil
Less dispositions		-		-		-
Less impairment		-		-		-
Less depletion		-		-		-
Net proved property costs		-		$-		-
Unproved property costs		-		3,880,140		3,404,471
Less impairment		-		(2,685,734)		(2,210,065)
Net unproved property costs		-		1,194,406		1,194,406
		$-		$1,194,406		$1,194,406

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

Year ended December 31, 2005:	United States	Canada	Total
Proved Reserves – Natural Gas And Condensate (McfGE)
Proved reserves, beginning of year	-	20,000	20,000
Additions	-	-	-
Production	-	(2,000)	(2,000)
Technical revision	-	1,000	1,000
Property dispositions	-	-	-
Proved reserves, end of year	-	19,000	19,000
Year ended December 31, 2004:	United States	Canada	Total
Proved Reserves – Natural Gas And Condensate (McfGE)
Proved reserves, beginning of year	-	-	-
Additions, February 2004	-	31,046	31,046
Production	-	(11,046)	(11,046)
Property dispositions	-	-	-
Proved reserves, end of year	-	20,000	20,000
Year ended December 31, 2003:	United States	Canada	Total
Proved Reserves – Natural Gas And Condensate (McfGE)
Proved reserves, beginning of year	214,100	19,800	233,900
Adjustments	-	(19,800)	(19,800)
Production	(4,634)	-	(4,634)
Property dispositions	(209,466)	-	(209,466)
Proved reserves, end of year	-	-	-

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

Year Ended December 31, 2005:	United States	Canada	Total
Future cash inflows	Nil	$ 181,427	$181,427
Future production costs	-	(30,095)	$(30,095)
Future development costs	-	(6,019)	$(6,019)
Future net revenue before income taxes	-	145,313	$145,313
10% annual discount for estimated timing of cash flows	-	(20,635)	$(20,635)
Discounted future net cash flows before income taxes	-	124,678	$124,678
Future income taxes, discounted at 10% per annum	-	-	$-
Standardized measure of discounted future net cash flows	Nil	$ 124,678	$124,678
Year Ended December 31, 2004:	United States	Canada	Total
Future cash inflows	Nil	$ 126,000	$126,000
Future production costs	-	(22,300)	$(22,300)
Future development costs	-	(4,700)	$(4,700)
Future net revenue before income taxes	-	99,000	$99,000
10% annual discount for estimated timing of cash flows	-	(14,000)	$(14,000)
Discounted future net cash flows before income taxes	-	85,000	$85,000
Future income taxes, discounted at 10% per annum	-	-	$-
Standardized measure of discounted future net cash flows	Nil	$ 85,000	$85,000
Year Ended December 31, 2003:	United States	Canada	Total
Future cash inflows	Nil	Nil	Nil
Future production costs	-	-	-
Future development costs	-	-	-
Future net revenue before income taxes	-	-	-
10% annual discount for estimated timing of cash flows	-	-	-
Discounted future net cash flows before income taxes	-	-	-
Future income taxes, discounted at 10% per annum	-	-	-
Standardized measure of discounted future net cash flows	Nil	Nil	Nil

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

Interim Quarter Ended		Dec. 31, 2005	Sept. 30 ,2005	June 30, 2005	March 31, 2005
Revenue		$13,514	$14,507	$9,544	$11,121
Net loss from continuing operations		$(5,440,096)	$(293,050)	$(483,648)	$(1,619,684)
Net loss from discontinued operations	$	- $	-	$4,303	$(4,303)
Comprehensive loss		$(5,470,882)	$(227,601)	$(488,771)	$(1,652,896)
Net loss		$(5,440,096)	$(293,050)	$(479,345)	$(1,623,987)
Basic and diluted loss per share		$(0.26)	$(0.01)	$(0.02)	$(0.08)
Basic and diluted loss per share for
continuing operations		$(0.26)	$(0.01)	$(0.02)	$(0.08)
Interim Quarter Ended		Dec. 31, 2004	Sept. 30 ,2004	June 30, 2004	March 31, 2004
Revenue		$11,639	$17,743	$4,344	$44,599
Net loss from continuing operations		$(760,201)	$(415,619)	$(1,011,381)	$(1,028,714)
Net loss from discontinued operations		$(2,331)	$5,052	$41,805	$(11,032)
Net loss		$(721,007)	$(346,154)	$(1,022,979)	$(1,104,388)
Comprehensive loss		$(762,532)	$(410,567)	$(969,576)	$(1,039,746)
Basic and diluted loss per share		$(0.04)	$(0.02)	$(0.05)	$(0.06)
Basic and diluted loss per share for
continuing operations		$(0.04)	$(0.02)	$(0.05)	$(0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

NXT’s articles provide for a minimum of one director and a maximum of 15 directors comprising our board of directors. At present, our board of directors consists of five members.

Our directors are appointed by our common stock shareholders at our annual meeting of shareholders and hold the position either until the next annual shareholders meeting or until a successor is appointed. Our directors recently appointed Mr. Charles Selby to the board and his appointment will be submitted to the shareholders for approval at the next annual shareholders meeting.

The following table sets forth information, as of March 15, 2006, regarding our directors, executive officers and key employees:

GEORGE LISZICASZ	Mr. Liszicasz is the inventor of the SFD technology and has been
Age 52	our Chairman and Chief Executive Officer since inception. Mr.
Director and Chief Executive	Liszicasz was appointed our interim President and interim Chief
Officer since January 1996	Financial Officer in July 2002. Mr. Liszicasz's primary
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
NXT Aero USA, Inc.
Mr. Liszicasz studied electronics and general sciences at the
University of British Columbia and obtained a High Voltage
Controls and Station Operations degree in Electronics from the
Landler Jeno Technitken in Hungary in 1973.
DOUGLAS ROWE	Mr. Rowe has been the President, Chief Executive Officer and a
Age 63	director of Birch Mountain Resources Ltd. (TSX:BMD;
Director since May 2002	OTCBB:BHMNF), a Canadian junior mineral exploration
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
Mr. Rowe is chairman of our Compensation Committee.
SCOTT R. SCHRAMMAR	Mr. Schrammar retired in 1992. From 1989 to 1992, Mr.
Age 56	Schrammar was an independent trader at the American Stock
Corporate Secretary since September	Exchange. From 1983 to 1988, he was Head Floor Broker for
2002	Moseley, Hallgarten, Estabrook and Weeden at the American
Stock Exchange. Mr. Schrammar is the Corporate Secretary of all
of our subsidiaries.
Mr. Schrammar graduated Summa Cum Laude from the City
University of New York with his Bachelor degree in Psychology in 1974 prior to continuing his studies at the Brooklyn Law School and receiving his Juris Doctor Degree in 1978.
ROBERT VAN CANEGHAN	Mr. Van Caneghan retired in 1994. He has over 25 years of
Age 58	experience as a market maker and specialist broker. From 1984 to
Director since May 2002	1994, he was a principal of Miceli-Van Caneghan, a specialist firm
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
Business in 1974. Mr. Van Caneghan attended Brooklyn Law
School where he graduated with a Juris Doctor degree in 1978.
Mr. Van Caneghan is a member of our Audit Committee.
BRIAN KOHLHAMMER	Mr. Kohlhammer is a Chartered Accountant with over eighteen
Age 42	years experience in financial management reporting including four
Director since December 2004	years public accounting and fourteen years financial forecasting,
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

Calgary, Alberta. Mr. Kohlhammer is a board member of our two
Canadian subsidiaries, NXT Aero Canada, Inc. and NXT Energy
Canada, Inc.
Mr. Kohlhammer is the Financial Expert on our Audit Committee.
CHARLES SELBY	Mr. Selby is both a Lawyer and Professional Engineer, holding
Age 49	B.Sc. (Hons) and LL.B degrees. He operates an independent
Director since January 2006	corporate finance consulting firm and continues an associated legal practice which specializes in securities, oil and gas and international financial transactions. Mr. Selby was employed as a petroleum engineer in the energy sector in Canada, the United
States of America, and Saudi Arabia prior to practicing law.
Mr. Selby is currently an officer of Pengrowth Corporation and
Pengrwoth Management Limited, which administer and manage
Pengrowth Energy Trust, a large North American energy royalty trust. He is also a founder and Chairman of the Board of
AltaCanada Energy Corp., a junior public oil and natural gas company with interests in Canada and the United States. Mr.
Selby is also a Board member of Qwest Energy Partnerships and the Trustee of EOG Saskatchewan Resources Trust.
ANDREW STEEDMAN	Mr. Steedman joined NXT in December 2005 as Vice President of
Age 45	Operations. Mr. Steedman holds a B.Sc. in Electrical Engineering
VP Operations since December	and an MBA, both from the University of Calgary.
2005
Prior to joining NXT, Mr. Steedman was the President of his own management consulting firm. From 2001 to 2003 he was
President and CEO of Wireless Networks and was responsible for the overall strategic direction of the company. From 1999 to 2001, he was Senior Manager of Business Development with Nortel
Networks. In this role he was responsible for developing Nortel’s unlicensed wireless strategy, identifying strategic partners, developing relationships with key customers and negotiating OEM agreements with key partners. From 1994 to 1999, Mr. Steedman held various positions within Nortel including product
management, project management, international business
development and marketing. From 1991 to 1994, Mr. Steedman
consulted in Bangkok to the Telephone Organization of Thailand
(TOT). He was responsible for the construction of a network
management center that would monitor the TOT’s national
network
KEN ROGERS	Mr. Rogers joined NXT in January 2006 as Vice President of
Age 53	Finance. Mr. Rogers is a Chartered Accountant with over 25 years
VP Finance since January 2006	of financial and operational management experience.
In 2005 Mr. Rogers provided contracted financial and regulatory reporting services to Enterra Energy Trust. Enterra is a $750 million income trust that trades on the NASDAQ and TSX. From
September 2003 to the end of 2004, Mr. Rogers was VP of
Finance for Superior Propane. Superior Propane is the only
national propane distributor in Canada with cash flows exceeding
$100 million annually and 1,800 employees. Superior is the
largest division of Superior Plus an income trust that trades on the

TSX. Responsibilities at Superior included supply and
transportation plus all finance functions for the division. From
2000 to 2003 he served as President and VP Finance for Foremost
Industries. Foremost is a manufacturer of off-road vehicles and drilling rigs. During this period Foremost converted to a TSX trading mutual fund trust. From 1991 through 1999 he provided financial and business consulting services to government and private clients. From 1979 through 1991 he worked for Canadian
Helicopters in various financial and operational capacities with the final position being VP and General Manager of their repair and overhaul division.

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

Identification of the Audit Committee

The Audit Committee's duties, as outlined in its charter, include recommending to our Board of Directors the engagement of our independent registered chartered accountants, reviewing and discussing the financial statements with management, reviewing the results of the independent registered chartered accountants examination of our periodic financial statements, and determining the independence of those accountants. Messrs. Kohlhammer, and Van Caneghan are members of the Audit Committee. Mr. Kohlhammer is the financial expert on the audit committee.

Messrs. Kohlhammer, and Van Caneghan are considered "independent" within the meaning of the rules of NASDAQ, the New York and American Stock Exchanges and the U.S. Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

On April 1, 2005 we received confirmation that our application to become a Reporting Issuer under the regulations of the Alberta Securities Commission was accepted. As a Reporting Issuer in Alberta Canada we are obliged to report insider trading through the System For Electronic Disclosure by Issuers (“SEDI”). The SEDI reporting obligation replaces our obligation to report pursuant to Section 16(a). All insiders of NXT have filed insider reports as required by SEDI. The SEDI reporting system can be accessed at www.sedi.ca.

Code of Ethics

To access a copy of NXT’s “Code of Business Conduct and Ethics” please go to our Internet website address at www.nxtenergy.com and under the “Stock Info” Tab you will find the link.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three years with respect to the following persons:

·	Our Chief Executive Officer;

·	Our four other most highly compensated executive officers (if any), whose annual salary and bonus exceeded $100,000 in the aggregate; and

					Long Term Compensation
		Annual
		Compensation		Awards		Payouts
						Securites
Named Executive Officer						Underlying	Log Term
and Principal Position					Restricted	Options and	Incentive	All Other
	Year	Salary (1)	Bonus	Other (2)	Stock	SARs	Plan	Compensation
George Liszicasz	2005	$107,389	---	---	---	---	---	---
Chief Executive Officer	2004	$116,373	---	---	---	---	---	---
	2003	$99,415	---	---	---	---	---	---

(1)	NXT ordinarily pays salaries to our executive officers in Canadian dollars. The amounts shown as paid in this table have been converted into United States dollars based upon the average exchange rate for the year of payment used in preparing our consolidated financial statements.

(2)	Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that year.

Summary of Stock Options and Stock Appreciation Rights Granted To Executive Officers

There were 270,000 options granted to our executive officers at prices ranging from $0.65 to $1.48 to purchase our common shares during 2005.

The following table sets forth information regarding stock option grants to our officers and directors as of March 15, 2006:

					Potential Realized Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
Individual Grants					Option Term
	Number of
	Securities	% of Total	Exercise or	Expiration
	Underlying Options	Options	Base Price	Date
Name	Granted (#)	Granted (1)	($/Sh)(2)	(mm/dd/yy)	5% ($)	10% ($)
George Liszicasz	15,000	0.89%	2.00	31/03/2006	8,927	19,926
	30,000	1.78%	0.14	03/27/08	1,160	2,564
	40,000	2.38%	0.43	09/08/2008	4,752	10,500
	40,000	2.38%	2.15	08/12/2009	23,760	52,504
	30,000	1.78%	0.65	28/06/2010	6,632	15,045
	30,000	1.78%	0.65	19/07/2010	6,632	15,045
Douglas Rowe	30,000	1.78%	0.38	08/13/07	3,150	6,960
	10,000	0.59%	0.29	09/20/07	801	1,770
	40,000	2.38%	0.43	09/08/2008	4,752	10,500
	40,000	2.38%	2.15	08/12/2009	23,760	52,504
	30,000	1.78%	0.65	19/07/2010	6,632	15,045
Robert Van Caneghan	30,000	1.78%	0.38	08/13/07	3,150	6,960
	40,000	2.38%	0.43	09/08/2008	4,752	10,500
	40,000	2.38%	2.15	08/12/2009	23,760	52,504
	30,000	1.78%	0.65	19/07/2010	6,632	15,045
Brian Kohlhammer	40,000	2.38%	1.47	12/23/2009	16,245	35,898
	30,000	1.78%	0.65	19/07/2010	6,632	15,045
Scott Schrammar	30,000	1.78%	0.14	03/27/08	1,160	2,564
	40,000	2.38%	0.43	09/08/2008	4,752	10,500
	40,000	2.38%	2.15	08/12/2009	23,760	52,504
	30,000	1.78%	0.65	19/07/2010	6,632	15,045
Andrew Steedman	150,000	8.91%	1.48	21/12/2010	75,501	171,287

(1)	Based on options exercisable to acquire a total 1,683,000 shares to executive officers, directors and employees.

(2)	The exercise price per share was equal to the fair market value of the common stock on the date of grant as determined by the board of directors.

The potential realizable value is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on U.S. Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

·	multiplying the number of shares of common stock subject to a given option by the exercise price;

·	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

·	subtracting from that result the aggregate option exercise price.

Summary of Stock Options and Stock Appreciation Rights Exercised By Executive Officers and Year End Balances

The following table provides certain information with respect to each of our executive officers in 2005 concerning any options to purchase our common shares or stock appreciation rights they may have exercised in 2005, and the number and value of their unexercised options as of December 31, 2005:

at December 31, 2005
	Shares			Value of In-The-Money
Named Executive	Acquired on	Value	Options at FY-End	Options at FY-End (1)(2)
Officer	Exercise	Realized	(Exercisable/Unexercisable	(Exercisable/Unexercisable)
George Liszicasz	-	-	104,999 / 80,001	$73,566 / $40,534
Jarmila Manasek	-	-	30,000 / 0	$22,500 / $0
Andrew Steedman	-	-	0 / 150,000	$0 / $0

(1)	The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.

(2)	The dollar value provided represents the cumulative difference in the fair market value of our common shares underlying all "in-the-money" options as of December 31, 2005 and the exercise prices for those options. Options are considered "in-the-money" if

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

Employment Agreements With Our Executive Officers

Mr. Liszicasz is employed as our Chief Executive Officer under a five-year employment agreement entered into on December 1, 2002, which contains the following principal compensatory provisions:

·	An initial base salary of CDN $21,000 per month, with an automatic increase of 5% on each anniversary date. However, Mr. Liszicasz reduced his monthly salary to CDN $10,500.

·	An annual bonus equal to 5% of our "net income after taxes" in the event we earn more than $5 million in net income after taxes in any year.

·	An annual performance bonus, as determined in the sole discretion of our board of directors.

At the conclusion of his initial term, Mr. Liszicasz’s employment agreement renews automatically each year for a successive one-year term, unless we or Mr. Liszicasz elects by a written, 60-day notice not to renew; or the agreement is terminated earlier in accordance with its terms.

Mr. Liszicasz’s employment agreement provides for early termination in the case of any of the following events as defined in the employment agreement:

·	death or disability;

·	a "change in control" of NXT;

·	termination of employment by NXT for "cause;" or

·	termination of employment by Mr. Liszicasz for "good reason."

Under the employment agreement a "change in control" means any of the following:

·	an acquisition whereby immediately after such acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of our then outstanding voting securities;

·	if in any period of three consecutive years after the date of the employment agreement, the then incumbent members of our board of directors cease to constitute a majority of the board for reasons other than voluntary resignation, refusal by one or more members of our board of directors to stand for election, or removal of one or more board member for good cause; or

·	our board of directors or shareholders approve a merger, consolidation or reorganization of NXT; the complete liquidation or dissolution of NXT; or the agreement for the sale or other disposition of all or substantially all of NXT's assets.

In general, where a termination is for death, disability, “cause" or by Mr. Liszicasz without "good reason", Mr. Liszicasz’s compensation allowances and benefits will accrue only through the effective date of the termination. However, where a termination is due to a "change in control", without "cause", or Mr. Liszicasz for "good reason", the employment agreement provides that we will pay compensation and certain allowances and benefits to Mr. Liszicasz through the end of the then applicable term.

Mr. Steedman and Mr. Rogers are employed as our VP Operations and VP Finance respectively under similar employment agreements, which contain the following principal compensatory provisions:

·	An initial base salary of CDN $10,000 per month.

·	An annual performance bonus, as determined in the sole discretion of our board of directors.

·	150,000 options to purchase shares in the Corporation. The options shall vest over a period of three years, with the first one third vesting one year from date of grant.

Mr. Steedman’s and Mr. Rogers’ employment agreements provides for early termination in the case of any of the following events as defined in the employment agreement:

·	death or disability;

·	termination of employment by NXT for "cause;" or

In general, where a termination is for death, disability, “cause”, compensation allowances and benefits will accrue only through the effective date of the termination. However, where a termination is without “cause”, the employment agreement provides that we will pay compensation and certain allowances and benefits as follows:

· In the first three months (The Probation Period), an amount equal to one times the monthly base salary as at Termination Date

· Subsequent to the Probation Period, a lump sum equal to 2 times the monthly base salary as at the Termination Date. In addition, a lump sum equal to the Monthly Base Salary as at the Termination Date, multiplied by one and one half month for each completed year of service.

· A further lump sum equal to ten percent (10%) of the Monthly Base Salary as at the termination date, multiplied by one and one half months for each completed year of service plus two months, in respect of the loss of employment benefits.

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

Board Compensation Committee Report on Executive Compensation

Compensation for our Executive Officers was determined by the Compensation Committee after considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions and our general financial condition. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders. The Compensation Committee was comprised of Mr. Doug Rowe and Mr. Dennis Hunter until Mr. Hunter’s resignation on November 22, 2005. At a Board of Directors meeting on April 20, 2006, Mr. Selby was appointed to the Compensation Committee to replace Mr. Hunter.

ITEM 12. OWNERSHIP OF NXT’S SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain selected information, computed as of March 15, 2006, about the amount and nature of our securities "beneficially owned" by the following persons as of that date:

·	each of our current directors and executive officers;

·	each person who is a beneficial owner of more than 5% of any class of our outstanding securities with voting rights; and

·	the group comprised of our current directors and executive officers.

		Stock
Name	Amount		%(1)
Directors & Officers
George Liszicasz (2)	5,242,489(3)		22.66%
383 Arbour Lake Way NW
Calgary, Alberta T3G 4A2
Douglas Rowe	104,999(4)		0.45%
246 Artist View Way
Calgary, Alberta T3N 3N1
Robert Van Caneghan	69,999		0.30%
123 Redcliff Road
Staten Island, NY 10305
Brian Kohlhammer	52,333(5)		0.23%
6612 Silverview Drive NW
Calgary, AB T3B 3K8
Scott Schrammar(2)	113,999(6)		0.49%
9438 U.S. 19 North, PMB 210
Port Richey, FL 34668
Andrew Steedman(2)	65,534(7)		0.28%
1131 Riverdale Avenue SW
Calgary, AB T2S 0Y9
Charles Selby	407,500		1.76%
1302 Prospect Avenue SW
Calgary, AB T2T 0X5
Ken Rogers(2)	0		0.00%
253 Woodbriar Circle SW
Calgary, AB T2W 6B3
Current directors, director-nominees	6,086,853(9)
and executive officers, as a group

(1)	Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such shares to be outstanding for purposes of computing the percentage ownership of any other person. The applicable percentage of ownership for each shareholder is based on 23,134,192 common shares outstanding as of March 15, 2006, together with applicable options. Except as otherwise indicated, we believe the beneficial owners of the common shares have sole voting and investment power over the number of shares listed opposite their names.

(2)	Executive officer.

(3)	Includes 5,127,490 common shares directly held by Mr. Liszicasz, and options exercisable within 60 days of March 31, 2006 to acquire 10,000 common shares.

(4)	Includes 25,000 common shares

(5)	Includes 39,000 common shares

(6)	Includes 44,000 common shares and options exercisable within 60 days of March 31, 2006 to acquire 10,000 common shares.

(7)	Includes 65,534 common shares

(8)	Includes 407,500 common shares

(9)	Includes 6,036,853 common shares and options exercisable within 60 days of March 31, 2006 to acquire 20,000 common shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Summarized below is information concerning related party transactions and balances not disclosed elsewhere in these consolidated financial statements for the years ended December 31, 2005, 2004, and 2003:

December 31	2005	2004	2003
Collective legal fees expensed to law firms with partners
who were also directors of NXT or NXT Energy Canada	Nil	Nil	Nil
Collective wages, fees and benefits paid to executive officers
of NXT, who were also directors of NXT	$107,389	$116,373	$107,382
Accounts receivable due from executive officers	$2,884	$5,803	Nil
Interest expense recognized or paid to related parties and
officers	$25,636	Nil	Nil

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Fees billed by Deloitte & Touche LLP were:

  $75,854 ($64,745 in 2004, $22,300 in 2003) for the audit of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

  $54,504 for the 2005 quarterly reviews ($28,668 for the 2004 quarterly reviews and $5,300 for the 2003 quarterly reviews) of the Consolidated Financial Statements included in Form 10-Q.

TAX FEES

Fees billed by Deloitte & Touche LLP, were $5,352 and $51,127 for 2005 and 2004 respectively for tax return preparation assistance and tax-related consultation.

ALL OTHER FEES

Fees billed in 2005 in the amount of $15,341 (NIL for 2004 and 2003) for the preparation of the amended 2004 10-K.

Fees billed in 2005 in the amount of $48,581 ($41,202 in 2004, nil in 2003) for the preparation of the F-1 Registration Statement

AUDIT COMMITTEE APPROVAL

Before Deloitte & Touche LLP is engaged by NXT to render audit or non-audit services, the engagement is approved by NXT’s Audit Committee. We have policies to ensure that we do not caused our auditor’s independence to be or appear to be compromised. All services provided by Deloitte & Touche LLP after May 6, 2003 are approved by our Audit Committee prior to any engagement for services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining
Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on
September 27, 1994
3.1 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of
State on February 23, 1996
3.2 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the
Nevada Secretary of State on April 1, 1998
3.3 (5)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the
Nevada Secretary of State on June 13, 2000
3.4 (1)	Amended Bylaws for Energy Exploration Technologies
3.5 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.6 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.7 (1)	Energy Exploration Technologies specimen common stock certificate
3.8 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.9 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.10 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc.
Stock Plan
3.11 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.12 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.13 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc.
Executive Stock Option Plan

3.14	(6)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.15	(6)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc.
		Directors' Stock Plan
3.16	(1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George
		Liszicasz and SFD Investment LLC
3.17	(8)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
3.18	(14)	2004 Stock Award and Stock Option Plan
10.1	(1)	Restated Technology Agreement dated August 1, 1996
10.2	(1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.3	(1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.4	(1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.5	(1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.6	(7)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.7	(1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.8	(1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.9	(1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.10 (1)		SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.11 (1)		Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.12 (1)		Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.13 (1)		American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.14 (1)		Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.15 (1)		Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.16 (1)		Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.17 (1)		Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.18 (1)		Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.19 (1)		Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and
		Executive Officer
10.20 (1)		Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997
10.21 (9)		Employment Agreement dated December 1, 2002 with George Liszicasz

10.22 (11)		Interim Operating Agreement dated August 25, 2004 by and between NXT and Mr. George Liszicasz, NXT’s
CEO and President
10.23 (11)		Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.24 (12)		Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Liszicasz
10.25 (12)		Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Liszicasz
10.26 (12)		Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Liszicasz
10.27 (12)		Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George
Liszicasz
10.28(15)		Loan Agreement Amendment dated February 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.29(15)		Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.30(15)		Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.31(15)		Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.32(15)		Loan Agreement dated May 19, 2005 and entered into with 1107200 Alberta Ltd.
10.33(15)		Notice of Termination of Restated Technology Agreement with Momentum Resources Corporation dated
September 9, 2005
10.34		Restated and Amended Technical Services Agreement dated December 31, 2005
10.35		Loan Agreement Amendment dated April 7, 2006 and entered into with our CEO, Mr. George Liszicasz
14.1	(10)	Code of Business Code and Ethics
23.1	(13)	Certificate of Qualifications and Independence of Dr. Nimr Arab
23.2	(14)	Consent of Dr. Nimr Arab, dated April 8, 2005, to file copy of his Report as Exhibit 99.5 to the December 31,
2004 Annual Report
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32.1		Section 1350 Certification
32.2		Section 1350 Certification
99.1	(1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas
Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist,
A.P.E.G.G.A.
99.2	(1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3	(2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.
99.4	(1)	Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain
Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung
Associates Ltd.

99.5 (13)	Report of Dr. Nimr Arab dated September 2004, entitled: “Evaluation Survey of the Stressfield Detector
Technology Conducted in Syria During 2004”

(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)

(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998

(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999

(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999

(5)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000

(6)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000

(7)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002

(8)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002

(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003

(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004

(11)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004

(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed on November 22, 2004

(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on April 15, 2005

(14)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed on May 23, 2005

(15)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed on September 22, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2006.

Calgary, Alberta, Canada

ENERGY EXPLORATION TECHNOLOGIES INC.	ENERGY EXPLORATION TECHNOLOGIES INC.
an Alberta corporation	an Alberta corporation
By: /s/ George Liszicasz	By: /s/ Ken Rogers
George Liszicasz,	Ken Rogers
CEO, principal executive officer	V.P. Finance, principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on April 26, 2006, and in the capacities indicated.

Signature	Title	Date
/s/ George Liszicasz
George Liszicasz	Chief Executive Officer, principal	April 26, 2006
executive officer, and Director
/s/ Brian Kohlhammer
Brian Kohlhammer	Director	April 26, 2006

/s/ Douglas Rowe
Douglas Rowe	Director	April 26, 2006

Robert Van Caneghan	Director	April 26, 2006

/s/ Charles Selby
Charles Selby	Director	April 26, 2006