Form 10-Q
period 2006-03-31
ENERGY EXPLORATION TECHNOLOGIES /
filed 2006-05-15
CIK 1009922

As filed with the Securities and Exchange Commission on May 15, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–Q

_________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

YES   [X]     NO   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]  No [ X ]

The number of shares outstanding of the registrant's common stock as of May 5, 2006: 22,263,423 shares.

Advisement

Our reporting currency is the United States of America dollar.  All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars.  The rate of exchange of Canadian dollars to United States dollars as of March 31, 2006, was CDN $1.17 to U.S. $1.00.  For information relative to the conversion of Canadian amounts into US dollars, see the section contained in explanatory Note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

Special Note Regarding The Observations, Beliefs And Opinions Expressed In This Quarterly Report Relating To The Scientific Basis And Principles Of Our SFD Technology

The observations, beliefs and opinions we express in this quarterly report relating to the scientific basis and principles of our SFD technology, and the ability of our SFD Technology to detect subsurface conditions, represent those of our company and our management alone, and should not be construed as representing those of any third party, except to the extent expressly stated in this quarterly report.

For additional information on Energy Exploration Technologies Inc. please consult our web page www.nxtenergy.com, or the SEDAR webpage www.sedar.ca or the EDGAR webpage www.edgar.com.

This document should be read in conjunction with the Form 10-K filed April 26, 2006 for fiscal year-end December 31, 2005.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page
Item 1	Financial Statements (unaudited)	4
	Consolidated Balance Sheets
	Consolidated Statement of Loss and Comprehensive Loss
	Consolidated Statement of Shareholders’ Deficit
	Consolidated Statements of Cash Flow
	Notes to the Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	29

PART I

ITEM 1.  FINANCIAL STATEMENTS

ENERGY EXPLORATION TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (EXPRESSED IN U.S. DOLLARS EXCEPT SHARE DATA)

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS
CASH	$624,669	$1,059,277
SHORT TERM INVESTMENTS	-	45,000
ACCOUNTS RECEIVABLE	36,164	63,101
DUE FROM OFFICERS AND EMPLOYEES	1,974	2,884
PREPAID EXPENSES	46,488	59,953
	709,295	1,230,215

OIL AND NATURAL GAS PROPERTIES, ON THE BASIS OF FULL COST ACCOUNTING,
NET OF DEPLETION AND IMPAIRMENTS [NOTE 3]	1,083,164	1,088,244

OTHER PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION,
AMORTIZATION AND IMPAIRMENT [NOTE 4]	141,206	140,864
	$1,933,665	$2,459,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
TRADE PAYABLES	$297,169	$337,702
OTHER ACCRUED LIABILITIES [NOTE 5]	132,052	883,015
CONVERTIBLE DEBENTURES [NOTE 9]	1,693,659	981,986
FAIR VALUE OF CONVERSION FEATURE	717,225	1,421,384
	2,840,105	3,624,087

LONG TERM LIABILITIES:
NOTE PAYABLE [NOTE 6]	208,604	207,625
	3,048,709	3,831,712

CONTINGENCIES, CONTINUING OPERATIONS AND COMMITMENTS [NOTES 1 AND 11]

SHAREHOLDERS' EQUITY
PREFERRED SHARES [NOTE 8]
AUTHORIZED: UNLIMITED
ISSUED : 10,000,000 AT MARCH 31, 2006 AND DECEMBER 31, 2005	3,000,000	3,000,000
COMMON SHARES
AUTHORIZED: UNLIMITED
ISSUED : 22,258,423 AND 21,511,244 AT MARCH 31, 2006 AND
DECEMBER 31, 2005, RESPECTIVELY [NOTE 7]	29,191,155	28,229,691
CONTRIBUTED CAPITAL [NOTES 7 AND 9]	1,106,144	1,010,589
ACCUMULATED DEFICIT	(34,602,183)	(33,874,636)
ACCUMULATED OTHER COMPREHENSIVE INCOME	189,840	261,967
	(1,115,044)	(1,372,389)

	$1,933,665	$2,459,323
THE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Loss And Comprehensive Loss
(Unaudited) (Expressed in U.S. dollars except share data)

	Three months ended
	March 31,
	2006	2005

Revenues
Oil and natural gas revenue	$12,173	$11,121
	12,173	11,121

Operating expenses
Oil and natural gas operating expenses	934	1,462
Administrative	598,867	1,097,446
Depletion and impairment of oil and
natural gas properties [note 3]	30,326	503,689
Amortization and depreciation [note 4]	13,525	24,519
Survey operations and support	12,482	1,141
	656,134	1,628,257

Operating loss from continuing operations	(643,961)	(1,617,136)

Other income
Interest	(3,161)	(2,548)
Interest on Convertible debentures	(80,425)	-
	(83,586)	(2,548)

Net loss from continuing operations	(727,547)	(1,619,684)

Loss from discontinuted operations [note 12]	-	(4,303)
Net loss	(727,547)	(1,623,987)

Other comprehensive income (loss):
Foreign currency translation adjustments	(72,127)	(28,909)
Comprehensive loss	$(799,674)	$(1,652,896)

Basic and diluted net loss per share from
continuing operations [note 7]	$(0.03)	$(0.08)
Basic and diluted net loss per share from
discontinued operations [note 7]	$ -	$ -
Basic and diluted net loss per share [note 7]	$(0.03)	$(0.08)
Basic and diluted comprehensive loss per share [note 7]	$(0.04)	$(0.08)

Weighted average common shares outstanding	22,062,237	21,198,655
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of loss and comprehensive loss.

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Shareholders' Equity (Deficit)
(Unaudited) (Expressed in U.S. dollars except share data)
Accumulated Other
Comprehensive		Common Shares		Preferred Shares		Warrants	Contributed
Income (loss)		Share	Amount	Shares	Amount	Number	Capital	Deficit	Total
Beginning balance - December 31, 2004	$265,639	21,055,171	$27,565,636	-	$ -	1,327,467	$ -	$(26,038,158)	$1,793,117
Issued for services at $1.75 per share on January 13, 2005	-	100,000	175,000	-	-	-	-	-	175,000
Issued for services at $1.75 per share on January 13, 2005	-	25,000	43,750	-	-	-	-	-	43,750
Options exercised for cash at $0.38 per share	-	75,000	28,500	-	-	-	-	-	28,500
Issued for cash at $2.00 per share on March 17, 2005	-	10,000	20,000	-	-	10,000	-	-	20,000
Issued for cash at $2.60 Cdn per share on March 30, 2005	-	23,600	49,198	-	-	23,600	-	-	49,198
Net loss for the three months ended
March 31, 2005 on continuing operations	-	-	-	-	-	-	-	(1,619,684)	(1,619,684)
Loss from discontinued operations for
the three months ended March 31, 2005	-	-	-	-	-	-	-	(4,303)	(4,303)
Net other comprehensive loss for the
three months ended March 31, 2005	(28,909)	-	-	-	-	-	-	-	(28,909)
Balance * March 31, 2005	$236,730	21,288,771	$27,882,084	-	$ -	1,361,067	$ -	$(27,662,145)	$456,669

Beginning balance - December 31, 2005	$261,967	21,511,244	$28,229,691	10,000,000	$3,000,000	3,501,592	$1,010,589	$(33,874,636)	$(1,372,389)
Options exercised for cash at prices between
$0.38 and $0.65 per share	-	87,500	50,371	-	-	-	-	-	$50,371
Issued for services at $1.50 per share on January 6, 2006	-	182,788	274,182	-	-	-	-	-	$274,182
Issued for services at $1.41 per share on January 23, 2006	-	400,000	564,000	-	-	-	-	-	$564,000
Issued upon conversion of convertible debentures
and accrued interest on March 20 and 23, 2006	-	76,891	72,911	-	-	-	-	-	$72,911
Compensation expense related to issuance of options to employees	-	-	-	-	-	-	95,555	-	$95,555
Net loss for the three months ended
March 31, 2006 on continuing operations	-	-	-	-	-	-	-	(727,547)	$(727,547)
Net other comprehensive loss for the
three months ended March 31, 2006	(72,127)	-	-	-	-	-	-	-	$(72,127)
Balance * March 31, 2006	$189,840	22,258,423	$29,191,155	10,000,000	$3,000,000	3,501,592	$1,106,144	$(34,602,183)	$(1,115,045)
The accompanying notes to the consolidated financial statements are an integral part of the consolidated statements of shareholder's equity (deficit)

ENERGY EXPLORATION TECHNOLOGIES INC.
Consolidated Statements Of Cash Flows
(Unaudited) (Expressed in U.S. dollars)

	Three months ended
	March 31,
	2006	2005
Operating activities
Net loss from continuing operations	$(727,547)	$(1,619,684)
Amortization and depreciation of other property
and equipment	13,525	24,519
Depletion and impairment of oil and natural gas properties	30,326	503,689
Consulting costs settled by issuance of common stock
and options	838,182	218,750
Changes in non-cash working capital
Accounts receivable	26,937	312,598
Loan to former employee	-	(360)
Due from officers and employees	910	4,127
Prepaid expenses	13,465	(34,405)
Trade payables	(40,533)	229,425
Other accrued liabilities	(779,065)	266,637
Compensation settled with options	95,555	-
Non-cash interest expense	80,424	-
Net cash used in discontinued operations	-	(4,303)
Net cash used by operating activities	(447,821)	(99,007)
Financing activities
Note payable	-	1,966
Funds raised through the exercise of options	50,371	28,500
Subscriptions payable	-	(50,000)
Net cash generated (used) by financing activities	50,371	(19,534)
Investing activities
Funds invested in other property and equipment	(14,242)	(12,851)
Funds invested in oil and natural gas properties	(1,776)	(473,877)
Funds borrowed by an employee	234	-
Funds redeemed short term investments	45,000	435,000
Net cash used by in investing activities	29,216	(51,728)
Effect of foreign exchange loss on cash	(66,374)	(28,909)
Net cash outflow	(434,608)	(199,178)
Cash and Cash Equivalents, beginning of period	1,059,277	287,431

Cash and Cash Equivalents, end of period	$624,669	$88,253

Release of subscriptions payable through the issuance of common shares	$ -	$69,198
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ 2,715	$ -
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

In March 2003 we divested all our U.S. properties. For reporting purposes, the results of operations and the cash flows of the U.S. properties have been presented as discontinued operations.  For details, refer to note 12.

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

For the three months ended March 31, 2006, we incurred a loss of $727,547 and had $34,602,183 accumulated deficit at March 31, 2006.  Our working capital deficit at March 31, 2006 was $2,130,810.  The net cash used in operating activities was $447,821 for the three months ended March 31, 2006.

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

We are executing a business plan to allow us to continue as a going concern.  We plan to raise new capital as well as complete survey contracts for a fee in 2006 and the future.  We can give no assurance that we will be successful in executing this plan.  Should we fail to raise more capital or earn revenue we would be forced to suspend our operations, liquidate our assets, wind-up and dissolve our company.  See Subsequent Events Note 14.

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

2. Significant Accounting Policies

Basis of Presentation

We have prepared these consolidated financial statements as at March 31, 2006 and for the three month interim periods ended March 31, 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  While the financial statements for these interim periods reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.  Refer to our consolidated financial statements included in our annual report on Form 10-K for our fiscal year ended December 31, 2005.

Consolidation

We have consolidated the accounts of our wholly-owned subsidiaries with those of NXT in the course of preparing these consolidated financial statements.  All inter-company balances and transactions amongst NXT and its subsidiaries have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

Estimates and Assumptions

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities including the disclosure of contingent assets and liabilities at the date of these consolidated financial statements as well they affect revenues and expenses recorded during the reporting periods.  Estimates include allowances for doubtful accounts, valuation of the note receivable, estimated useful lives of assets, provisions for contingent liabilities, measurement of stock based compensation, valuation of future tax assets, determination of proved reserves and reflect management's best estimate.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined necessary.  Actual results may differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123-R (revised 2004), "Share Based Payment." SFAS 123-R is a revision of FASB 123 and supersedes APB No. 25.  SFAS 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments.  Prior to the adoption of SFAS 123-R, we accounted for share-based payments to employees using APB Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method and, as such, we generally recognized no compensation cost for employee stock options.

SFAS 123-R requires an entity to value employee services received in exchange for an award of equity instruments by determining the fair market value of the instrument on the day the instrument is granted.  This value is then recorded as a compensation expense over the period during which an employee is required to provide service for the award.  For options, the compensation expense is recognized as the options vest.  The grant-date fair market value of options issued is estimated using an option-pricing model.

In addition, SFAS 123-R requires a public entity to measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair market value and that the fair market value of that award will be revalued at each subsequent reporting date until the liability is settled.

The effective date for us to implement SFAS 123-R is January 1, 2006.  Accordingly this standard is reflected initially in our first quarterly interim report of 2006.  We adopted this standard using the “modified prospective” transition method.  Using the modified prospective method there is no compensation expense recorded for any outstanding option that was vested as of the effective date of this standard.  A compensation expense is recorded progressively as unvested options outstanding as of the effective date become vested and for options issued subsequent to the effective date.  Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123-R, however, a pro forma note disclosure is required to report what would have been the impact on the prior year if we had elected to follow the fair market value accounting method.

3. Oil and Natural Gas Properties

Summarized below are the oil and natural gas property costs we capitalized for the three months ended March 31, 2006 and 2005, and as of March 31, 2006 and December 31, 2005.

	Three Months Ended		As at
	March 31		March 31	December 31
	2006	2005	2006	2005

Acquisition costs	$(3,099)	$(5,245)	$1,112,248	$1,115,347
Exploration costs	12,827	475,206	4,102,763	4,089,936
Oil and natural gas properties	9,728	469,961	5,215,011	5,205,283
Less impairment and depletion	(16,247)	(484,350)	(3,797,153)	(3,780,906)
Less dispositions	1,439	1,782	(334,694)	(336,133)
Less discontinued operations	-	-	-	-
Net oil and natural gas properties	$(5,080)	$(12,607)	$1,083,164	$1,088,244

We assess our unproved properties for any impairment in value (see note 2).  We determine the average price recently paid per acre for similar properties in the open market and then discount these prices to adjust for the reduced life remaining on our leases.

4. Other Property and Equipment

Summarized below are our capitalized costs for other property and equipment as of March 31, 2006 and December 31, 2005:

March 31		December 31
	2006	2005

Computer and SFD equipment	$378,418	$378,373
Computer and SFD software	163,331	159,888
Equipment	50,040	50,113
Furniture and fixtures	232,914	233,916
Leasehold improvements	269,644	270,803
SFD survey system (including software)	156,845	148,321
Tools	2,105	2,114
Vehicle	18,828	18,828
Flight Equipment	1,532	1,539
Other property and equipment	1,273,657	1,263,895
Less accumulated depreciation, amortization and impairment	(1,132,451)	(1,123,031)
Net other property and equipment	$141,206	$140,864

5. Other Accrued Liabilities

As of March 31, 2006 the Company has $132,052 of other accrued liabilities.  Other accrued liabilities includes $8,602 accrued audit fees, $35,973 payable for tax return preparation, $29,260 accrued legal fees, $568 crown royalty payable, $23,787 in consulting fees and $33,862 accrued oil and gas property costs.

6. Note Payable

As of March 31, 2006 the Company has a loan outstanding in the amount of $208,604. This amount is comprised of $250,000 CDN borrowed from our CEO and largest shareholder, Mr. George Liszicasz on November 3, 2004. These agreements provide that the loans accrue interest at the rate of 0.58% per month (7.0% per annum). The maturity date for this loan is April 15, 2007.

7. Common Stock

The loss per share is presented in accordance with the provision of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three months ended March 31, 2006 and 2005 because the company had losses from operations and therefore, the effect of all potential common stock was anti-dilutive.

In calculating diluted earnings per common share for the three month period ended March 31, 2006 and 2005, we excluded all options and warrants, either because the exercise price was greater than the annual average market price of our common shares in those years or the exercise of the options and warrants would have been anti-dilutive.  During these periods, outstanding stock options and warrants were the only potentially dilutive instrument.

During the quarter ended March 31, 2006, we issued 582,788 common shares to settle liabilities of $838,182.  During the similar period in the prior year we issued 125,000 common shares to settle liabilities of $218,750.

First Quarter Fiscal 2006

On January 6, 2006 we issued 182,788 common shares to discharge in full a $274,182 liability related to corporate strategy and planning services provided by a consultant to NXT in 2005.  The liability was recorded as “Other Accrued Liabilities” at December 31, 2005.

On January 23, 2006 we issued 400,000 common shares to discharge in full a $564,000 liability related to corporate strategy and planning services provided by a consultant to NXT in 2005.  The liability was recorded as “Other Accrued Liabilities” at December 31, 2005.

On March 20, 2006 we issued 35,833 common shares, which resulted from the conversion of a Secured Convertible Debenture and accrued but unpaid interest.

On March 23, 2006 we issued 41,058 common shares, which resulted from the conversion of a Secured Convertible Debenture and accrued but unpaid interest.

During the first quarter of 2006 we issued 92,500 common shares as a result of options exercised at prices between $0.38 and 0.65 per share.

Year Ended December 31, 2005

On January 13, 2005 we issued 125,000 common shares to discharge in full a $218,750 liability related to corporate strategy and planning services provided by a consultant to NXT in 2005.

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

8. Preferred Shares

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

Stage	Preferred Shares are Convertible when the following annual revenue objectives are met	Number of Preferred Shares convertible when Revenue Objectives are met
1	Nil	2,000,000
2	$50 million	2,000,000
3	$100 million	2,000,000
4	$250 million	2,000,000
5	$500 million	2,000,000
TOTAL		10,000,000

All ten million (10,000,000) preferred shares became issued and outstanding upon execution of the agreement on December 31, 2005.  A maximum of five million (5,000,000) of the preferred shares can be converted without ratification by shareholders of the Corporation.  The remaining five million (5,000,000) require ratification by the shareholders of the Corporation, but will be subject to cancellation in the event that they are not authorized at a meeting of the shareholders.  Gross revenue of the Corporation is determined on a consolidated basis in accordance with generally accepted accounting principles and will also include the proceeds of sale of assets by the Corporation or its subsidiaries.

The preferred shares issued were valued using a Black Scholes option-pricing model with the following assumptions and valuations:

	Immediately Convertible	Conditionally Convertible	Total
Number of Preferred Shares	2,000,000	8,000,000	10,000,000
Fair Value per Preferred Shares Issued	$1.400	$0.025	$1.50
Cost to Convert Preferred Shares to Common Shares	$0.00	$0.00	$0.00
Expected Dividends paid per common share ($/share)	Nil	Nil	Nil
Expected life (years)	10.0	10.0	10.0
Expected volatility in the price of NXT’s common shares	300%	300%	300%
Risk free interest rate (%)	4%	4%	4%
Fair Market Value of Preferred Shares	$2,800,000	$200,000	$3,000,000

The value for the Preferred Shares is substantially assigned to the first two million (2,000,000) preferred shares that are immediately convertible into Common Shares.  The remaining eight million (8,000,000) preferred shares have been assigned a nominal value reflecting the uncertainty that the required revenue objectives will be achieved to allow the Preferred Shares to be convertible into Common Shares.

As per FAS 2 “Accounting for Research and Development Costs” intangibles that are purchased from others for a particular research and development project and that have no alternative uses and therefore no separate economic value, such as the SFD intellectual property, are to be accounted for as research and development expense at the time the cost is incurred.  Accordingly we expensed in the fourth quarter of 2005 the full value of this intangible asset as a research and development expense.

9. Convertible Debentures

In the fourth quarter of 2005 we closed private placement bridge-financing contracts.  Pursuant to these contracts the Company issued security that converts automatically into $1,955,342 of debentures and 1,989,265 warrants in exchange for cash proceeds of $1,649,764 (net of commission paid of $24,928) and the conversion of Note Payable and accrued interest of $280,650 for an aggregate net value proceed of $1,930,414.  The debentures are convertible into common share.  (See consolidated financial statements as at December 31, 2005 for further details on conversion features)

The proceeds received on issuance of the convertible debt during 2005 were first allocated to the fair value of the bifurcated embedded derivative instruments included in the convertible notes and the warrants, with the remaining proceeds allocated to the convertible debentures, resulting in the debentures being recorded at a significant discount from their face amounts as show in the table below.  This discount is being accreted, together with the stated interest on the debenture, using an effective interest method over the term of the debenture.

The embedded derivative instrument is the conversion option.  This conversion feature is revalued at the end of each reporting period to reflect its period ended fair market value.  Any change in the value of the conversion feature is expensed in the period.

Immediately prior to the conversion of any convertible debenture to common shares we amortize any remaining debt discount for that debenture and revalue its conversion feature to fair market value.  The resulting changes in carrying value of the debenture and conversion feature are recorded as debit or credit, as applicable, to income for the period.  Common shares issued through the conversion of a debenture are then valued as the sum of the fair market value at the date of conversion of the fully accreted value of the debenture and value of the conversion feature.

In accordance with this accounting procedure the value of the convertible debenture and the conversion feature as at the beginning and ending of the three month period ended March 31, 2006 and the changes in the period are as follows:

Debenture carrying value at December 31, 2005	$981,986
Accretion expense	711,858
Interest Expense	54,336
Converted to Common Share	(54,521)
Debenture carrying value at March 31, 2006	$1,693,659

Fair value of the Conversion Feature at December 31, 2005	$1,421,384
Converted to Common Share	(18,388)
Change in fair market value	(685,771)
Fair value of the Conversion Feature at March 31, 2005	$717,225

10. Employee and Director Options

We have summarized below all outstanding options under the Plans as of March 31, 2006:

			As of March 31, 2006
Stock Option Plan	Grant Date	Exercise Price	Outstanding	Vested and Exercisable

1997 Employee Stock Option Plan
	December 27, 2000	$4.13	10,000	10,000
	January 4, 2001	$2.00	110,000	110,000
	May 15, 2001	$2.50	120,000	120,000
	July 5, 2001	$2.00	25,000	20,000
	August 13, 2002	$0.38	10,000	10,000
	March 27, 2003	$0.14	60,000	60,000
	September 8, 2003	$0.43	111,667	56,665
	August 12, 2004	$2.15	80,000	26,666
	December 23, 2004	$1.47	123,000	40,998
	July 19, 2005	$0.65	60,000	-
	September 20, 2005	$1.48	20,000	20,000
	October 7, 2005	$0.62	2,500	2,500

1999 Executive Stock Option Plan
	August 12, 2004	$2.15	80,000	26,666
	July 19, 2005	$0.65	60,000	-
	December 21, 2005	$1.48	150,000	-
	March 20, 2006	$1.05	150,000	-

2000 Directors Stock Option Plan
	August 13, 2002	$0.38	60,000	60,000
	September 20, 2002	$0.29	10,000	10,000
	September 8, 2003	$0.43	80,000	53,332
	July 19, 2005	$0.65	30,000	-

2004 Stock Option Plan
	March 31, 2005	$1.48	100,000	-
	June 28, 2005	$0.65	200,000	200,000

			1,652,167	826,827

Contractual Life for Outstanding Options
	2006	2007	2008	2009	2010	2011
$0.14	-		60,000	-	-	-
$0.29	-	10,000	-	-	-	-
$0.38	-	70,000	-	-	-	-
$0.43	-	-	191,667	-	-	-
$0.62	-	-	-	-	2,500	-
$0.65	-	-	-	-	350,000	-
$1.05	-	-	-	-	-	150000
$1.47	-	-	-	123,000	-	-
$1.48	120,000	-	-	-	150,000	-
$2.00	26,000	31,000	31,000	31,000	11,000	5,000
$2.15	-	-	-	160,000	-	-
$2.50	50,000	35,000	35,000	-	-	-
$4.13	2,000	2,000	2,000	2,000	2,000	-
	198,000	148,000	319,667	316,000	515,500	155,000

Consultant and executive options outstanding as of March 31, 2006 vest over the next three years, from the date of grant based upon the continued provision of services.  The options vest one-third each on the first through third anniversaries of the grant date.

The director options granted after January 1, 2000 that are outstanding as of March 31, 2006 vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director.  Both the employee and director options generally lapse, if unexercised, five years from the date of vesting.

We received $50,371 and $28,500 cash from the exercise of stock options during the 3-month periods ended March 31, 2006 and March 31, 2005, respectively.  The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $nil in both periods.

Compensation Expense Associated With Grant of Options

In the first quarter of 2006, the adoption of FAS 123-R resulted in incremental stock-based compensation expense of $95,555.  The incremental stock-based compensation expense caused net loss to increase by $95,555, however, basic and diluted earnings per share is unchanged.  Net cash flow is not affected by the adoption of this standard.

The incremental stock-based compensation expense in the first quarter of 2006 was derived from stock options issued to employees under share-based compensation plans.  Stock options were issued at the current market price on the date of grant, subject to a 3-year vesting period with a contractual term of 5 years.  The grant date fair value is calculated using the Black-Scholes option valuation model.

Table.

Three Months Ended
March 31, 2006
Weighted-Average Fair Value of Options Granted in Each Year ($/option)	1.05
Expected Dividends paid per common share ($/share)Nil
Expected life (years)	3
Expected volatility in the price of NXT*s common shares (%)	202
Risk free interest rate (%)	4

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees.

The expected volatility was based on historical volatility for a period equal to the stock option’s expected life

As of March 31, 2006, there was $517,487 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  This cost will be recognized over the 3 year vesting period.

In the first quarter of 2005 there was no incremental stock-based compensation expense recognized as a result of the adoption of FAS 123-R as we adopted this standard using the modified prospective transition method.  Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under this standard no stock-based compensation expense was recorded by the Company.  Had we elected to follow the modified retrospective method, an alternative transition method provided for under FAS 123-R, to transition from APB 25, we would have recorded additional compensation expense of approximately $127,412, for the three month period ended March 31, 2005.  The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2005 based on the modified retrospective method.

Three Months Ended
March 31,
2005
Net loss as reported	$(1,623,987)
Add: Stock-based employee compensation expense, included in reported net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(127,412)
Pro forma net loss for the year	$(1,751,399)

Pro forma basic and diluted loss per common share	$(0.08)

11. Commitments and Contingencies

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

In June 2004 we sold airplane parts in exchange for 30 hours of rental time on an airplane from Avia Aviation.  The airplane parts had been written off in previous years and had no recorded value at the time.  We used the rental rate for the airplane of $1,747 US per hour based on previous invoices from Avia Aviation for the valuation of the transaction.  We recognized a gain of $45,725 on the sale. We also incurred $12,231 of administrative expenses in relation to discontinued operation.  The net loss from discontinued operations was Nil and $4,303 for the three months ended March 31, 2006 and 2005 respectively.

For reporting purposes, the results of operations and the financial position of the properties have been presented as discontinued operations, accordingly, prior period financial statements have been reclassified.

13. Segment Information

We operate in only one business segment, oil and natural gas exploration, insofar as we develop oil and natural gas exploration prospects identified using our proprietary SFD airborne survey technology.  Summarized below with respect to our periods ended March 31, 2006, and 2005 and is geographic information relating to:

•	revenues we have received during the year from continuing operations allocated amongst the geographic areas in which the revenue was generated;
•	our net loss for the year from continuing operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.
•	our net income (loss) for the year from discontinued operations allocated amongst the geographic areas in which the revenue and associated expenses were generated.

Of our total revenue, $12,173 came from a single external customer and was earned in the geographical segment of Canada.

United States		Canada	Total
Three Months Ended

March 31, 2006:
Revenues from oil and natural gas production	$ -	$ 12,173	$ 12,173
Net loss from continuing operations	$ -	$ (727,547)	$ (727,547)
Income from discontinued operations	$ -	$ -	$ -

March 31, 2005:
Revenues from oil and natural gas production	$ -	$ 11,121	$ 11,121
Net loss from continuing operations	$ -	$(1,619,684)	$(1,619,684)
Income from discontinued operations	$(4,303)	$ -	$ (4,303)

Assets As Of	United States	Canada	Total
March 31, 2006:	$ -	$1,933,665	$ 1,933,665
December 31, 2005:	$ -	$2,657,956	$ 2,657,956

In preparing the above tables, we have eliminated all inter-segment revenues, expenses and assets. The accounting policies of each segment are the same as those described in note 2.

14. Subsequent Events

Subsequent to the end of the quarter NXT closed two Private Placements for aggregate net and gross proceeds of US$2,124,000.  On April 19, 2006 the NXT closed a Private Placement for US$1,685,000 wherein NXT issued 1,685,000 Units.  On May 12, 2006 the Company closed a second Private Placement for US$439,000 wherein NXT issued a further 439,000 Units.  For both Private Placements a Unit was sold at a price of US$1.00 and each Unit consisted of one (1) common share and one (1) warrant.  Each warrant shall entitle the holder to purchase one additional Common Share at $2.00 US per share.  The warrant expires two (2) years from the date of issue.

The issuance of the shares is exempt from registration pursuant to section 4(2) of the Securities Act of 1933.  Shares are restricted and must be resold pursuant to Rule 144 promulgated by the SEC under the Securities Act of 1933 and pursuant to Multilateral Instrument 45-102 Resale of Securities in Canada.

In connection with the financing, NXT will pay a commission of an additional 159,520 Units.

On April 6, 2006 the maturity date of the note payable was extended to April 15, 2007.

On April 30, 2006 NXT entered into agreement with two companies to provide financial consulting and investment banking services.  We agreed to grant these two companies an aggregate of 350,000 warrants exercisable at $1.60 per share into 350,000 common shares until April 30, 2008.

15. Comparative Figures

Certain amounts in the consolidated financial statements have been reclassified in the current period to conform to the current year’s presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating revenues

Our well at Entice, Alberta, in which we have a 22.5% working interest, had production averaging 18 thousand cubic feet (mcf) per day during the quarter ended March 31, 2006 (“Q1 2006”) as compared with production of 18 thousand cubic feet (mcf) per day during the quarter ended March 31, 2005 (“Q1 2005”).  Revenues, net of royalty expense, for the period were $12,173 (Q1 2005 - $11,121).  In Q1 2006 the average price received net of royalties was $7.51 per mcf (Q1 2005- $6.86 per mcf) and the operating cost was $0.61 per mcf. (Q1 2005- $0.75 per mcf.)

Operating loss from continuing operations

We incurred an operating loss of $643,961 in Q1 2006 (Q1 2005 -$1,617,136), representing a $973,175 (60.18%) overall decrease.  This decrease was attributable to the following changes:

•

Administrative costs decreased $498,579 (45.43%) in 2006 to $598,867 compared to 2005 expenditures of $1,097,446.  This reduction was mainly due to decreases in consulting fees of $498,402 (78.59%) in 2006 ($135,748 in 2006 as opposed to $634,150 in 2005), in travel expenses of $20,415, investor relations expense of $147,975, in audit and tax expenses of $24,445, and in miscellaneous of $1,669, partially offset by increases in legal fees of $22,225, salaries and wages of $53,751, regulatory fees of $22,796 and stock-based compensation expense of $95,555.

•	Survey operations and support expenses increased by $11,341 (993.95%) to $12,482 in 2006 (Q1-2005 - $1,141) due to test flights for the SFD Survey System.
•

Depletion and impairment decreased by $473,363 (93.98%) and amounted to $30,326 in 2006 as compared to $503,689 in 2005.  Impairment decreased $470,287 to $28,101 in 2006 as compared to $498,388 in 2005.  Depletion expense for 2006 was $2,225 as compared to $5,301 in 2005.

Interest income

Interest expense for Q1- 2006 was $83,586 (Q1 2005 - $2,548) and consisted of $80,425 (Q1 2005 - Nil) interest on convertible debentures, $3,694 (Q1 2005 - $4,102) interest on shareholder loan, and $141 interest on outstanding accounts payable (Q1 2005 – Nil), which was partially offset by interest revenue of $674 (Q1 2005 - $1,554).

Loss from discontinued operations

The expense related to discontinued operations for Q1- 2006 was nil (Q1 2005 - $4,303).  The expense in 2005 relates to professional fees to prepare and file tax returns for NXT’s two inactive subsidiaries.

Other comprehensive income

Other comprehensive income and loss is caused by changes in the relative exchange values of the U.S. and Canadian dollars.  For example when the U.S. dollar trades higher relative to the Canadian dollar net monetary assets held in Canadian dollars will decline in value as recorded in the U.S. dollar equivalent and this decline will be reflected as a foreign exchange loss in a period.  The equivalent U.S. dollars for each Canadian dollar was unchanged from $1.16 at December 31, 2005 to March 31, 2006 and changed from $1.20 at December 31, 2004 to $1.21 at March 31, 2005.  Both periods also experienced fluctuation in currency exchange rates throughout the period.  These fluctuations in currency exchange rates resulted in a comprehensive loss in Q1 2006 of $72,127 compared with a loss in Q1 2005 of $28,909.

Relationships and Transactions on Terms That Would Not Be Available From Clearly Independent Third Parties

There was no new transaction in the first quarter of 2006 that were on terms that would not be available from independent third parties.  On April 6, 2006 the maturity date of a note payable to an officer of the Company was extended from April 15, 2006 to April 15, 2007.

Liquidity And Capital Resources

Sources of Cash

In the quarter ended March 31, 2006 we had a net cash outflow of $434,608 compared to the first quarter of 2005 when we had a net cash outflow of $199,178.  The Q1 2006 results were due to the operating activities use of cash of $447,821, cash flow of $50,371 expended in financing activities, $29,216 cash inflow in investing activities, nil used by discontinued operations and the effects of the fluctuations in foreign exchange of $66,374.  The Q1 2005 results were due to the operating activities use of cash of $94,704, cash flow of $19,534 expended in financing activities, $51,728 cash used in investing activities, $4,303 used by discontinued operations and the effects of the fluctuations in foreign exchange of $28,909.

Net cash used by our operating activities during the three month period ended March 31, 2006 of $447,821 was an increase of $353,117 over the same period in 2005 (net cash used in operating activities in the period ended March 31, 2005 was $94,704).  The increased use of cash in Q1 2006 as compared with Q1 2005 was significantly affected by a $756,594 reduction in working capital (including consulting costs settled by the issuance of common stock).  These non-cash changes reduced cash flow used by operating activities in Q1 2006 by $235,875 as compared with $992,469 Q1 2005.

Current Cash Position and Changes in Cash Position

Our cash position as of March 31, 2006 was $624,669 as compared to $1,059,277 as of December 31, 2005.  This decrease in our cash position was attributable to the cash used in operating activities of $447,821, cash inflow of $50,371 received through financing activities, $29,216 cash inflow in investing activities, and the effects of the fluctuations in foreign exchange of $66,374.  Our cash position as of March 31, 2006 was $624,669 as compared to $88,253 as of March 31, 2005 and $1,059,277 at December 31, 2005.

We had a working capital deficiency of $2,130,810 as of March 31, 2006 as compared with $2,393,872 as at December 31, 2005.  This deficiency is mainly caused by the fair value of the convertible debenture and its bifurcated conversion feature.  In aggregate these liabilities are valued at $2,410,884 as of March 31, 2006 ($2,403,370 at December 31, 2005).  These convertible debentures are more likely than not to be converted into common shares.  If converted to common shares the aggregate liability will be discharged without a cash outlay.  The deficiency was also caused by the continuing operational losses of $727,547 for Q1 2006.  Our losses from operations will likely continue in the second quarter.

Cash used in operating activities in the quarter ended March 31, 2006 increased by $353,117 (372%) to $447,821 for 2006 as compared to $94,704 for the same period in 2005. The increased cash utilization is attributable mainly to changes in working capital including $838,182 consulting costs settled by issuance of common stock and $95,555 of compensation settled with options.

Financing activities in the first quarter of 2006 generated $50,371 from the exercise of options.  Financing activities in 2005 generated $28,500 from the exercise of options and $1,966 from the increase in notes payable and used $50,000 due to a cancellation of a subscription agreement.

Investing activities generated cash of $29,216 for the quarter ended March 31, 2006 as compared to $51,728 used in the quarter ended March 31, 2005.  The increase was attributable to the redemption of short term investments and offset by an investment in other property and equipment.

Discontinued operations used cash of nil in the quarter ended March 31, 2006.  The quarter ended March 31, 2005 used

$4,303 of cash from discontinued operations.

Other comprehensive income, specifically currency exchange, was a loss of $66,374 in the quarter ended March 31, 2006 as compared to the loss of $28,909 in the quarter ended March 31, 2005. The reasons for the change are explained above.

Plan of Operation and Prospective Capital Requirements

We had $2,197,315 in cash on hand as of May 10, 2006.

At the March 31, 2006 we required additional funds to ensure that we could continue operations.  We needed to raise a minimum of $1,500,000 to ensure that we had adequate working capital for us to operate for at least one more year.  Consequently we actively pursued new equity investment for the company and on April 19, 2006 we closed a $1,685,000 Private Placement that we believe will ensure that we can meet our financial obligations for a minimum of one additional year.  See Subsequent Event Note 14 of our consolidated financial statements.

Our ability to continue as a going concern beyond one year is dependent upon our ability to generate profitable operations and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.

Our consolidated financial statements included within the Form 10-Q are prepared using U.S. Generally Accepted Accounting Principles that is applicable to a going concern.  The going concern principle assumes a company can realize on its assets and settle its liabilities in the normal course of operations.  Our consolidated financial statements do not include any adjustments to amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

In the three months ended March 31, 2006, we incurred a comprehensive loss of $799,674 and used $447,821 of cash in operating activities.  We have an accumulated deficit of $34,602,183, and have a working capital deficiency of $2,130,810 as at the end of the period.

We expect to continue incurring net losses from operations and have negative operating cash flows until we can secure revenue-generating activities.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We can give no assurance that our business will continue as a going concern.  If we cannot generate sufficient cash from operations or if we fail to find additional sources of financing, we would cease to be a going concern.  Should we cease being a going concern we would be required to suspend our operations, liquidate our assets, wind-up and dissolve our company.

Summarized below are our contractual commitments:

Contractual Obligations	Payments due by period
As of March 31, 2006	Total ($)	Less than 1 year	1-3 Years
Loan from Officer/Shareholder	208,604	-	208,604
Rent or Operating Lease	64,241	64,241	-
Employment Agreements	403,254	133,562	269,692
Dundee TSX Sponsor Agreement	42,808	42,808	-

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

Effect of Inflation

We do not believe that our operating results were unduly affected during the first quarter of 2006 or 2005 by inflation or changing prices.

Critical Accounting Policies

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments.  Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25.  Accounting for Stock Issued to Employees, intrinsic value method and, as such, we generally recognized no compensation cost for employee stock options.

SFAS 123R requires an entity to value employee services received in exchange for an award of equity instruments by determining the fair market value of the instrument on the day the instrument is granted.  This value is then recorded as a compensation expense over the period during which an employee is required to provide service for the award.  For options the compensation expense is recognized as the options vest.  The grant-date fair market value of options issued is estimated using the Black Scholes option-pricing model.

In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair market value and that the fair market value of that award will be revalued at each subsequent reporting date until the liability is settled.

The effective date for us to implement SFAS 123R is January 1, 2006.  Accordingly this standard is reflected initially in our first quarterly interim report of 2006.  We adopted this standard using the “modified prospective” transition method.  Using the modified prospective method there is no compensation expense recorded for any outstanding option that was vested as of the effective date of this standard.  A compensation expense is recorded for unvested options outstanding as of the effective date and for options issued subsequent to the effective date.  Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R, however, a pro forma note disclosure is required to report what would have been the impact on the prior year if we had elected to follow the fair market value accounting method.

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

Currency Fluctuations

We currently hold our cash in Canadian and US currency. This does expose us to exchange rate fluctuations between the Canadian and United States currencies; however, we are planning to expand our operations in the international markets and the U.S. dollar is the standard currency for international transactions in the oil and gas industry. Therefore, we intend to continue using the U.S. dollar as our reporting currency for the foreseeable future. As we become more active in international markets we will transfer cash into U.S. currency based upon expected needs at that time.  We have not previously engaged in activities to mitigate the effects of foreign currency.  Based on the Q1 2006 revenue and cash flows a one percent change in the Canadian dollar rate relative to the US dollar is estimated to affect quarterly revenues and expenses by $122 and $523 respectively.

Interest Rate Fluctuations

We currently maintain some of our available cash and redeemable short term investments in US dollars and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates.  A 1% change in the interest rate would have approximately a $6,000 impact if all of our cash was invested in interest bearing notes.

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

Disclosure controls and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II
OTHER INFORMATION

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

NXT was not a party to the Ferry Flight Contract.  We believe the claim against us is without merit and intend to vigorously defend ourselves against the claim and will seek dismissal of the claim.

ITEM 1A.  RISK FACTORS

There have been no material change in the risk factors as previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NXT had two investors of the convertible debenture offering who exercised their options to convert their Convertible Debenture into Common Shares on March 20 and March 23, 2006.  In aggregate 76,891 Common Shares were issued in exchange for Convertible Debentures and  accrued interest.  These conversions were non-cash transactions and did not involve an underwriter.  The Convertible Debentures had a face value of $52,500 and accrued interest of $2,022.  The Convertible Debentures were converted at $0.70 of the face value and the accrued interest was issued in Common Shares equal to the weighted average market price per Common Share for the 10 days preceding the date when the interest is payable.

The 76,891 Common Shares were issued exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.  Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.  Each investor represented to us that the securities were purchased for his own account and not for the account of any other persons. Each investor was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during this period covered by this Form 10-Q that has not been reported on a Form 8-K.  Furthermore there has been no material change to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS

2.1 (1)	Reorganization Plan dated September 28, 1994 between Mega-Mart, Inc. and Auric Mining Corporation
2.2 (1)	Reorganization Plan dated December 31, 1995 between Auric Mining Corporation and Fiero Mining Corporation
2.3 (1)	Reorganization Plan dated January 20, 1996 between Auric Mining Corporation and Pinnacle Oil Inc.
2.4 (1)	Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on September 27, 1994
3.1 (1)	Amendment to Articles of Incorporation of Auric Mining Corporation as filed with the Nevada Secretary of State on February 23, 1996
3.2 (1)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on April 1, 1998
3.3 (5)	Certificate of Amendment to Articles of Incorporation of Pinnacle Oil International, Inc. as filed with the Nevada Secretary of State on June 13, 2000
3.4 (1)	Amended Bylaws for Energy Exploration Technologies
3.5 (1)	Pinnacle Oil International, Inc. specimen common stock certificate
3.6 (1)	Pinnacle Oil International, Inc. specimen series 'A' preferred stock certificate
3.7 (1)	Energy Exploration Technologies specimen common stock certificate
3.8 (1)	Form of Non-Qualified Stock Option Agreement for grants to directors
3.9 (1)	1997 Pinnacle Oil International, Inc. Stock Plan
3.10 (3)	Form of Stock Option Certificate for grants to employees under the 1997 Pinnacle Oil International, Inc. Stock Plan
3.11 (1)	Warrant certificate for 200,000 Common Shares issued to SFD Investment LLC
3.12 (4)	1999 Pinnacle Oil International, Inc. Executive Stock Option Plan

3.13 (4)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Executive Stock Option Plan
3.14 (6)	2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.15 (6)	Form of Stock Option Certificate for grants to directors under the 2000 Pinnacle Oil International, Inc. Directors' Stock Plan
3.16 (1)	Stockholder Agreement dated April 3, 1998 among Pinnacle Oil International, Inc., R. Dirk Stinson, George Liszicasz and SFD Investment LLC
3.17 (8)	Amended By-laws of Energy Exploration Technologies, - Amended September 20, 2002
3.18 (14)	2004 Stock Award and Stock Option Plan
10.1 (1)	Restated Technology Agreement dated August 1, 1996
10.2 (1)	Amendment to Restated Technology Agreement with Momentum Resources Corporation dated April 3, 1998
10.3 (1)	Letter Agreement with Encal Energy Ltd. dated December 13, 1996
10.4 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated February 19, 1997
10.5 (1)	Exploration Joint Venture Agreement with Encal Energy Ltd. dated September 15, 1997
10.6 (7)	Letter Amending Joint Venture Agreement with Encal Energy Ltd. dated April 1, 2000
10.7 (1)	Letter Agreement with Renaissance Energy Ltd. dated April 16, 1997
10.8 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated November 1, 1997
10.9 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #1)
10.10 (1)	SFD Survey Agreement with Renaissance Energy Ltd. dated February 1, 1998 (Prospect Lands #2)
10.11 (1)	Joint Exploration and Development Agreement with CamWest Limited Partnership dated April 3, 1998
10.12 (1)	Canadian Data License Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.13 (1)	American Data License Agreement with Pinnacle Oil Inc. dated April 1, 1997
10.14 (1)	Cost Recovery Agreement with Pinnacle Oil Canada Inc. dated April 1, 1997
10.15 (1)	Employment Agreement dated April 1, 1997 with Mr. George Liszicasz
10.16 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Liszicasz
10.17 (1)	Unsecured Convertible Promissory Note ($500,000) in favor of Mr. Stinson
10.18 (1)	Promissory Notes of Pinnacle Oil Inc. in favor of Messrs. Liszicasz and Stinson dated October 21, 1995
10.19 (1)	Form of Indemnification Agreement between Pinnacle Oil International, Inc. and each Director and Executive Officer
10.20 (1)	Lease Agreement between Phoenix Place Ltd. and Pinnacle Oil International, Inc. dated November 25, 1997

10.21 (9)	Employment Agreement dated December 1, 2002 with George Liszicasz
10.22 (11)	Interim Operating Agreement dated August 25, 2004 by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.23 (11)	Technical Services Agreement dated August 25, 2004 and effective January 1, 2005, by and between NXT and Mr. George Liszicasz, NXT’s CEO and President
10.24 (12)	Loan Agreement dated November 3, 2004 and entered into with our CEO, Mr. George Liszicasz
10.25 (12)	Loan Agreement dated November 16, 2004 and entered into with our CEO, Mr. George Liszicasz
10.26 (12)	Loan Agreement dated November 17, 2004 and entered into with our CEO, Mr. George Liszicasz
10.27 (12)	Loan Agreement Amendment dated November 19, 2004 and entered into with our CEO, Mr. George Liszicasz
10.28(15)	Loan Agreement Amendment dated February 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.29(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.30(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.31(15)	Loan Agreement Amendment dated April 7, 2005 and entered into with our CEO, Mr. George Liszicasz
10.32(15)	Loan Agreement dated May 19, 2005 and entered into with 1107200 Alberta Ltd.
10.33(15)	Notice of Termination of Restated Technology Agreement with Momentum Resources Corporation dated September 9, 2005
10.34(16)	Restated and Amended Technical Services Agreement dated December 31, 2005
10.35(16)	Loan Agreement Amendment dated April 7, 2006 and entered into with our CEO, Mr. George Liszicasz
14.1 (10)	Code of Business Code and Ethics
23.1 (13)	Certificate of Qualifications and Independence of Dr. Nimr Arab
23.2 (14)	Consent of Dr. Nimr Arab, dated April 8, 2005, to file copy of his Report as Exhibit 99.5 to the December 31, 2004 Annual Report
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1 (1)	Report captioned "Evaluation of Stress Field Detector Technology—Implications for Oil and Gas Exploration in Western Canada" dated September 30, 1996 prepared by Rod Morris, P. geologist, A.P.E.G.G.A.
99.2 (1)	Report regarding "Stress Field Detector Technology" dated May 22, 1998 prepared by Encal Energy Ltd.
99.3 (2)	Report captioned "SFD Data Summary" dated August 26, 1998 prepared by CamWest, Inc.

99.4 (1)

Report captioned "Pinnacle Oil International Inc.—Stress Field Detector Documentation of Certain Exploration and Evaluation Activities" dated February 27, 1998 prepared by Gilbert Laustsen Jung Associates Ltd.

99.5 (13)	Report of Dr. Nimr Arab dated September 2004, entitled: “Evaluation Survey of the Stressfield Detector Technology Conducted in Syria During 2004”

	(1)	Previously filed by our company as part of our Registration Statement on Form 10 filed on June 29, 1998 (U.S. Securities and Exchange Commission File No. 0-24027)
	(2)	Previously filed by our company as part of our Amendment No. 1 to Registration Statement on Form 10 filed on August 31, 1998
	(3)	Previously filed by our company as part of our Annual Report on Form 10-K for our year ended December 31, 1998 as filed on March 31, 1999
	(4)	Previously filed by our company as part of our Registration Statement on Form S-8 (U.S. Securities and Exchange Commission File No. 333-89251) as filed on March 31, 1999
	(5)	Previously filed by our company as part of Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 1999 as filed on July 28, 2000
	(6)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000
	(7)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2002
	(8)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed on November 14, 2002
	(9)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003
	(10)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2003 as filed on April 14, 2004
	(11)	Previously filed as an Exhibit to a Current Report on Form 8-K dated November 4, 2004 as filed on November 12, 2004
	(12)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed on November 22, 2004
	(13)	Previously filed by our company as part of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on April 15, 2005
	(14)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed on May 23, 2005
	(15)	Previously filed by our company as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed on September 22, 2005
	(16)	Previously filed by our company as part of Annual Report on Form 10-K for the year ended December 31, 2005 as filed on April 26, 2006

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Calgary, Alberta, this 15th day of May 2006.

ENERGY EXPLORATION TECHNOLOGIES INC.

By: /s/ George Liszicasz
George Liszicasz Chief Executive Officer (principal executive officer)
By: /s/ Ken Rogers
Ken Rogers VP Finance (principal financial officer)